Form 10-K
period 1993-12-31
FIRST SECURITY CORP /DE/
filed 1994-04-01
CIK 312367

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                 _____________________________________
                               FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File Number
December 31, 1993                                                1-6906
                 _____________________________________

                      FIRST SECURITY CORPORATION
        (Exact name of registrant as specified in its charter)

Delaware                                                      87-6118148
(State of incorporation)                                (I.R.S. Employer
                                                     Identification No.)

79 South Main, P.O. Box 30006
Salt Lake City, Utah                                          84130-0006
(Address of principal executive offices)                      (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Floating Rate Notes Due 1999, listed on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $1.25 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    [X]         No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.     [ ]

The aggregate market value of First Security Corporation voting stock held by nonaffiliates as of February 28, 1994 was $1,316,135,000.

As of February 28, 1994, First Security Corporation had outstanding 48,191,149 shares of Common Stock-Par $1.25 (net of 668,683 treasury shares). They were held by 8,626 stockholders of record.


The Registrant's definitive Proxy Statement dated March 15, 1994 in connection with the its Annual Meeting of Shareholders to be held April 25, 1994 is incorporated by reference into Parts I and III of this Form 10-K.

FORM 10-K CROSS-REFERENCE INDEX

The Registrant's Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1993 results. Page numbers shown below refer to Registrant's 1993 Annual Report to Shareholders.
                                                                   Annual
                                                                   Report
Item  Caption                                                        Page

Part I
1    Business                                                          36
1(a)     General Development of Business                               36
1(b)     Industry Segments                                           None
1(c)     Narrative Description of Business                             36
     Competitive Position                                              68
     Employment                                                        33
     Executive Officers of the Registrant (A)                         103
1(d)     Financial Information About Foreign and Domestic Operations   29
     Distribution of Assets, Liabilities and Stockholders' Equity;
          Interest Rates and Interest Differential                     58
     Analysis of Interest Changes Due to Volume and Changes in Rates   60
     Investment Portfolio                                              45
     Loan Portfolio
       A. Types of Loans                                            36,47
       B. Maturities and Sensitivities to Changes in Interest Rates    54
       C. Risk Elements                                                49
       D. Other Interest-Bearing Assets                              None
     Summary of Loan Loss Experience                                   51
     Deposits                                                 37,54,56,58
     Return on Equity, and Return on Assets                            33
     Short-Term Borrowings                                             56
2    Properties                                                        82
3    Legal Proceedings                                                 69
4    Submission of Matters to a Vote of Security Holders             None

Part II
5    Market for Registrant's Common Stock and Related
       Security Holder Matters                               32,44,70,108
6    Selected Financial Data                                           32
7    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   29
8    Financial Statements and Supplementary Data                    70,72
9    Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosures                          None

Part III
10   Directors and Executive Officers                                 (A)
11   Management Remuneration and Transactions                         (A)
12   Security Ownership of Certain Beneficial Owners and Management   (A)
13   Certain Relationships and Related Transactions                   (A)

    (A) Incorporated by reference from the Registrant's Proxy Statement dated March 15, 1994.

Part IV
14(a) Exhibits and Financial Statement Schedules:
        1. Report of Independent Certified Public Accountants          98
           Consolidated Balance Sheets, December 31, 1993 and 1992 72 Consolidated Statements of Income for the Years Ended
             December 31, 1993, 1992, and 1991                         73
           Consolidated Statement of Stockholders' Equity for the
             Years Ended December 31, 1991, 1992, and 1993             74
           Consolidated Statement of Cash Flows for the
             Years Ended December 31, 1993, 1992, and 1991             75
           Notes to Consolidated Financial Statements                  77

        2. Supplemental Schedules:
             Other schedules required by Rule 9.07 of Regulation S-X are omitted because the information required therein is included elsewhere in the financial statements and related notes or such schedules are not applicable.
        3. Exhibit Index
             Ex. 3(1). Certificate of incorporation, as amended.
               (Exhibit 3(1) to FSC's Registration Statement on Form
               S-4, Registration No. 33-30045, as filed on July 24,
               1990, hereby incorporated by reference.)
             Ex. 3(2). Bylaws of FSC, as amended.  (Exhibit 2 to FSC's
               Registration Statement on Form S-7, Registration No. 2-61892, as filed on June 16, 1978, and Exhibit 3(2) to FSC's Registration Statement on Form S-4, Registration
               No. 33-30045, as filed on July 24, 1990, hereby incorporated by reference.)
             Ex. 4(1). No instruments defining the rights of holders of long-term debt of FSC and its subsidiaries have been included as exhibits because the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of FSC and its subsidiaries on a consolidated basis.
             Ex. 4(2). Rights Agreement dated as of August 28, 1990,
               between FSC and First Security Bank of Utah, N.A., which includes the form of Rights Certificate (together with the Form of Election of Exercise) as Exhibit A; the form of Certificate of Designation of the series of Junior Series B Preferred Stock, no par value per share, of FSC as Exhibit B; and the Summary of Rights as Exhibit C. (Filed as Exhibit 4 to FSC's Current Report on Form 8-K dated August 28, 1990, as filed with the Commission on September 1, 1990, [File No. 1-6906] and hereby incorporated by reference.)
             Ex. 4(3). Amendment Agreement dated as of September 26,
               1990, by and between FSC and First Security Bank of Utah, N.A., amending the Rights Agreement dated as of August
               28, 1990, between the same parties. (Filed as Exhibit 1 to Amendment No. 1 on Form 8, dated October 10, 1990, as filed with the Commission on October 16, 1990, amending FSC's Current Report on Form 8-K dated August 28, 1990, as filed with the Commission on September 1, 1990, [File No. 1-6906] and hereby incorporated by reference.)
             Ex. 10. Material Contracts:  Executive Compensation Plans
               and Arrangements:
             Ex. 10(1). First Security Corporation Comprehensive
               Management Incentive Plan. (Exhibit A to Prospectus in Registration Statement No. 33-21556 on Form S-8 filed April 29, 1989, hereby incorporated by reference.)
             Ex. 10(2), 10(3), 10(4), 10(5), 10(6). Employment
               Agreements between FSC and Spencer F. Eccles, Morgan J. Evans, L. Scott Nelson, T. Eugene King, and J. Patrick McMurray. (Exhibits to FSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, hereby incorporated by reference [File No. 1-6906].)
             Ex. 10(7). Employment Agreement between FSC and Scott C.
               Ulbrich. (Exhibit to FSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, hereby incorporated by reference. [File No. 1-6906].)
             Ex. 11. Computation of per share earnings           Attached
             Ex. 21. Subsidiaries                                Attached
             Ex. 23. Consents of Independent Certified Public
               Accountants                                       Attached

14(b) Reports on Form 8-K:
      On November 19, 1993, FSC reported on Form 8-K the acquisition, in a pooling-of interests merger, of First National Financial Corporation and its wholly owned subsidiary First National Bank in Albuquerque.
      On January 24, 1994, FSC reported on Form 8-K a press release relating to its Fourth Quarter 1993 earnings.

14(c) Exhibits required by Item 601 of Regulation S-K            Attached

Signatures                                                       Attached

CORPORATE INFORMATION


FIRST SECURITY CORPORATION

CORPORATE OFFICES
79 South Main Street
Salt Lake City, Utah 84lll

ANNUAL STOCKHOLDERS' MEETING
Monday, April 25, 1994, 3 p.m.
Utah Power & Light Co., Auditorium
40 East First South
Salt Lake City, Utah 84111

INDEPENDENT ACCOUNTANTS
Deloitte & Touche
50 South Main Street
Salt Lake City, Utah 84144

GENERAL LEGAL COUNSEL
Ray, Quinney & Nebeker
400 Deseret Building
Salt Lake City, Utah 84111

FORM 10-K EXHIBITS
Stockholders can obtain a copy of any exhibits filed with the Corporation's report on Form l0-K upon written request to:
   Financial Division
   First Security Corporation
   P.O. Box 30006
   Salt Lake City, Utah 84130-0006

DIVIDEND REINVESTMENT PLAN
Shareholders can reinvest their cash dividends in additional shares of our common stock at the market price. Shareholders, as well as brokers and custodians, can obtain a prospectus of the plan by writing to:

First Security Bank of Utah, N.A.
Plan Agent, First Security Corporation
Dividend Reinvestment Plan
P.O. Box 30007
Salt Lake City, Utah 84l30-0007
(80l) 246-5289.

RATINGS
                          Thomson     Standard      Moody's
                        BankWatch      & Poors    Investors
                                                    Service
- - - -----------------------------------------------------------
Overall                         B            -            -
Senior Debt                     -          BBB+          A3
Subordinated Debt               -          BBB         Baa1

STOCK INFORMATION
First Security Corporation's shares are traded in the NASDAQ National Market System under the NASDAQ symbol: FSCO.

NASDAQ Market Makers:
   Bear, Stearns & Co., Inc.
   Dain, Bosworth, Inc.
   Dean Witter Reynolds, Inc.
   Dillon, Read & Co., Inc.
   C. S. First Boston Corporation
   Fox-Pitt, Kelton, Inc.
   Herzog, Heine, Geduld, Inc.
   Jefferies and Company, Inc.
   Keefe, Bruyette & Woods, Inc.
   Kemper Securities Group, Inc.
   Kidder Peabody & Co., Inc.
   Merrill Lynch, Pierce, Fenner & Smith
   Montgomery Securities, Inc.
   Morgan Stanley & Co., Inc.
   J. P. Morgan Securities, Inc.
   Pacific Crest Securities
   Piper, Jaffray & Hopwood, Inc.
   Prudential Securities
   M. A. Schapiro & Co., Inc.
   Shearson Lehman Hutton
   Sherwood Securities Corporation
   Smith Barney Shearson, Inc.
   Stearn, Agee & Leach, Inc.
   Troster Singer Corporation

The Transfer Agent and Registrar for First Security
Corporation is:
   Stock Transfer Services
   Trust Group
   First Security Bank of Utah, N.A.
   P. O. Box 30007
   Salt Lake City, Utah 84130-0007

FINANCIAL INFORMATION
Analysts, investors and others seeking financial information about the Corporation should contact:

   Scott C. Ulbrich
   Executive Vice President and
   Chief Financial Officer
   Financial Division
   (80l) 246-5706

   Leslie R. Nelson
   Investor Relations Director
   (801) 246-5266


GENERAL INFORMATION
News media representatives and others seeking general information should contact:

   Phillip F. Hudson
   Executive Vice President and Manager,
   Retail Banking and Marketing Group
   (801) 246-5258


Printed on Recycled Paper

FIRST SECURITY CORPORATION & SUBSIDIARIES

FINANCIAL REVIEW

The following pages contain "Management's Discussion and Analysis" of First Security Corporation's 1993 financial conditions and results of operations, including comparisons with prior years' results and identification of possible risks and trends.

RESTATEMENT OF FINANCIAL STATEMENTS.  As required by applicable accounting rules, all historical amounts in this report have been restated to reflect the effects of the pooling-of-interests merger with First National Financial Corporation
("FNFC", located in Albuquerque, New Mexico), and the adoption of Statement of Financial Accounting Standard No. 109,
"Accounting for Income Taxes", which was applied retroactively.  In 1992, historical per share data were restated where appropriate to reflect three-for-two stock splits made in the form of 50% stock dividends paid in May 1992 and June 1991.
dividends paid in May 1992 and June 1991.

It should be noted that the five-year compound growth rates shown on tables throughout this discussion may not represent actual trends due to recent acquisitions and certain nonrecurring events.

The consolidated financial statements beginning on page 72 of First Security Corporation's 1993 Annual Report to
Shareholders should be read in conjunction with this review.


                                                 Annual                                                           Annual
                                                 Report                                                           Report
Table of Contents:                                 Page          Tables:                                            Page
- - - ------------------------------------------------- -----          ------------------------------------------------- -----
Financial Review                                                 Table  1: Five-Year Summary -
  Glossary                                           30                      Financial Highlights                     32
  Summary of Earnings and Financial Condition        34          Table  2: Five-Year Summary - Condensed
  Business Lines                                     36                      Consolidated Income Statements           35
  Mergers and Acquisitions                           42          Table  3: Five-Year Summary - Condensed
  Stockholders' Equity and Capital Adequacy          43                      Consolidated Balance Sheets              36
  Interest-Earning Assets and Asset Quality:         46          Table  4: Mergers and Acquisitions                   42
    Investment Securities                            46          Table  5: Capital Ratios                             43
    Loans                                            48          Table  6: Investment Security Maturities, Yields
    Problem Assets                                   50                      and Market Values                        45
    Reserve for Loan Losses                          50          Table  7: Loans Outstanding                          47
  Asset/Liability Management                         53          Table  8: Problem Assets                             49
  Liquidity                                          56          Table  9: Reconciliation of the Reserve
  Income Statement Analysis:                                                 for Loan Losses                          51
    Net Interest Income                              60          Table 10: Allocation of the Reserve
    Noninterest Income                               62                      for Loan Losses                          52
    Noninterest Expenses                             64          Table 11: Maturities and Interest Rate Sensitivity   54
    Provision for Taxes                              66          Table 12: Maturities and Interest Rate Sensi-
  Off-Balance Sheet Items                            66                      tivities of Selected Loan Categories     54
  Inflation Accounting and Capital Commitments       66          Table 13: Maturities of Time Certificates of
  Economy                                            67                      Deposit of $100,000 or More              54
  Competitive Position                               68          Table 14: Short-Term Borrowings                      56
  Legal Proceedings                                  69          Table 15: Long-Term Debt                             57
                                                                 Table 16: Average Balance Sheets, Yields and Rates   58
Consolidated Financial Statements                                Table 17: Analysis of Interest Changes Due to
  Consolidated Balance Sheets                        72                      Volume and Rates                         60
  Consolidated Statements of Income                  73          Table 18: Quarterly Financial Summary                70
  Consolidated Statements of Stockholders' Equity    74
  Consolidated Statements of Cash Flows              75
  Notes to Consolidated Financial Statements         77
  Auditor's Report                                   98
  Management's Report on Internal Controls           99

Form 10-K                                           100


GLOSSARY
ALCOs: Asset/liability management committees comprised of senior officers who represent the major divisions of each FSC subsidiary. ALCOs review and evaluate strategies in the context of economic forecasts, customer needs, competition, and overall strategic direction.
ATM:  Automated teller machine.
Average balance: The sum of the daily balances at the end of each day divided by the number of days in the period.
Book value per share: Total common stockholders' equity divided by the number of common shares outstanding.
Basis point:  One one-hundredth of one percent (0.01%).
Capital adequacy: Sufficient equity to support strategic plans while providing an attractive rate of return for stockholders. Often measured by risk-based capital ratios.
Core deposits: Total deposits, excluding time deposits of $100,000 or more and foreign deposits.
CRE:  Commercial real estate.
CRE owner-occupied loans: Loans where the owner occupies at least 50% of the commercial property.
Credit risk:  The risk that a borrower cannot repay a loan.
Deposit-based intangibles: The value assigned to deposit relationships in purchase acquisitions.
Dividend payout ratio: The ratio of dividends paid per common share to primary (undiluted) earnings per common share.
Efficiency ratio: The ratio of noninterest expenses to the sum of net interest income FTE plus noninterest income.
FASB: Financial Accounting Standards Board, the promulgator of generally-accepted accounting principles.
FSC: First Security Corporation.
FTE: Fully-taxable equivalent. An adjustment made to interest income to facilitate comparison of interest income earned on tax-exempt or tax-favored loans, leases, and securities with interest earned subject to full taxation.
Gap: An asset/liability management term. Gap assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The difference between total interest-sensitive assets and liabilities at each time interval represents the interest sensitivity "gap" for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap generally indicates that rising interest rates during a given interval will decrease net interest income, as more liabilities than assets will reprice. Because all interest rates do not adjust at exactly the same time or by the same magnitude, and because the gap report does not reflect any future changes in balance sheet structure, gap can only be analyzed as a static or general indication of interest rate sensitivity.
Goodwill: Excess of the purchase price over the net asset value received in a purchase acquisition.
Intangible assets: Goodwill, deposit-based intangibles, insurance intangibles, and purchased mortgage loan servicing rights.
Interest rate risk: The risk that changes in interest rates will impact net interest income.
Leverage ratio: The ratio of Tier 1 capital divided by total assets minus nonqualifying intangibles.
Liquidity:  The ability to meet cash flow requirements at reasonable cost.
Loans: Includes both loans and leases, except when used in specifically identified loan categories.
Market capitalization: The market (bid) price of a share of common stock multiplied by the number of shares of common stock outstanding, i.e. the total market value of all outstanding shares.
NASDAQ/NMS: The National Association of Securities Dealers Automated Quotation National Market System.
Net interest income: Interest income plus loan fees, minus interest expense, frequently adjusted to an FTE basis for analytical purposes.
Net interest margin: FTE net interest income divided by average interest-earning assets.
Net interest spread: The arithmetic difference between the FTE yield on interest-earning assets and the rate paid on interest-bearing funds. Nonaccruing loans: Loans on which interest is not being accrued for income statement purposes. Interest received on nonaccruing loans is reported on a cash basis.
Nonperforming assets:  Nonaccruing loans plus renegotiated loans plus ORE.
ORE:  Other real estate owned plus other foreclosed assets.
Potential problem loans: As defined by the SEC, performing loans that have characteristics that cause management to have serious doubts about the borrower's ability to comply with the present loan repayment terms and which may result in reporting these loans as problem assets in the future. These loans are less than 90 days past due, are accruing interest, and are well-secured or are in the process of collection and are not classified as nonperforming assets.
Problem assets: Nonperforming assets plus accruing loans past due 90 days or more.
Productivity ratio: The ratio of noninterest expenses to average total assets.
Provision for loan losses: A charge against income made to adjust the reserve for loan losses to a desired level to cover potential future loan losses. Renegotiated loans: As defined by bank regulators, loans where modifications of terms are made to protect the bank's investment by making the terms more favorable than might be otherwise offered to the debtor.
Reserve for loan losses: An adjustment made to loans to recognize possible future loan chargeoffs. All loan losses are charged against this reserve as they become probable and subject to reasonable estimation. Recoveries of amounts previously charged off are credited to the reserve. It is adjusted by means of the provision for loan losses.
Residential loans: Loans made for and secured by one-to-four family housing units.
Risk-adjusted assets: Total assets plus reserves and off-balance sheet commitments and obligations, excluding goodwill and deposit-based intangibles, adjusted for credit risk.
Risk-based capital ratios: Equity measurements used by regulatory agencies to assess a bank's capital adequacy. These ratios are: Tier 1 Capital divided by risk-adjusted assets; and Total Capital (Tier 1 plus Tier 2 capital) divided by risk-adjusted assets.
ROAA: Return on average assets. A profitability measure calculated by dividing net income by average total assets.
ROAE: Return on average equity. A profitability measure calculated by dividing net income by average total stockholders' equity.
SEC:  The Securities and Exchange Commission.
SFAS: Statement of Financial Accounting Standards. Accounting pronouncements issued by FASB.
Tangible common equity: Common stockholders' equity minus intangible assets. Tangible common equity ratio: Tangible common equity divided by the total of assets minus intangible assets.
Tier 1 Capital: Stockholders' equity plus minority equity in subsidiaries minus goodwill and deposit-based intangibles.
Tier 2 Capital: Reserves for loan losses up to 1.25% of risk-adjusted assets plus qualifying subordinated debt.
Total Capital:  The sum of Tier 1 Capital plus Tier 2 Capital.


TABLE 1:  FIVE YEAR SUMMARY - FINANCIAL HIGHLIGHTS
(in thousands, except per share data)                                                                                      5-Year
                                                                                                              1993/92    Compound
                                                       1993        1992        1991        1990        1989     % Chg Growth Rate
=============================================== =========== =========== =========== =========== =========== ========= ===========
Common Stock Data:
Earnings per common share:
  Primary                                             $2.38       $2.17       $1.44       $0.73       $1.42       9.7        20.7
  Fully-diluted                                        2.38        2.16        1.36        0.67        1.32      10.2        22.7
Dividends paid per share                               0.88        0.68        0.60        0.57        0.55      29.4        12.0
Book value at December 31                             17.24       15.81       14.44       13.74       13.59       9.0         6.3
Market price (bid) at December 31                     25.75       27.25       19.00       10.78       14.11      (5.5)       18.5
  High for the year                                   30.25       27.50       19.00       14.67       14.78      10.0        21.0
  Low for the year                                    24.00       18.17       10.00        8.00       11.00      32.1        20.8
Market capitalization                             1,247,253   1,243,745     834,803     427,201     552,902       0.3        23.9
Market to book value at December 31                  149.36      172.36      131.58       78.46      103.83
Dividend payout per share                             36.92       31.55       41.56       77.69       38.69
Dividend yield (based on market price
  and dividend rate at December 31)                    3.57        2.79        3.23        5.28        4.03
Price/earnings ratio (based on
  December 31 stock price)                            10.80       12.58       13.16       14.72        9.91
Common shares outstanding                            48,437      45,642      43,937      39,629      39,182       6.1         4.5
Average common shares:primary                        47,852      46,330      41,155      39,607      39,270       3.3         4.2
Average common shares:fully-diluted                  48,020      46,520      43,715      42,996      42,364       3.2         2.5
Common stockholders of record
  (Not rounded to thousands)                          8,748       7,976       6,911       6,720       7,002       9.7         3.2
Preferred stockholders of record
  (Not rounded to thousands)                            671         742         813         872         930      (9.6)       (8.0)
=============================================== =========== =========== =========== =========== =========== ========= ===========
Income:
Net interest income                                $403,938    $375,949    $322,809    $302,140    $282,872       7.4         9.3
FTE adjustment                                        7,633       9,621      10,419      11,322      10,257     (20.7)      (12.0)
Net interest income, FTE                            411,571     385,570     333,228     313,462     293,129       6.7         8.5
Provision for loan losses                            11,684      30,277      66,393      94,899      45,949     (61.4)      (21.1)
Noninterest income                                  167,159     144,036     137,822     115,823      94,968      16.1        13.6
Noninterest expenses                                386,146     339,456     306,504     285,095     252,289      13.8         9.1
Net income                                          114,056     100,343      59,412      29,001      55,941      13.7        25.8
=============================================== =========== =========== =========== =========== =========== ========= ===========
Average Balance Sheet:
Investment securities                            $1,792,591  $1,708,038  $1,433,406  $1,385,158  $1,133,765       5.0        12.5
Loans, net of unearned income                     5,917,816   5,463,283   5,352,308   5,248,155   4,803,458       8.3         5.2
Reserve for loan losses                             128,801     130,548     125,198      86,342      72,390      (1.3)       11.9
Total interest-earning assets                     8,319,615   7,680,167   7,261,560   7,073,226   6,353,475       8.3         7.0
Total assets                                      9,214,260   8,490,487   8,045,754   7,896,145   7,084,695       8.5         6.8
Interest-bearing deposits                         5,527,474   5,353,698   5,163,236   4,777,451   4,315,351       3.2         5.9
Short-term borrowings                             1,121,250     982,448   1,013,532   1,297,477   1,086,873      14.1         5.7
Long-term debt                                      204,129     103,659     104,300     143,747     152,244      96.9         4.2
Total interest-bearing liabilities                6,852,853   6,439,805   6,281,068   6,218,675   5,554,468       6.4         5.8
Total deposits                                    6,956,114   6,567,776   6,205,821   5,751,292   5,186,499       5.9         6.9
Stockholders' equity                                784,658     686,159     578,920     551,901     517,998      14.4        10.1
=============================================== =========== =========== =========== =========== =========== ========= ===========
End Of Period Balance Sheet:
Investment securities                            $1,762,783  $1,750,180  $1,547,088  $1,376,827  $1,308,612       0.7        10.3
Loans, net of unearned income                     6,561,021   5,616,624   5,432,951   5,425,190   5,091,075      16.8         7.2
Reserve for loan losses                             134,848     127,847     126,887     117,192      78,694       5.5        13.8
Total interest-earning assets                     9,329,273   8,054,059   7,452,158   7,058,609   6,816,974      15.8         9.0
Total assets                                     10,211,689   8,895,673   8,290,168   7,893,903   7,553,831      14.8         8.4
Interest-bearing deposits                         5,806,020   5,439,139   5,270,453   5,071,252   4,412,442       6.7         6.6
Short-term borrowings                             1,486,905     995,790     899,294     918,566   1,314,265      49.3        11.4
Long-term debt                                      224,836     127,203      87,516      98,851     147,331      76.8         7.3
Total interest-bearing liabilities                7,517,761   6,562,132   6,257,263   6,088,669   5,874,038      14.6         7.5
Total deposits                                    7,503,707   6,868,453   6,514,692   6,188,735   5,413,165       9.2         7.8
Stockholders' equity                                835,731     722,447     635,173     545,295     533,330      15.7        11.0
Nonperforming assets                                 52,819     107,455     150,699     150,485     121,345     (50.8)      (14.5)
Accruing loans past due 90 days                       7,155      11,766      17,200      16,643      18,611     (39.2)      (22.1)
Total problem assets                                 59,974     119,221     167,899     167,128     139,956     (49.7)      (15.6)
=============================================== =========== =========== =========== =========== =========== ========= ===========

TABLE 1:  FIVE YEAR SUMMARY - FINANCIAL HIGHLIGHTS (continued)
                                                                                                                           5-Year
                                                                                                              1993/92    Compound
                                                       1993        1992        1991        1990        1989     % Chg Growth Rate
=============================================== =========== =========== =========== =========== =========== ========= ===========
Other December 31 Data (not rounded to thousands):
Full-time equivalent employees                        6,318       5,891       5,667       5,616       5,262       7.2         4.1
Number of banking offices                               245         230         229         224         207       6.5         4.4
Number of automated teller machines (A)                 324         230         220         207         180      40.9        17.0
=============================================== =========== =========== =========== =========== =========== ========= ===========
Selected Ratios:
Return on average assets                               1.24        1.18        0.74        0.37        0.79
Return on average stockholders' equity                14.54       14.62       10.26        5.25       10.80
Net interest margin, FTE                               4.95        5.02        4.59        4.43        4.61
Net interest spread, FTE                               4.33        4.31        3.75        3.56        3.66
Efficiency ratio:
  (noninterest expenses/FTE net interest
     income plus noninterest income)                  66.72       64.10       65.07       66.41       65.01
Productivity ratio:
  (noninterest expense/average assets)                 4.19        4.00        3.81        3.61        3.56
Stockholders' equity to assets                         8.18        8.12        7.66        6.91        7.06
Average stockholders' equity to average assets         8.52        8.08        7.20        6.99        7.31
Risk-based capital ratios (B):
  Tier 1 (minimum: 4.0%)                              11.82       11.32       10.61        9.32
  Tier 1 + Tier 2 (minimum: 8.0%)                     14.15       13.78       11.84       11.27
Leverage (minimum: 4.0%-5.0%)                          8.08        7.99        7.53        6.75
Tangible common equity ratio                           8.07        7.96        7.51        6.71
Loans to deposits                                     87.44       81.77       83.40       87.66       94.05
Loans to assets                                       64.25       63.14       65.53       68.73       67.40
Reserve for loan losses at December 31 to:
  Total loans                                          2.06        2.28        2.34        2.16        1.55
  Nonaccruing and renegotiated loans                 370.93      159.87      112.91      118.09      131.85
  Nonaccruing and renegotiated loans and
    accruing loans past due 90 days or more          309.93      139.37       97.92      101.13      100.51
Nonaccruing and renegotiated loans to
   total loans                                         0.55        1.42        2.07        1.83        1.17
Nonaccruing, renegotiated and accruing loans
   past due 90 days to total loans                     0.66        1.63        2.39        2.14        1.54
Nonperforming assets at December 31 to:
  Total loans and other real estate                    0.80        1.90        2.75        2.75        2.35
  Total assets                                         0.52        1.21        1.82        1.91        1.61
  Total equity                                         6.32       14.87       23.73       27.60       22.75
  Total equity plus reserve for loan losses            5.44       12.64       19.78       22.72       19.83
Total problem assets at December 31 to:
  Loans and other real estate                          0.91        2.11        3.07        3.05        2.72
  Total assets                                         0.59        1.34        2.03        2.12        1.85
  Total equity                                         7.18       16.50       26.43       30.65       26.24
  Total equity plus reserve for loan losses            6.18       14.02       22.03       25.23       22.87
Net loans charged off to average loans                 0.20        0.60        1.09        1.11        0.80
=============================================== =========== =========== =========== =========== =========== ========= ===========

NM = Not meaningful.
(A)  Member of Star and Plus (R) System Networks.
(B)  Risk-based capital ratios were not required prior to 1990.  Ratios shown were calculated based on 1992 requirements.

SUMMARY OF EARNINGS AND FINANCIAL CONDITION

   In 1993, First Security Corporation ("FSC" or "the Corporation") achieved the most profitable year in its 65-year history, with net income earned totaling $114.06 million, up $13.71 million (13.7%) from 1992. (See Table 1: Five-Year Summary - Financial Highlights, and Table 2:
Five Year Summary - Condensed Consolidated Income Statements). By comparison, net income earned in 1992, the previous most profitable year, totaled $100.34 million, up $40.93 million (68.9%) over $59.41 million in 1991.
   Earnings per share for 1993 were $2.38, up $0.21 (9.7%) from 1992, while for 1992, earnings per share were $2.17, up $0.73 (50.7%) over the $1.44 earned in 1991.
   FSC's net income generated a 1.24% return on average assets (ROAA) for 1993, up from 1.18% in 1992 and 0.74% in 1991, and a 14.54% return on average equity (ROAE), compared with 14.62% in 1992 and 10.26% in 1991. These results compared favorably with FSC's long-standing minimum targets of a 1.00% ROAA and a 15.00% ROAE.
   During 1993, FSC incurred one-time merger-related charges of $11.12 million after tax ($17.11 million pre-tax) associated with the acquisition of FNFC. Net income for 1993, excluding the FNFC merger charges, would have been $125.18 million, up $24.83 million (24.7%) from the $100.34 million earned in 1992. Fully-diluted net income per share for 1993, excluding the FNFC merger charges, would have been $2.61, up $0.45 (20.8%) from $2.16 for 1992. Net income for 1993, excluding the FNFC merger charges, would have generated a 1.36% ROAA and a 15.95% ROAE, compared with a 1.18% ROAA and a 14.62% ROAE for 1992.
   FSC's total assets at December 31, 1993, were a record $10.21 billion, up $1.32 billion (14.8%) from year-end 1992, while at December 31, 1992, total assets were $8.90 billion, up $605.51 million (7.3%) from $8.29 billion at year-end 1991 (See Table 1: Five-Year Summary - Financial Highlights, and Table 3: Five-Year Summary - Condensed Consolidated Balance Sheets). Total stockholders' equity at December 31, 1993, was $835.73 million, up $113.28 million (15.7%) from year-end 1992, while total stockholders' equity at December 31, 1992, was $722.45 million, up $87.27 million (13.7%) from $635.17 million at year-end 1991.
   The Corporation's risk-based capital ratios at December 31, 1993, were: Tier 1 at 11.82%, up from 11.32% and 10.61% for year-ends 1992 and 1991, respectively; and Total Capital (Tier 1 plus Tier 2) at 14.15%, up from 13.78% and 11.84% for year-ends 1992 and 1991, respectively (See Table 1: Five-Year Summary - Financial Highlights, and Table 5: Capital Ratios). The leverage ratio at December 31, 1993, was 8.08%, up from 7.99% and 7.53% at year-ends 1992 and 1991, respectively. Each of these ratios was well above its respective regulatory minimum.
   Total problem assets at December 31, 1993, were $59.97 million, down $59.25 million (49.7%) from year-end 1992, while at December 31, 1992, total problem assets were $119.22 million, down $48.68 million (29.0%) from $167.90 million at year-end 1991 (See Table 8: Problem Assets). Total problem assets included nonperforming assets and accruing loans past due 90 days or more. Nonperforming assets at December 31, 1993, were $52.82 million, down $54.64 million (50.8%) from year-end 1992, while at December 31, 1992, nonperforming assets were $107.46 million, down $43.24 million (28.7%) from $150.70 million at year-end 1991. Nonperforming assets equaled 0.80% of loans and ORE at December 31, 1993, decreasing from 1.90% at year-end 1992, and 2.75% at year-end 1991. Accruing loans past due 90 days or more at December 31, 1993, were $7.16 million, down $4.61 million (39.2%) from year-end 1992, while at December 31, 1992, accruing loans past due 90 days or more were $11.77 million, down $5.43 million (31.6%) from $17.20 million at year-end 1991.
   The reserve for loan losses at December 31, 1993, was $134.85 million, up $7.00 million (5.5%) from year-end 1992, while at December 31, 1992, the reserve for loan losses was $127.85 million, up $960 thousand (0.8%) from $126.89 million at year-end 1991 (See Table 3: Five-Year Summary - Condensed Consolidated Balance Sheets and Table 9: Reconciliation of the Reserve For Loan Losses). Merger transactions added $7.18 million in reserves in 1993 and $3.51 million in 1992. At December 31, 1993, the reserve equaled 2.06% of total loans and 370.93% of nonaccruing and renegotiated loans, compared with corresponding ratios of 2.28% and 159.87% at year-end 1992, and 2.34% and 112.91% at year 1991.
Management, in determining the reserve for loan losses, has undertaken extensive analytical analysis of the assets and has made considered judgments on relevant factors such as the state of the economy, loan portfolio mix and concentrations, new lending activities/lines of business/markets, and negative trends or uncertainties, if any, in determining the level of an appropriate reserve.
   During 1993, FSC continued its efforts to strengthen its capital position, its reserve for loan losses, its asset quality, and its sources of liquidity, and expanded into new markets while strengthening its presence in existing markets. FSC has generally had a philosophy of maintaining a conservatively stated balance sheet capable of coping with opportunities or challenges over the longer term. Building on this philosophy in 1993, the Corporation positioned itself to seize future opportunities as they occur.

TABLE 2:  FIVE YEAR SUMMARY - CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands)                                                                                                             5-Year
                                                                                                              1993/92    Compound
For the years ended December 31,                       1993        1992        1991        1990        1989     % Chg Growth Rate
=============================================== =========== =========== =========== =========== =========== ========= ===========
Interest income                                    $644,732    $656,448    $710,831    $749,701    $703,962      (1.8)        1.2
Plus FTE adjustment                                   7,633       9,621      10,419      11,322      10,257     (20.7)      (12.0)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Interest income, FTE                                652,365     666,069     721,250     761,023     714,219      (2.1)        1.0
Interest expense                                    240,794     280,499     388,022     447,561     421,090     (14.2)       (7.1)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Net interest income, FTE                            411,571     385,570     333,228     313,462     293,129       6.7         8.5
Less provision for loan losses                       11,684      30,277      66,393      94,899      45,949     (61.4)      (21.1)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Net interest income, (FTE) after
  provision for loan losses                         399,887     355,293     266,835     218,563     247,180      12.6        11.2
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Noninterest income:
  Service charges on deposit accounts                55,865      51,505      46,137      39,007      34,735       8.5        10.6
  Other service charges, collections,
    commissions, and fees                            41,767      33,011      24,548      15,242      13,712      26.5        30.3
  Commissions and fees from fiduciary activities     18,980      18,176      16,793      14,955      13,056       4.4        10.4
  Bankcard service fees                              33,083      27,411      24,175      21,867      19,439      20.7        15.1
  Insurance commissions and fees                      9,953       8,719       7,017       6,515       5,877      14.2        14.1
  Service fees on loans sold                          6,566       6,074       5,365       3,136       2,281       8.1        45.6
  Other noninterest income                              215      (1,719)     10,845      14,556       5,555    (112.5)      (53.0)
  Investment securities gains                           730         859       2,942         545         313     (15.0)         NM
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total noninterest income                            167,159     144,036     137,822     115,823      94,968      16.1        13.6
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total income, FTE                                   567,046     499,329     404,657     334,386     342,148      13.6        11.9
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Noninterest expenses:
  Salaries and employee benefits                    175,696     160,982     147,795     135,438     125,636       9.1         8.5
  Net occupancy                                      24,224      19,373      18,316      18,132      16,825      25.0         8.0
  Furniture and equipment                            27,858      26,549      22,656      19,445      20,147       4.9         6.6
  Insurance                                          19,697      18,868      14,678       9,472       7,159       4.4        23.2
  Stationery and supplies                            15,956      12,865      10,754      10,600       8,912      24.0        14.3
  Bankcard interbank discount & interchange fees     13,983      11,245      10,121       8,456       7,119      24.3        14.7
  Advertising                                         9,187       6,363       4,990       3,721       3,998      44.4        10.2
  Telephone                                           8,610       7,344       6,583       6,284       6,001      17.2         7.0
  Provision for loss on ORE                           7,448       6,903        (479)     10,226       5,672       7.9         2.5
  Postage                                             7,428       7,243       6,684       5,551       5,035       2.6         9.0
  Loan costs                                          7,102       6,082       5,061       2,920       2,334      16.8         6.2
  Consulting services                                 6,423       3,450       2,292       1,965       1,679      86.2        34.0
  Legal                                               4,706       4,913       6,545      13,870       6,017      (4.2)      (13.1)
  Other real estate expense, net                      1,191       4,207       6,978         239       4,851     (71.7)      (27.0)
  Other                                              56,637      43,069      43,530      38,776      30,904      31.5        14.8
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total noninterest expenses                          386,146     339,456     306,504     285,095     252,289      13.8         9.1
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Income before taxes, FTE                            180,900     159,873      98,153      49,291      89,859      13.2        25.8
Less FTE adjustment                                   7,633       9,621      10,419      11,322      10,257     (20.7)      (12.0)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Income before income taxes                          173,267     150,252      87,734      37,969      79,602      15.3        30.7
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Provision for income taxes                           59,211      49,909      28,322       8,968      23,661      18.6        26.4
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
NET INCOME                                         $114,056    $100,343     $59,412     $29,001     $55,941      13.7        25.8
=============================================== =========== =========== =========== =========== =========== ========= ===========

NM = Not meaningful.

TABLE 3:  FIVE YEAR SUMMARY - CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)                                                                                                             5-Year
                                                                                                              1993/92    Compound
For the years ended December 31,                       1993        1992        1991        1990        1989     % Chg Growth Rate
=============================================== =========== =========== =========== =========== =========== ========= ===========
Assets:
Cash and due from banks                            $673,877    $616,121    $648,760    $609,433    $518,291       9.4         4.9
Interest-bearing deposits in other banks             16,461      10,036      11,175      50,637      34,494      64.0       (24.4)
Federal funds sold and securities purchased
  under resale agreements                           381,154     288,258     147,014      51,004     189,448      32.2         7.1
Trading account securities                          607,854     388,961     313,930     154,951     193,345      56.3        97.0
Investment securities:
  U.S. Treasury and Other U.S. Govt.
    agencies and corporations                     1,327,319   1,267,688   1,207,474   1,006,923     911,020       4.7        11.1
  Obligations of states and
    political subdivisions                          180,129     199,692     162,480     211,023     199,343      (9.8)       (1.0)
  Other securities                                  255,335     282,800     177,134     158,881     198,249      (9.7)       18.9
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total investment securities                       1,762,783   1,750,180   1,547,088   1,376,827   1,308,612       0.7        10.3
  Memo:  Market values                            1,794,647   1,781,913   1,591,633   1,392,318   1,315,310       0.7        11.0
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Loans:
  Commercial                                      1,573,133   1,384,253   1,459,593   1,455,220   1,479,075      13.6         0.6
  Real estate: term                               2,311,401   2,096,136   2,062,649   2,123,550   1,988,222      10.3         5.7
  Real estate: construction                         245,106     162,945     209,729     255,788     229,206      50.4         1.3
  Consumer: instalment                            1,892,243   1,435,258   1,186,241   1,084,391     941,621      31.8        19.0
  Consumer: credit cards                            275,467     292,983     299,706     301,173     283,054      (6.0)        0.1
  Direct lease financing                            275,853     258,910     231,642     226,194     191,055       6.5        26.3
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total loans                                       6,573,203   5,630,485   5,449,560   5,446,316   5,112,233      16.7         7.1
Less: Unearned income                                12,182      13,861      16,609      23,179      21,158     (12.1)      (11.2)
      Reserve for loan losses                       134,848     127,847     126,887     117,192      78,694       5.5        13.8
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total loans, net                                  6,426,173   5,488,777   5,306,064   5,305,945   5,012,381      17.1         7.0
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Other real estate and other foreclosed assets        16,465      27,487      38,322      51,247      61,662     (40.1)      (21.4)
Intangible assets                                    11,833      14,867      14,243      15,970         980     (20.4)      118.6
Other assets                                        315,089     310,986     263,572     277,889     234,618       1.3         8.1
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
TOTAL ASSETS                                    $10,211,689  $8,895,673  $8,290,168  $7,893,903  $7,553,831      14.8         8.4
=============================================== =========== =========== =========== =========== =========== ========= ===========

(continued)

TABLE 3:  FIVE YEAR SUMMARY - CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)(continued)                                                                                                  5-Year
                                                                                                              1993/92    Compound
For the years ended December 31,                       1993        1992        1991        1990        1989     % Chg Growth Rate
=============================================== =========== =========== =========== =========== =========== ========= ===========
Liabilities:
Deposits:
Noninterest-bearing deposits                     $1,697,687  $1,429,314  $1,244,239  $1,117,483  $1,000,723      18.8        12.7
Interest-bearing deposits:
  Interest-bearing demand                         1,041,770     945,508     783,237     703,436     610,455      10.2        10.7
  Money market accounts                           1,103,855   1,019,946     935,036     723,659     630,194       8.2         9.8
  Savings                                         1,331,495   1,022,994     623,259     445,997     383,628      30.2        26.3
  Time certificates less than $100,000            1,946,054   2,108,658   2,459,788   2,656,373   2,108,554      (7.7)        1.3
  Time certificates of $100,000 or more             382,846     342,033     469,133     541,787     658,442      11.9        (9.4)
  Foreign                                                 0           0           0           0      21,169                    NM
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total interest-bearing deposits                   5,806,020   5,439,139   5,270,453   5,071,252   4,412,442       6.7         6.6
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total deposits                                    7,503,707   6,868,453   6,514,692   6,188,735   5,413,165       9.2         7.8
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Federal funds purchased and securities sold
  under repurchase agreements                     1,387,109     944,385     811,636     781,426   1,239,398      46.9        11.5
Other short-term borrowings                          99,796      51,405      87,658     137,140      74,867      94.1         9.1
Long-term debt                                      224,836     127,203      87,516      98,851     147,331      76.8         7.3
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total borrowed funds                              1,711,741   1,122,993     986,810   1,017,417   1,461,596      52.4        10.7
Other liabilities                                   160,510     181,780     153,493     142,456     145,740     (11.7)        3.8
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
TOTAL LIABILITIES                                 9,375,958   8,173,226   7,654,995   7,348,608   7,020,501      14.7         8.2
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Stockholders' Equity:
Common stockholders' equity                         835,028     721,664     634,324     544,369     532,340      15.7        11.0
Preferred stock                                         703         783         849         926         990     (10.2)       (8.3)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
TOTAL STOCKHOLDERS' EQUITY                          835,731     722,447     635,173     545,295     533,330      15.7        11.0
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $10,211,689  $8,895,673  $8,290,168  $7,893,903  $7,553,831      14.8         8.4
=============================================== =========== =========== =========== =========== =========== ========= ===========

NM=Not meaningful

BUSINESS LINES

   FSC was incorporated in 1928 and is the oldest multistate bank holding company in the United States. The Corporation's full-service banking business is conducted through six subsidiary Banks in six western states
- - - - Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming. Other FSC subsidiaries are engaged in full-service leasing, operational and processing services, insurance services, nonperforming asset liquidation and management, small business investment, asset management, and securities brokerage. The contribution of FSC's subsidiaries to the Corporation's consolidated 1993 results are discussed below.
   FIRST SECURITY BANK OF UTAH, N.A. (FSB Utah) is the largest bank in Utah. At December 31, 1993, FSB Utah operated 113 full-service domestic branches and 143 ATMs, plus one branch on Grand Cayman Island in the British West Indies.
   In 1993, FSB Utah earned a record $58.66 million, up $12.90 million (28.2%) from $45.76 million earned in 1992. The major components of this increase included: an $8.68 million (5.2%) growth in net interest income; an $18.56 million (96.5%) reduction of the provision for loan losses; a $13.34 million (17.5%) rise in noninterest income; and a $17.69 million (11.5%) increase in noninterest expenses. FSB Utah's 1993 earnings generated a 1.37% ROAA and a 19.72% ROAE, compared with 1.17% and 16.79%, respectively, for 1992.
   At December 31, 1993, FSB Utah's total assets were $4.81 billion, up $552.76 million (13.0%) from year-end 1992, while total stockholders' equity was $310.11 million, up $35.07 million (12.8%). A $669 thousand provision for loan losses, consisting of $1.17 million in net loans charged off partially offset by a $500 thousand reserve reduction, brought FSB Utah's reserve for loan losses to $53.51 million, or 1.86% of total loans. Total nonperforming assets of $17.77 million were 0.62% of loans and ORE, while the ratio of the reserve for loan losses to nonaccruing loans was 395.22%.
   On April 1, 1993, FSB Utah acquired Dixie State Bank (headquartered in St. George, Utah), with five branches and $72.91 million in deposits (See Section on Mergers and Acquisitions, and Table 4: Mergers and Acquisitions). On August 2, 1993, FSB Utah purchased $6.75 million in deposits from two branches of Bank of America Arizona (located in Salt Lake City and Kearns, Utah). On September 30, 1993, FSB Utah purchased $5.77 million in deposits from two branches of Bank One of Utah (formerly Valley Bank & Trust Company, located in Brigham City and Delta, Utah).
On November 30, 1993, FSB Utah purchased core banking assets and deposits of approximately $7 million from First Professional Bank (located in Salt Lake City, Utah).
   FSB Utah has announced a pending acquisition of Community First Bank (headquartered in Clearfield, Utah) with five branches and $67.26 million in deposits. This acquisition is expected to be completed in the first half of 1994.
   FIRST SECURITY BANK OF IDAHO, N.A. (FSB Idaho) is the second largest bank in Idaho. At December 31, 1993, FSB Idaho operated 86 full-service domestic branches and 70 ATMs.
   In 1993, FSB Idaho earned a record $38.77 million, up $4.09 million (11.8%) from $34.68 million earned in 1992. The major components of this increase included: a $13.08 million (10.5%) growth in net interest income; an $87 thousand (1.1%) increase in the provision for loan losses; a $5.17 million (14.3%) rise in noninterest income; and a $9.75 million (9.9%) increase in noninterest expenses. FSB Idaho's 1993 earnings generated a 1.25% ROAA and a 18.46% ROAE, compared with 1.25% and 18.19%, respectively, for 1992.
   At December 31, 1993, FSB Idaho's total assets were $3.32 billion, up $427.76 million (14.8%) from year-end 1992, while total stockholders' equity was $217.33 million, up $20.56 million (10.4%). A $7.79 million provision for loan losses, consisting of $4.79 million in net loan chargeoffs plus a $3.00 million reserve addition, brought FSB Idaho's reserve for loan losses to $31.31 million or 1.25% of total loans. Total nonperforming assets of $6.03 million were 0.24% of loans and ORE, while the ratio of the reserve for loan losses to nonaccruing loans was 601.27% at December 31, 1993.
   FSB Idaho has announced a pending purchase of American Bank of Commerce (headquartered in Boise, Idaho) with four branches and $55.40 million in deposits (See Section on Mergers and Acquisitions, and Table 4: Mergers and Acquisitions). This acquisition is expected to be completed in the first half of 1994.
   FIRST SECURITY BANK OF NEW MEXICO, N.A. (FSB New Mexico - formerly First National Bank in Albuquerque, the wholly owned bank subsidiary of
FNFC) is the second largest bank in New Mexico. On November 19, 1993, FSC acquired FNFC and its subsidiary, and as required by applicable accounting rules, all historical amounts in this report have been restated to reflect the effects of the pooling-of-interests merger with FNFC (See Section on Mergers and Acquisitions, and Table 4: Mergers and Acquisitions). At December 31, 1993, FSB New Mexico operated 26 full-service domestic branches and 92 ATMs. Certain reclassifications and adjustments have been made to the historical amounts reported by FNFC to conform to FSC practices and policies.
   In 1993, FSB New Mexico earned $7.16 million, down $6.71 million (48.4%) from $13.87 million earned in 1992. The major components of this decrease included: a $620 thousand (1.1%) reduction of net interest income; a $1.90 million (443.5%) increase in the provision for loan losses; a $2.28 million (10.1%) rise in noninterest income; and a $10.61 million (17.4%) increase in noninterest expenses. Included in these results were one-time merger-related charges of $11.12 million after tax ($17.11 pre-tax). FSB New Mexico's 1993 earnings generated a 0.55% ROAA and a 7.66% ROAE, compared with 1.07% and 17.33%, respectively, for 1992.
   At December 31, 1993, FSB New Mexico's total assets were $1.31 billion, up $7.00 million (0.5%) from year-end 1992, while total stockholders' equity was $91.77 million, up $4.65 million (5.3%). A $2.32 million provision for loan losses, consisting of $4.38 million in net loan chargeoffs offset by a $2.06 million reserve reduction, brought FSB New Mexico's reserve for loan losses to $22.01 million or 3.95% of total loans. Total nonperforming assets of $6.25 million were 1.12% of loans and ORE, while the ratio of the reserve for loan losses to nonaccruing and renegotiated loans was 366.94%.
   FIRST SECURITY BANK OF OREGON (FSB Oregon). At December 31, 1993, FSB Oregon operated 13 full-service domestic branches and 15 ATMs.
   In 1993, FSB Oregon earned a record $7.57 million, up $3.60 million (90.8%) from $3.97 million earned in 1992. The major components of this increase included: a $3.25 million (20.7%) growth in net interest income; a $1.37 million (85.0%) reduction in the provision for loan losses; a $512 thousand (16.6%) rise in noninterest income; and a $2.29 million (23.0%) increase in noninterest expenses. FSB Oregon's 1993 earnings generated a 2.27% ROAA and a 24.84% ROAE, compared with 1.39% and 15.71%, respectively, for 1992.
   At December 31, 1993, FSB Oregon's total assets were $343.54 million, up $47.49 million (16.0%) from year-end 1992, while total stockholders' equity was $33.29 million, up $6.97 million (26.5%). A $242 thousand provision for loan losses, consisting of $3 thousand in net loan recoveries offset by a $245 thousand reserve addition, brought FSB Oregon's reserve for loan losses to $4.29 million or 1.60% of total loans. Total nonperforming assets of $7.07 million were 2.59% of total loans and ORE, while the ratio of the reserve for loan losses to nonaccruing loans was 270.40%.
   On May 1, 1993, FSB Oregon acquired Benton County Bank (located in Corvallis, Oregon) with two branches and $31.99 million in deposits (See Section on Mergers and Acquisitions, and Table 4: Mergers and Acquisitions).
   FIRST SECURITY BANK OF NEVADA (FSB Nevada). On August 26, 1993, FSC acquired Nevada Community Bank (located in Las Vegas, Nevada), with one branch and $43.24 million in deposits (See Section on Mergers and Acquisitions, and Table 4: Mergers and Acquisitions). On November 19, 1993, FSC acquired Continental National Bank (located in Las Vegas, Nevada), with four branches and deposits of $198.16 million. At December 31, 1993, the two Nevada banks operated 5 full-service domestic branches and 2 ATMs. On February 4, 1994, these two banks were merged and renamed First Security Bank of Nevada, a Nevada state-chartered bank.
   For the months of 1993 in which the two Nevada banks were FSC subsidiaries, they earned a combined $520 thousand.
   At December 31, 1993, the two Nevada banks had combined total assets of $288.85 million, while total stockholders' equity was $20.40 million. The two banks' combined reserve for loan losses was $4.50 million or 2.51% of total loans. Total nonperforming assets of $2.35 million were 1.30% of loans and ORE, while the ratio of the reserve for loan losses to nonaccruing and renegotiated loans was 268.43%.
   FIRST SECURITY BANK OF WYOMING (FSB Wyoming, formerly First Security Bank of Rock Springs). At December 31, 1993, FSB Wyoming operated 2 full-service domestic branches and 2 ATMs.
   In 1993, FSB Wyoming earned $943 thousand, down $72 thousand (7.1%) from $1.02 million earned in 1992. The major components of this decrease included: a $268 thousand (9.3%) growth in net interest income; an $8 thousand (32.5%) increase in the provision for loan losses; a $35 thousand (7.4%) rise in noninterest income; and a $411 thousand (22.7%) increase in noninterest expenses. FSB Wyoming's 1993 earnings generated a 1.27% ROAA and a 11.37% ROAE, compared with 1.49% and 14.22%, respectively, for 1992.
   At December 31, 1993, FSB Wyoming's total assets were $103.02 million, up $31.61 million (44.3%) from year-end 1992, while total stockholders' equity was $12.82 million, up $5.82 million (83.1%). A $33 thousand provision for loan losses, consisting of $33 thousand in net loan chargeoffs, brought FSB Wyoming's reserve for loan losses to $815 thousand or 1.93% of total loans. Total nonperforming assets of $173 thousand, consisting only of ORE, were 0.41% of loans and ORE.
   On October 28, 1993, FSB Wyoming acquired the State Bank of Green River (located in Green River, Wyoming) with one branch and $27.96 million in deposits (See Section on Mergers and Acquisitions, and Table 4: Mergers and Acquisitions). On February 18, 1994, FSB Wyoming acquired the Evanston and Bridger Valley, Wyoming branches of Equality State Bank (headquartered in Cheyenne, Wyoming) with $30.54 million in deposits in those two branches.
   FSB Wyoming has announced a pending purchase of Star Valley State Bank (located in Afton, Wyoming) with one branch and $56.58 million in deposits. This acquisition is expected to be completed in the first half of 1994.
   FIRST SECURITY MORTGAGE COMPANY (FSMC) is FSC's special purpose subsidiary, whose functions include holding and liquidating nonperforming assets and managing other problem assets. In 1993, FSMC lost $1.56 million, an improvement of $345 thousand (18.1%) from a $1.90 million loss incurred in 1992.
   At December 31, 1993, FSMC's total assets were $16.98 million, down $2.20 million (11.5%) from year-end 1992, while total stockholders' equity was $836 thousand, down $523 thousand (38.5%). During the year, FSB New Mexico sold to FSMC $9.88 million in assets, consisting of $6.69 million in loans, net of reserves of $5.14 million, plus $3.16 million in ORE. A $1.50 million negative provision for loan losses consisted of $1.11 million in net loan recoveries plus a $391 thousand reserve reduction. At year end, FSMC's reserve for loan losses was $11.53 million or 61.65% of total loans. Total nonperforming assets of $12.69 million were 54.21% of total loans and ORE, while the ratio of the reserve for loan losses to nonaccruing loans was 144.40%.
   FIRST SECURITY LEASING COMPANY (FSLC) is a full-service leasing company which originates and manages leases for both its own portfolio and the lease portfolios of the Corporation's subsidiary Banks. Leases are carried by the Corporation's subsidiaries primarily to generate income, although significant deferred tax benefits have been, and continue to be, generated by the lease portfolios.
   In 1993, FSLC earned $2.85 million, up $1.04 million (57.5%) from $1.81 million earned in 1992. The major components of this increase included: a $642 thousand (8.1%) growth in net interest income; an improvement in the quality of the portfolio which allowed a $1.23 million (37.4%) reduction in the provision for loan losses; a $164 thousand (14.2%) increase in noninterest income; and a $933 thousand (19.4%) increase in noninterest expenses. FSLC's 1993 earnings generated a 1.81% ROAA and a 12.73% ROAE, compared with 1.03% and 8.80%, respectively, for 1992.
   At December 31, 1993, FSLC's total assets were $155.37 million, down $13.49 million (8.0%), while total stockholders' equity was $23.68 million, up $3.02 million (14.6%). A $2.06 million provision for loan losses, consisting of $2.06 million in net loan chargeoffs, brought FSLC's reserve for loan losses to $6.89 million or 4.30% of total loans. Total nonperforming assets of $477 thousand were 0.30% of loans and ORE.
   FIRST SECURITY INSURANCE, INC. (FSI) provides full-service insurance agency services offering various insurance products to customers in the FSC market region. In 1993, FSI earned $796 thousand, up $189 thousand (31.2%) from $607 thousand earned in 1992. Additionally, FSI paid commissions of $1.00 million (pre-tax) to other FSC subsidiaries in 1993, compared with $1.38 million in 1992.
   On March 1, 1993, FSI acquired certain assets of the Fenton Insurance Agency, located in Salt Lake City, Utah (See Section on Mergers and Acquisitions, and Table 4: Mergers and Acquisitions). On September 2, 1993, FSI acquired the Kennevick Insurance Agency located in Boise, Idaho.
   FIRST SECURITY LIFE INSURANCE COMPANY OF ARIZONA (FSLIA) reinsures credit life and disability insurance for borrowers from other FSC subsidiaries. In 1993, FSLIA earned $952 thousand, up $34 thousand (3.7%) from $918 thousand earned in 1992.
   FIRST SECURITY BUSINESS INVESTMENT CORPORATION (FSBIC), organized in 1993, is FSC's small-business investment company, created to originate investments in small, successful businesses and provide alternative financing sources for small companies whose financing needs are not being met by conventional lending sources. Investments to be made by FSBIC will include taking both equity and debt positions. At December 31, 1993, FSBIC had no investments.
   FIRST SECURITY INVESTMENT SERVICES, INC. has two operating subsidiaries:
   * FIRST SECURITY INVESTOR SERVICES (FSIS) provides a full spectrum of securities products and brokerage services, including discount brokerage and investment advice, to the public.
   * FIRST SECURITY INVESTMENT MANAGEMENT, INC. (FSIM) provides investment management and advisory services to the Trust Groups of FSC's subsidiary Banks and to other clients.
   FIRST SECURITY SERVICE COMPANY (FSSC) provides specialized services to FSC's subsidiaries. These services include loan servicing, systems and operations, accounting, security, consumer compliance, human resources, planning and training, marketing, advertising and purchasing.
   FIRST SECURITY INFORMATION TECHNOLOGY, INC. (FSIT) provides specialized services including computer processing, telecommunications, and personal computer support to FSC subsidiaries. In 1992, substantial computer operations were transferred from FSSC to FSIT.
   FIRST SECURITY PROCESSING SERVICES, INC. (FSPS, formerly a division of
FSSC) was organized in 1993 to handle FSC's processing of bankcard transactions and products for other financial institutions, including other banks, credit unions, and savings associations. FSC has been processing transactions for other financial institutions since 1978, and at December 31, 1993, was processing bankcard transactions for 318 other financial institutions located in 37 states and the District of Columbia.
                                  # # #
   FSC owns 100% of the stock of all its subsidiaries except FSB Utah (99.9% owned), and FSB Wyoming (99.9% owned). FSC employs no double leverage (parent company debt invested as equity in a subsidiary) in the capitalization of its subsidiaries. Products and services rendered by any FSC subsidiary to another FSC subsidiary are charged to the receiving subsidiary at rates based on written agreements between the subsidiaries. In 1993, FSC used a proportional allocation process to assign many of these costs, but in 1994, the Corporation switched to a calculated per item charge to assign costs based on actual usage of the products and services.

TABLE 4: MERGERS & ACQUISITIONS
                                                                                                             Deposits at
                                                                                              Bank Offices   Acquisition
Date of      Type of                                                                       ----------------- -----------
Acquisition  Acquisition       Acquired Institution:                Home Office:           Acquired Retained        $000
- - - ------------ ----------------- ------------------------------------ ---------------------- -------- -------- -----------
1992:
      24-Jan Pool-of-interests First National Bank of North Idaho   Coeur D' Alene, ID           10        9    $148,593
      01-Apr Purchase          Bank of Willamette Valley            Dallas, OR                    1        1      23,648
      01-Oct Purchase          First Interstate Bank of Utah        5 branches only, UT           5        3      51,840
1993:
      01-Mar Purchase          Fenton Insurance Company             Salt Lake City, UT            -        -           -
      01-Apr Pool-of-interests First Bancshares, Inc.               St. George, UT                5        5      72,910
      01-May Pool-of-interests Benton County Bank                   Corvallis, OR                 2        2      31,987
      02-Aug Purchase          Bank of America Arizona              Deposits only, UT             -        -       6,753
      26-Aug Pool-of-interests Desert SouthWest Community Bancorp   Las Vegas, NV                 1        1      43,242
      02-Sep Pool-of-interests Kennevick Insurance Agency           Boise, ID                     -        -           -
      30-Sep Purchase          Bank One of Utah                     Deposits only, UT             -        -       5,772
      28-Oct Pool-of-interests State Bank of Green River            Green River, WY               1        1      27,957
      19-Nov Pool-of-interests First National Financial Corporation Albuquerque, NM              26       26   1,127,302
      19-Nov Pool-of-interests Continental Bancorporation           Las Vegas, NV                 4        4     198,157
      30-Nov Purchase          First Professional Bank              Core deposits only, UT        -        -       6,020
1994:
      18-Feb Purchase          Equality State Bank                  2 branches only, WY           2        2      30,544
         TBA Pool-of-interests Community First Bank                 Clearfield, UT                5        5      67,263
         TBA Purchase          American BanCorporation              Boise, ID                     4        4      55,400
         TBA Purchase          Star Valley State Bank               Afton, WY                     1        1      56,582
- - - ------------ ----------------- ------------------------------------ ---------------------- -------- -------- -----------
                               TOTALS                                                            67       64  $1,953,970
============ ================= ==================================== ====================== ======== ======== ===========

TBA: To Be Announced.

MERGERS AND ACQUISITIONS

   FSC's merger and acquisition activity reflects management's strategy of diversifying and enhancing the Corporation's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities in new as well as existing markets. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions. Management will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise.
   During 1993, FSC completed 9 bank acquisitions, expanding its existing bank operations in Utah, Oregon, and Wyoming, and acquiring new bank subsidiaries in New Mexico and Nevada (See Table 4: Mergers and Acquisitions). These acquisitions added a total of 39 branches and $1.52 billion in deposits to FSC's consolidated operations. In addition, FSC, through its insurance subsidiary FSI, also completed two insurance agency acquisitions during the year. Only the pooling-of-interests merger with First National Financial Corporation was material to the Corporation's consolidated operations, so historical amounts have been restated only for that acquisition.
   Thus far in 1994, FSC has completed 1 bank acquisition. On February 18, 1994, FSB Wyoming purchased the Evanston and Bridger Valley, Wyoming branches of Equality State Bank (headquartered in Cheyenne, Wyoming) with approximately $30.54 million in deposits in those two branches.
   FSC has announced three pending acquisitions for 1994, expanding its existing bank operations in Utah, Idaho, and Wyoming. These acquisitions are subject to regulatory approval and the approval of the stockholders of both the acquiring FSC subsidiary and the entity being acquired. They are described below:
   1. FSB Utah has announced a pending purchase of Community First Bank (headquartered in Clearfield, Utah) with approximately $67.26 million in deposits in five branches. This acquisition is expected to be completed in the first half of 1994.
   2. FSB Idaho has announced a pending purchase of American Ban Corporation and its wholly owned subsidiary American Bank of Commerce (with approximately $55.40 million in deposits and four branches located in Boise, Idaho). This acquisition is expected to be completed in the first half of 1994.
   3. FSB Wyoming has announced a pending purchase of Star Valley State Bank (located in Afton, Wyoming) with one branch and approximately $56.58 million in deposits. This acquisition is expected to be completed in the first half of 1994.

TABLE 5:  CAPITAL RATIOS (1992 guidelines)
                                      First Security    First Security Bank  First Security Bank  First Security Bank
                                       Consolidated        of Utah, N.A.        of Idaho, N.A.    of New Mexico, N.A.  Regulatory
As of December 31:                      1993      1992       1993      1992       1993      1992       1993      1992    Minimums
- - - ---------------------------------  -------------------  -------------------  -------------------  ------------------- -----------
Risk-based capital ratios:
Tier 1 capital to
  risk-adjusted assets                 11.82     11.32       9.72      8.85       8.38      8.81      14.04     13.06         4.0
Tier 1 + Tier 2 capital to
  risk-adjusted assets                 14.15     13.78      11.46     10.10      10.79     10.52      15.32     14.35         8.0
Leverage                                8.08      7.99       6.35      6.27       6.40      6.63       7.01      6.64     4.0-5.0
Tangible common equity to total
  assets less intangible assets         8.07      7.96       6.36      6.33       6.41      6.63       7.01      6.63
Total equity to total assets            8.18      8.12       6.44      6.45       6.54      6.80       7.01      6.69
Average equity to average assets        8.52      8.08       6.95      6.94       6.76      6.86       7.24      6.16
================================= ==================== ==================== ==================== ==================== ===========

(A) Federal Reserve Board guidelines provide that all bank holding companies (other than those that meet certain criteria)
     maintain a minimum leverage ratio of 3%, plus an additional cushion of 100 to 200 basis points.  The guidelines also state that banking organizations experiencing internal growth or making acquisitions will be expected to maintain
    "strong capital positions" substantially above the minimum supervisory levels without significant reliance on intangible assets.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

   Maintaining a strong equity position has been and continues to be a high priority for FSC. As a result, total stockholders' equity at December 31, 1993, was increased to $835.73 million, up $113.28 million (15.7%) from year-end 1992, while total stockholders' equity at December 31, 1992, was $722.45 million, up $87.27 million (13.7%) from $635.17 million at year-end 1991. Growth in both years was due to retention of record earnings, combined with the effects of pooling-of-interests acquisitions. The ratio of stockholders' equity to total assets was 8.18% at December 31, 1993, up from 8.12% at year-end 1992 and 7.66% at year-end 1991 (See Table 1: Five-Year Summary - Financial Highlights). For the same periods, the ratio of tangible common equity to tangible total assets was 8.07%, up from 7.96% and 7.51%, respectively.
   The Federal Reserve Board has adopted risk-based capital guidelines to help assess and regulate the capital adequacy of bank holding companies such as FSC (See Table 1: Five-Year Summary - Financial Highlights, and Table 5: Capital Ratios). At December 31, 1993, FSC's Tier 1 ratio was 11.82%, up from 11.32% and 10.61% for year-ends 1992 and 1991, respectively. For the same periods, FSC's Total Capital ratio was 14.15%, up from 13.78% and 11.84% for year-ends 1992 and 1991, respectively. In addition, each of the Corporation's six subsidiary Banks is subject to similar capital requirements adopted by its primary regulator. All of FSC's equity-related ratios exceeded the regulatory minimums, reflecting the Corporation's long-standing emphasis on maintaining a strong capital position. FSC and its subsidiary Banks are classified as "well-capitalized institutions" according to the regulatory definition for risk-based capital ratios. With its strong equity and regulatory ratios, FSC is well-positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.
   At December 31, 1993, there were 8,748 stockholders of record holding
48.44 million shares of FSC's Common Stock ($1.25 par, 150 million shares authorized), compared with 7,976 stockholders and 45.64 million shares at year-end 1992, and 6,911 stockholders and 43.94 million shares at year-end 1991. FSC's Common Stock is traded on the NASDAQ/NMS under the symbol "FSCO ". FSC's Common Stock is included in the Standard & Poors' "MidCap 400" Index, and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   In 1993, cash dividends of $38.60 million were paid on common stock, which amounted to 33.85% of net income. During the year, FSC raised its quarterly dividend paid per share of common stock from $0.19 for the first quarter, to $0.23 per share for the second, third, and fourth quarters. This totaled $0.88 paid per share in 1993, up $0.20 per share (29.4%) from 1992, while for 1992, the total was $0.68 paid per share, up $0.08 per share (13.3%) from $0.60 paid per share in 1991. The 1993 dividends marked the 59th consecutive year in which the Corporation has paid cash dividends. National and state banking and insurance regulations impose restrictions on the ability of FSC's bank and insurance subsidiaries to transfer funds to the Corporation in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSC's current dividend policy. The Corporation's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   On January 24, 1994, FSC announced an increase in the Corporation's regular quarterly cash dividend to $0.26 a share, up $0.03 per share (13.0%) from the previous $0.23 per share. The increased quarterly cash dividend, payable March 7, 1994 to shareholders of record on February 18, 1994, equals an indicated annualized dividend rate of $1.04 per share, up $0.12 per share (13.0%) from the previous $0.92 per year. At the market closing price of $26.50 per share on Friday, January 21, the annual dividend yield on FSC's common stock was 3.92%, using the new annual dividend rate of $1.04 per share.
   On January 24, 1994, FSC announced a program to repurchase approximately 1.5 million shares of its common stock, purchasing the shares at prevailing prices in the open market as permitted by applicable rules. Shares repurchased will be used to complete the purchase acquisitions of Star Valley State Bank (See also Section on Mergers and Acquisitions, and Table 4: Mergers and Acquisitions), grant stock options and support employee benefit programs. These purchases are in addition to ongoing periodic share repurchases over the last several years for use in ongoing stock option and employee benefit plans.
   The bid price of FSC common stock was $25.75 per share at December 31, 1993, versus a book value of $17.24 per share, resulting in a market-to-book ratio of 149.36%. In comparison, the year-end 1992 per share figures were $27.25 bid, versus a $15.81 book value, for a market-to-book ratio of 172.36%, while the year-end 1991 per share figures were $19.00 bid, versus a $14.44 book value, for a market-to-book ratio of 131.58%. At December 31, 1993, FSC's market capitalization reached $1.25 billion, representing a five-year compound growth rate of 23.9%.
   At the end of 1993, 671 stockholders of record owned 13,396 shares of Series A $3.15 Cumulative Convertible Preferred Stock, for which there is no active trading market. At year-end 1992, 742 stockholders owned 14,919 preferred shares, while at year-end 1991, 813 stockholders owned 16,178 preferred shares. Each share of FSC's preferred stock is convertible into 12.15 shares of FSC common stock.

INTEREST EARNING ASSETS and ASSET QUALITY

   FSC has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan and investment securities portfolios. These include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and adequacy of the reserve for loan losses. The components of FSC's interest earning assets and asset quality are discussed in the following sections: Investment Securities, Loans, Problem Assets, and Reserve for Loan Losses.

TABLE 6:  INVESTMENT SECURITY MATURITIES, YIELDS AND MARKET VALUES  (in thousands)
                                                    Balance                  Yield %  (A)               Market Value
                                       -------------------------------- -------------------- --------------------------------
As of December 31,                           1993       1992       1991   1993   1992   1991       1993       1992       1991
- - - -------------------------------------- ---------- ---------- ---------- ------ ------ ------ ---------- ---------- ----------
Securities Issued By The U.S.
  Treasury & Other U.S. Govt.
  agencies & Corporations:
Under one year                           $344,090   $357,320   $290,718   5.65   6.35   8.60   $346,928   $360,712   $295,047
One to five years                         342,762    309,747    299,413   6.06   6.75   7.80    349,490    319,749    313,915
Five to ten years                         161,297    121,853     31,800   6.52   6.25   8.20    161,561    122,936     32,456
Over ten years                            479,170    478,768    585,543   5.34   7.80   8.05    483,563    486,157    602,868
  Total                                 1,327,319  1,267,688  1,207,474   5.75   6.99   8.12  1,341,542  1,289,554  1,244,286
- - - -------------------------------------- ---------- ---------- ---------- ------ ------ ------ ---------- ---------- ----------
Securities Issued By States &
  Political Subdivisions:
Under one year                            $46,682    $62,215    $23,119   4.21   4.92   6.68    $46,867    $62,425    $22,704
One to five years                          71,987     73,649     74,280   6.18   6.98   7.65     74,494     75,422     75,589
Five to ten years                          41,625     47,981     47,732   7.06   8.28   7.34     44,106     50,387     49,690
Over ten years                             19,835     15,847     17,349   6.21   7.87   7.76     20,856     16,115     16,761
  Total                                   180,129    199,692    162,480   5.88   6.72   7.44    186,323    204,349    164,744
- - - -------------------------------------- ---------- ---------- ---------- ------ ------ ------ ---------- ---------- ----------
Corporate Debt Securities:
Under one year                             $8,365    $16,438     $3,208   8.84   5.98   8.37     $8,542    $16,676     $3,214
One to five years                          62,557     61,305     54,501   5.30   8.11   8.64     63,239     62,552     56,238
Five to ten years                          37,045     39,974     27,144   4.77   3.79   6.87     37,043     40,102     27,784
Over ten years                            109,593    131,276     72,287   4.85   5.15   7.61    110,897    132,022     73,439
  Total                                   217,560    248,993    157,140   5.12   5.71   7.86    219,721    251,352    160,675
- - - -------------------------------------- ---------- ---------- ---------- ------ ------ ------ ---------- ---------- ----------
Equity Securities (B):
Under one year                             $4,537     $4,597     $4,769   6.12   6.93   8.62    $12,855     $6,621     $5,960
Over ten years                             33,238     29,210     15,225  11.17   8.23   7.24     34,206     30,037     15,968
  Total                                    37,775     33,807     19,994  10.56   8.07   7.57     47,061     36,658     21,928
- - - -------------------------------------- ---------- ---------- ---------- ------ ------ ------ ---------- ---------- ----------
Total Investment Securities:
Under one year                           $403,674   $440,570   $321,814   5.55   6.14   8.46   $415,192   $446,434   $326,925
One to five years                         477,306    444,701    428,194   5.98   6.98   7.88    487,223    457,723    445,742
Five to ten years                         239,967    209,808    106,676   6.35   6.25   7.48    242,710    213,425    109,930
Over ten years                            641,836    655,101    690,404   5.59   7.29   7.98    649,522    664,331    709,036
  Total                                 1,762,783  1,750,180  1,547,088   5.79   6.80   8.02  1,794,647  1,781,913  1,591,633
====================================== ================================ ====== ====== ====== ================================

Unrealized Gains & Losses:                      Unrealized Gains          Unrealized Losses     Net Unrealized Gains/Losses
                                       -------------------------------- -------------------- --------------------------------
As of December 31,                           1993       1992       1991   1993   1992   1991       1993       1992       1991
- - - -------------------------------------- ---------- ---------- ---------- ------ ------ ------ ---------- ---------- ----------
Securities Issued By The U.S.
  Treasury & other U.S. Govt.
  agencies & corporations                 $17,170    $22,609    $37,162 $2,947   $743   $350    $14,223    $21,866    $36,812
Securities issued by states
  & political subdivisions                  6,288      4,866      2,874     94    209    610      6,194      4,657      2,264
Corporate debt securities                   2,470      2,878      3,633    309    519     98      2,161      2,359      3,535
Equity securities (B)                       9,311      2,874      1,979     25     23     45      9,286      2,851      1,934
- - - -------------------------------------- ---------- ---------- ---------- ------ ------ ------ ---------- ---------- ----------
Total Investment Securities               $35,239    $33,227    $45,648 $3,375 $1,494 $1,103    $31,864    $31,733    $44,545
====================================== ================================ ====== ====== ====== ================================
Pledged at December 31                 $1,659,133 $1,041,994   $940,307
====================================== ================================ ====== ====== ====== ================================

(A) Average yields have been calculated using coupon rates, not adjusted to a fully taxable equivalent basis.
(B) "Equity Securities" include common and preferred stocks, stock in the Federal Reserve and Federal Home Loan Bank.
    Marketable equity securities have been reported as maturing in "Under one year", unless ownership is a condition for participation in specific programs, such as stock in the Federal Reserve and FHLB, FNMA stock, etc., in which case they are reported as maturing in "Over ten years".

   INVESTMENT SECURITIES. The investment portfolio at December 31, 1993, totaled $1.76 billion, up $12.60 million (0.7%) from year-end 1992, while at December 31, 1992 the investment portfolio totaled $1.75 billion, up $203.09 million (13.1%) from $1.55 billion at year-end 1991 (See Table 3:
Five-Year Summary - Condensed Consolidated Balance Sheets, and Table 6:
Investment Security Maturities, Yields and Market Values). FSC manages its investment portfolios within policies which seek to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and/or repurchase agreement activities. FSC had no concentrations of investment securities from any single issuer, excluding the U.S. Government and U.S. Government-sponsored agencies, that constituted 10% or more of stockholders' equity at year-end 1993.
   It has been FSC's policy to hold investment securities to maturity. The Corporation's policy has not permitted "gains trading" (selling investment securities before their scheduled maturities in order to recognize market appreciation, while continuing to hold securities with unrealized market losses) in the investment portfolios. However, asset/liability management policies have allowed limited sales of short-term investment securities in the year of their maturity. Securities purchased for trading purposes are carried in separately identified trading accounts which are monitored daily and marked-to-market monthly.
   During 1993, FSC's Bank subsidiaries had no sales of investment portfolio securities. There were $17.15 million of municipal securities called prior to scheduled maturity dates that were not held in trading accounts. In addition to securities called in FSC's Banks, its nonbank subsidiaries sold $2.31 million of securities in order to improve portfolio quality. All of these transactions resulted in gross realized securities gains of $731 thousand and gross realized securities losses of $1 thousand, for a net gain of $730 thousand.
   At December 31, 1993, FSC's investment portfolio carried total unrealized gains of $35.24 million and unrealized losses of $3.38 million. For 1992 and 1991 respectively, unrealized gains were $33.23 million and $45.65 million while unrealized losses were $1.49 million and $1.10 million.
   Effective January 1, 1994, FSC adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the Corporation to classify its investment portfolio securities as either held to maturity, available for sale, or trading. Held to maturity securities are accounted for at amortized cost; available for sale securities are marked to fair value with the tax-effected unrealized gain/loss reported as a net amount in a separate component of stockholders' equity; and trading securities are marked to fair value with unrealized gains/losses included in earnings. Under applicable accounting rules, FSC previously carried all investment portfolio securities at amortized cost based on management's intent and ability to hold securities on a long-term basis. Implementation of SFAS 115 will result in additions to or deductions from total stockholders' equity as the result of fluctuations in fair value. The adoption of SFAS 115 on January 1, 1994, resulted in an increase in the carrying value of investment securities of approximately $13.98 million, with corresponding increases in stockholders' equity and deferred income tax liabilities of approximately $8.89 million and $5.10 million, respectively.

TABLE 7:  LOANS OUTSTANDING  (in thousands)
                                                       1993              1992
                                                ----------------- -----------------
                                                             % of              % of
                                                            Total             Total     Balance
As of December 31,                                  Balance Loans    Balance  Loans    % Change
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
Commercial Loans:
  Commercial / Industrial                        $1,166,568  17.7  $1,010,833  18.0        15.4
  Agricultural                                      255,122   3.9     240,818   4.3         5.9
  Other Commercial                                  151,443   2.3     132,602   2.4        14.2
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
TOTAL COMMERCIAL LOANS                            1,573,133  23.9   1,384,253  24.6        13.6
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
Real Estate Secured Loans:
  Residential Real Estate Loans:
    Term                                          1,251,403  19.0   1,087,394  19.3        15.1
    Home equity                                     280,776   4.3     225,906   4.0        24.3
    Construction                                    148,545   2.3      78,303   1.4        89.7
    Construction Land                                13,187   0.2      13,198   0.2        (0.1)
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
  Total Residential Real Estate Loans             1,693,911  25.8   1,404,801  24.9        20.6
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
  Commercial Real Estate (CRE) Loans:
    Term: owner occupied                            319,542   4.9     363,186   6.5       (12.0)
    Term: nonowner occupied                         391,851   6.0     368,958   6.6         6.2
    Construction: owner occupied                     42,249   0.6      17,041   0.3       147.9
    Construction: nonowner occupied                  37,480   0.6      50,659   0.9       (26.0)
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
       Subtotal: CRE Owner Occupied                 361,791   5.5     380,227   6.8        (4.8)
       Subtotal: CRE Nonowner Occupied              429,331   6.5     419,617   7.5         2.3
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
    Commercial Land                                  54,197   0.8      32,703   0.6        65.7
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
  Total Commercial Real Estate Loans                845,319  12.9     832,547  14.8         1.5
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
  Farm Land                                          17,277   0.3      21,733   0.4       (20.5)
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
TOTAL REAL ESTATE SECURED LOANS                   2,556,507  38.9   2,259,081  40.1        13.2
   Memo: Total RE Term Loans                      2,311,401  35.2   2,096,136  37.2        10.3
   Memo: Total RE Construction Loans                245,106   3.7     162,945   2.9        50.4
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
Consumer Loans:
  Auto                                            1,540,213  23.4   1,130,743  20.1        36.2
  Student                                           110,231   1.7      95,780   1.7        15.1
  Credit Card Receivables                           275,467   4.2     292,983   5.2        (6.0)
  Other Consumer                                    241,799   3.7     208,735   3.7        15.8
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
TOTAL CONSUMER LOANS                              2,167,710  33.0   1,728,241  30.7        25.4
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
Direct Lease Financing:
TOTAL DIRECT LEASE FINANCING                        275,853   4.2     258,910   4.6         6.5
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
TOTAL LOANS                                       6,573,203 100.0   5,630,485 100.0        16.7
  Unearned Income                                   (12,182)          (13,861)            (12.1)
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
Loans, Net of Unearned Income                     6,561,021         5,616,624              16.8
  Reserve for Loan Losses                          (134,848)         (127,847)              5.5
- - - ----------------------------------------------- ----------- ----- ----------- ----- -----------
TOTAL LOANS, NET                                 $6,426,173        $5,488,777              17.1
=============================================== =========== ===== =========== ===== ===========

   LOANS. FSC has a portfolio of loans made to borrowers located primarily in the states where the Corporation has its subsidiary Bank offices (Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming) and contiguous market areas. At December 31, 1993, FSC's total loans net of unearned income totaled $6.56 billion, up $944.40 million (16.8%) from year-end 1992, while for 1992, total loans were $5.62 billion, up $183.67 million (3.4%) from $5.43 billion at year-end 1991 (See Table 1: Five-Year Summary - Financial Highlights, Table 3: Five-Year Summary - Condensed Consolidated Balance Sheets, and Table 7: Loans Outstanding). For both years, the increase was due primarily to a combination of corporate growth plus the effects of acquisitions. The ratio of total loans to total assets was 64.25% at December 31, 1993, up from 63.14% at year-end 1992, but down from 65.53% at year-end 1991. The components of FSC's loan portfolio are discussed below.
   Commercial Loans: FSC's commercial loans are primarily loans to small and medium-sized businesses and agricultural loans. At December 31, 1993, commercial loans were $1.57 billion or 23.9% of total loans, up $188.88 million (13.6%) from year-end 1992 due to acquisitions and corporate growth. For year-end 1992, commercial loans were $1.38 billion or 24.6% of total loans, down $75.34 million (5.2%) from $1.46 billion at year-end 1991.
   Real Estate Secured Loans: At December 31, 1993, real estate secured loans were $2.56 billion or 38.9% of total loans, up $297.43 million (13.2%) from year-end 1992 due to acquisitions and corporate growth. For year-end 1992, real-estate secured loans were $2.26 billion or 40.1% of total loans, essentially unchanged from $2.27 billion at year-end 1991. For balance sheet and interest rate risk management purposes in 1993, FSC did not retain all newly-originated fixed-rate mortgage loans but passed some through to secondary markets while retaining the majority of the loan servicing. During 1993, the Corporation, excluding its New Mexico and Nevada banks, originated $2.09 billion in real estate secured loans, passing through $927 million into secondary markets, while retaining most of the servicing. At December 31, 1993, the components of total real estate secured loans included:
   * Residential Real Estate Loans were $1.69 billion or 25.8% of total loans, up $289.11 million (20.6%) from $1.40 billion or 24.9% of total loans in 1992. This increase was due to acquisitions and management's decision to carry an increased level of residential real estate loans supported by Federal Home Loan Bank funds. Residential real estate loans comprised 66.3% of total real estate secured loans at year-end 1993, compared with 62.2% at year-end 1992.
   * Commercial Real Estate (CRE) loans were $845.32 million or 12.9% of total loans, up $12.77 million (1.5%) from $832.55 million or 14.8% of total loans in 1992. CRE loans comprised 33.1% of total real estate secured loans at year-end 1993, compared with 36.9% at year-end 1992.
The percentage of CRE owner-occupied loans to the total CRE portfolio was 42.8% at year-end 1993 compared with 45.7% at year-end 1992.
   * Farmland Loans were $17.28 million or 0.3% of total loans, down $4.46 million (20.5%) from $21.73 million or 0.4% of total loans in 1992. Farmland loans comprised 0.7% of total real estate secured loans at year-end 1993, compared with 1.0% at year-end 1992.
   Consumer Loans: At December 31, 1993, consumer loans were $2.17 billion or 33.0% of total loans, up $439.47 million (25.4%) from year-end 1992. For year-end 1992, consumer loans were $1.73 billion or 30.7% of total loans, up $242.29 million (16.3%) from $1.49 billion at year-end 1991. For both years, this was due to acquisitions, corporate growth, and FSC's success in booking a large volume of dealer originated auto loans which contributed significantly to the increase in consumer loans. The asset quality in this portfolio remained strong in 1993.
   Leases: At December 31, 1993, leases were $275.85 million or 4.2% of total loans, up $16.94 million (6.5%) from year-end 1992. For year-end 1992, leases were $258.91 million or 4.6% of total loans, up $27.27 million (11.8%) from $231.64 million at year-end 1991. For both years, this was due to acquisitions and corporate growth. Leases are originated by FSC as a source of interest income, although significant deferred tax benefits are also generated.

TABLE 8:  PROBLEM ASSETS  (in thousands)
                                                                                                                           5-Year
                                                                                                              1993/92    Compound
As of December 31,                                     1993        1992        1991        1990        1989     % Chg Growth Rate
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Nonaccruing loans:
Commercial                                           $9,408     $17,165     $17,627     $23,092     $14,701     (45.2)      (10.3)
Real estate                                          23,817      61,805      92,577      66,687      28,427     (61.5)       (9.0)
Consumer                                                546         853       1,223         971       2,567     (36.0)      (27.9)
Direct lease financing                                1,484         145         423       3,760       4,255     923.4       (13.7)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total nonaccruing loans                              35,255      79,968     111,850      94,510      49,950     (55.9)      (10.1)
Renegotiated loans                                    1,099           0         527       4,728       9,733        NM        27.4
ORE and other foreclosed assets                      16,465      27,487      38,322      51,247      61,662     (40.1)      (21.4)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
TOTAL NONPERFORMING ASSETS                           52,819     107,455     150,699     150,485     121,345     (50.8)      (14.5)
Accruing loans past due 90 days or more               7,155      11,766      17,200      16,643      18,611     (39.2)      (22.1)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
TOTAL PROBLEM ASSETS                                $59,974    $119,221    $167,899    $167,128    $139,956     (49.7)      (15.6)
=============================================== =========== =========== =========== =========== =========== ========= ===========
Breakdown by subsidiary:
  Banks                                             $46,595    $107,359    $145,957    $123,741     $76,470     (56.6)      (13.7)
  Nonbanks                                           13,379      11,862      21,942      43,387      63,486      12.8       (20.8)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
TOTAL PROBLEM ASSETS                                $59,974    $119,221    $167,899    $167,128    $139,956     (49.7)      (15.6)
=============================================== =========== =========== =========== =========== =========== ========= ===========

Interest that would have been recorded if the
  loans and other real estate had been current
  in accordance with their stated terms:
    Nonaccruing loans                                $2,333      $6,450      $8,466      $8,016      $5,134     (63.8)      (14.7)
    Renegotiated loans                                  111           0          77         613         648        NM         0.5
    Other real estate                                 2,323       3,528       4,227       8,579       6,867     (34.2)      (20.5)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total interest per original terms                    $4,767      $9,978     $12,770     $17,208     $12,649     (52.2)      (17.7)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Interest actually recognized:
    Nonaccruing loans                                   679       1,016         905       1,701       1,695     (33.2)       (5.8)
    Renegotiated loans                                   87           0         100         431         452        NM        19.3
    Other real estate                                    32          48          56         428         607     (33.3)      (40.4)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total interest actually recognized                      798       1,064       1,061       2,560       2,754     (25.0)      (10.3)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Interest lost for the year                           $3,969      $8,914     $11,709     $14,648      $9,895     (55.5)      (18.8)
=============================================== =========== =========== =========== =========== =========== ========= ===========

Approximate Percentage Of Nonperforming Assets Over $500,000 By Location:
Utah                                                     26          43          49          50          50
California                                               18           7           6           6           2
Nevada                                                    0           0           6           0           0
Washington & Oregon                                      13           6           2           1           4
Idaho                                                     5           8           4          11           1
Texas                                                     0           0           0           1           3
New Mexico                                               35          33          30          27          29
Arizona                                                   0           3           3           4           8
All other                                                 3           0           0           0           3
=============================================== =========== =========== =========== =========== ===========
Approximate Percentage of Nonperforming Assets Over $500,000 By Type Of Security (A):
Office buildings                                          5           6          25          20          16
Shopping centers                                         28          19           8          14          24
Recreational properties                                   0           0           0           0           1
Condominium properties                                    0           0           2           2           8
Multiple Housing                                         11           8           1           3           7
Land                                                     36          22          21          18          21
Single family dwellings                                   4           2           1           1           5
Other real estate secured                                 3          23          31          21           6
All other                                                13          20          11          21          12
=============================================== =========== =========== =========== =========== ===========

(A)  Table for percentage of NPA by type of security does not include the New Mexico bank prior to 1993.

   PROBLEM ASSETS.  The reduction of problem assets (See Table 8:
Problem Assets) continued to be a major FSC objective. At December 31, 1993, FSC had reduced its total problem assets by nearly one-half to $59.97 million, down $59.25 million (49.7%) from year-end 1992, while at December 31, 1992, problem assets were $119.22 million, down $48.68 million (29.0%) from $167.90 million at year-end 1991. For both years, this decrease was due to good underwriting standards and a healthy regional market. Despite a general downward trend in problem assets over the past two years, it has been FSC's experience that, as a result of economic and loan-specific events beyond its control, increases in problem assets can and do occur. This has led the Corporation to take a conservative approach to analysis of the reserve for loan losses. The components of FSC's current problem assets are discussed below.
   Nonaccruing and Renegotiated Loans: Nonaccruing and renegotiated loans at December 31, 1993, were reduced by more than half to $36.35 million, down $43.62 million (54.5%) from year-end 1992, while at December 31, 1992, nonaccruing and renegotiated loans were $79.97 million, down $32.41 million (28.8%) from $112.38 million at year-end 1991. For both years, this decrease was due to good underwriting standards and a healthy regional market.
   ORE and Other Foreclosed Assets: Other real estate owned and other foreclosed assets at December 31, 1993, were reduced to $16.47 million at year-end 1993, down $11.02 million (40.1%) from year-end 1992, while at December 31, 1992, ORE and other foreclosed assets were $27.49 million, down $10.84 million (28.3%) from $38.32 million at year-end 1991. For both years, this increase was due to good underwriting standards and a healthy regional market. FSC sold $16.52 million of ORE during 1993, and $27.57 million during 1992.
   Accruing Loans Past Due 90 Days or More: Accruing loans past due 90 days or more at December 31, 1993, were reduced to $7.16 million at the end of 1993, down $4.61 million (39.2%) from 1992, while at December 31, 1992, accruing loans past due 90 days or more were $11.77 million, down $5.43 million (31.6%) from $17.20 million at year-end 1991. For both years, this was again due to good underwriting standards and a healthy regional market.
   Potential Problem Loans: In identifying potential problem loans, FSC considers the repayment source, the value of the collateral, and the borrower's ability and willingness to repay the loan. At December 31, 1993, FSC identified $23.63 million in loans that were classified as potential problem loans. Comparisons with prior years are not possible because FSB New Mexico, formerly First National Bank in Albuquerque, did not identify potential problem loans.

TABLE 9:  RECONCILIATION OF THE RESERVE FOR LOAN LOSSES  (in thousands)
                                                                                                                           5-Year
                                                                                                              1993/92    Compound
For the years ended December 31,                       1993        1992        1991        1990        1989     % Chg Growth Rate
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Balance as of January 1                            $127,847    $126,887    $117,192     $78,694     $70,608       0.8        11.6
Loans charged off:
  Commercial                                          9,698      18,119      37,343      37,125      19,014     (46.5)      (13.9)
  Real estate:term                                    7,038      11,471      12,707       7,368       3,188     (38.6)        1.4
  Real estate:construction                              542         261         501       3,873       2,412     107.7       (28.1)
  Consumer                                           21,723      22,121      23,468      22,332      25,352      (1.8)       (1.2)
  Direct lease financing                              1,466         426       1,944       3,485       2,958     244.1       (12.4)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total loans charged off                              40,467      52,398      75,963      74,183      52,924     (22.8)       (6.2)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Recoveries on loans charged off:
  Commercial                                         11,789       8,900       6,262       5,176       5,984      32.5        17.0
  Real estate:term                                    3,294       2,460       3,456       1,635         940      33.9        32.6
  Real estate:construction                            3,151         336         447         494         495     837.8        65.6
  Consumer                                           10,255       7,823       7,034       7,357       6,769      31.1        10.4
  Direct lease financing                                113          48          55       1,067         484     135.4       (35.7)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total recoveries of loans charged off                28,602      19,567      17,254      15,729      14,672      46.2        15.8
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Net loans charged off:
  Commercial                                         (2,091)      9,219      31,081      31,949      13,030    (122.7)         NM
  Real estate:term                                    3,744       9,011       9,251       5,733       2,248     (58.5)       (8.3)
  Real estate:construction                           (2,609)        (75)         54       3,379       1,917        NM          NM
  Consumer                                           11,468      14,298      16,434      14,975      18,583     (19.8)       (7.4)
  Direct lease financing                              1,353         378       1,889       2,418       2,474     257.9        (5.7)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Net loans charged off                                11,865      32,831      58,709      58,454      38,252     (63.9)      (22.4)
Provision for loan losses                            11,684      30,277      66,393      94,899      45,949     (61.4)      (21.1)
Reserves acquired in merger transactions              7,182       3,514       2,011       2,053         389     104.4        71.8
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
BALANCE AS OF DECEMBER 31                          $134,848    $127,847    $126,887    $117,192     $78,694       5.5        13.8
=============================================== =========== =========== =========== =========== =========== ========= ===========

NM = Not meaningful.

TABLE 10:  ALLOCATION OF THE RESERVE FOR LOAN LOSSES  (in thousands)
As of December 31,                   1993              1992              1991              1990              1989
- - - ----------------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                Allocated  % of   Allocated  % of   Allocated  % of   Allocated  % of   Allocated  % of
                                  Reserve Loans     Reserve Loans     Reserve Loans     Reserve Loans     Reserve Loans
- - - ----------------------------- ----------- ----- ----------- ----- ----------- ----- ----------- ----- ----------- -----
Commercial                        $36,498  23.9     $43,413  24.6     $56,064  26.8     $65,116  26.7     $26,656  28.9
Real estate:term                   14,205  35.2      17,948  37.2      18,068  37.8      12,262  39.0      10,262  38.9
Real estate:construction            4,619   3.7       1,691   2.9       4,439   3.8       3,494   4.7       8,353   4.5
Consumer                           32,624  33.0      24,764  30.7      20,641  27.3      18,888  25.4      17,916  24.0
Direct lease financing              9,652   4.2       8,722   4.6       4,647   4.3       3,733   4.2       4,655   3.7
Unallocated reserve                37,250            31,309            23,028            13,699            10,852
- - - ----------------------------- ----------- ----- ----------- ----- ----------- ----- ----------- ----- ----------- -----
TOTALS                           $134,848 100.0    $127,847 100.0    $126,887 100.0    $117,192 100.0     $78,694 100.0
============================= =========== ===== =========== ===== =========== ===== =========== ===== =========== =====

   RESERVE FOR LOAN LOSSES. In keeping with its philosophy of maintaining a conservative balance sheet, FSC maintained a carefully reviewed and conservative reserve for loan losses. At December 31, 1993, the detailed analysis of reserve adequacy (described below) resulted in a determination of an appropriate total reserve for loan losses of $134.85 million, up $7.00 million (5.5%) from year-end 1992, while at December 31, 1992, the total reserve for loan losses was $127.85 million, up $960 thousand (0.8%) from $126.89 million at year-end 1991 (See Table 3:
Five-Year Summary - Condensed Consolidated Balance Sheets and Table 9:
Reconciliation of the Reserve For Loan Losses).
   FSC's ongoing and continuous process of determining the adequacy and appropriate level of its reserve for loan losses involves a comprehensive review of all loans taken in conjunction with levels of problem assets, potential problem loans, and historical loss experience. Subjective judgments on relevant factors such as the state of the economy, loan portfolio mix and concentrations, new lending activities/lines of business/markets, and negative trends or uncertainties are also incorporated into the analysis of reserve adequacy.
   FSC grades the credit risk of each loan in its portfolio as part of the process of determining an adequate reserve for loan losses. These risk grades are: "pass" (essentially no problem); "special mention" (potentially weak); "substandard"; "doubtful"; and "loss". The definitions of these risk grades are consistent with guideline definitions used by regulators of banks and bank holding companies. Risk grades are assigned by lending officers and are reviewed for accuracy and consistency of application by each Bank's loan committees, management, by an internal loan review department that is independent of the lending function, and periodically, by bank regulatory agencies. All loans, including those disclosed in this report as problem assets or potential problem loans, are included in this grading process.
   The process of determining the adequacy of the reserve for loan losses involves four main analytical methods:
   * Specific Reserves: Substandard, doubtful, and loss graded loans with balances in excess of $100,000 are individually reviewed to determine if specific reserves for loan losses should be established.
   * Migration Studies: For all commercial, real estate construction, and commercial real estate loans not reserved for specifically, FSC examines a running two-year loss history on a loan-by-loan basis to determine actual losses generated in each risk grade, including those from loans graded as "pass". These historical loss percentages are then applied to the current levels of each risk grade of loans to determine required reserves for the loan portfolio.
   * Historical/Expected Trends: For consumer instalment loans, credit card loans, or loans secured by residential property, historical and expected loss trends and ratios are developed on a total portfolio basis and used to establish reserve levels.
   * Subjective Judgment: FSC's management uses its subjective judgment to adjust the reserve to account for factors such as local, national and international economic conditions, risk associated with ORE, outstanding letters of credit, past due loans (not yet 90 days delinquent), industry concentrations, new markets and products, lending policies, unfunded commitments, and perceived trends or uncertainties in the portfolio.
   At December 31, 1993, the detailed analysis of reserve adequacy (See Table 10: Allocation of the Reserve for Loan Losses) resulted in a total reserve for loan losses of $134.85 million, of which $97.60 million was allocated to the various loan categories. The remaining difference of $37.25 million was "unallocated" reserve resulting from management's judgment of inherent and ongoing risks in the loan portfolio and in the general economy. While reserve adequacy and allocation are measured using the criteria explained above, the reserve for loan losses is available for use by the entire portfolio, as needed, regardless of allocation.
   Management also uses the reserve-to-nonaccruing-and-renegotiated-loan ratio to gauge the adequacy of its reserve levels in comparison to its peers in the financial industry. This ratio was 370.93% on December 31, 1993, up from 159.87% at year-end 1992 and 112.91% at year-end 1991.
This coverage ratio for nonaccruing and renegotiated loans reflects FSC's maintenance of a conservative reserve posture and significant reductions in problem assets in 1993.
   If the ongoing analysis of reserve adequacy suggests that replenishment of, or additions to, the reserve for loan losses is appropriate, an adjustment is made to the existing reserve by means of the provision for loan losses in the income statement. In 1993, the provision for loan losses totaled $11.68 million, down $18.59 million (61.4%) from 1992, while for 1992, the provision totaled $30.28 million, down $36.12 million (54.4%) from $66.39 million in 1991.
   FSC charges loan losses against the reserve for loan losses when such losses become probable and subject to reasonable estimation. Losses generally arise from appraisal writedowns, officer evaluations, and collateral sales. FSC reviews its appraisals of loan collateral for major classified loans at least annually, and obtains new appraisals when it believes that values have deteriorated.
   Net losses charged to reserves totaled $11.87 million in 1993, down $20.97 million (63.9%) from 1992 (See Table 9: Reconciliation of the Reserve for Loan Losses). This was due to general improvement in the quality of the loan portfolio plus unusually strong loan loss recoveries of $28.60 million, up $9.04 million (46.2%) from 1992. This level of recoveries may not continue in 1994. For 1992, net losses charged to reserves totaled $32.83 million, down $25.88 million (44.1%) from $58.71 million in 1991 primarily due to improved asset quality and higher recoveries in commercial loans.
   For 1993, components of net losses included: commercial loan net recoveries of $2.09 million, an improvement of $11.31 million (122.7%) from 1992; real estate term loan net losses of $3.74 million, reduced $5.27 million (58.5%) from 1992; real estate construction loan net recoveries of $2.61 million, an improvement of $2.53 million; consumer loan net losses of $11.47 million, reduced $2.83 million (19.8%) from 1992; and direct lease net losses of $1.35 million, up $975 thousand (257.9%) from 1992.
   Reserves for loan losses allocated for commercial loans were $36.50 million, down $6.92 million (15.9%) due to the improved credit quality of the commercial portfolio. Reserves allocated for real estate term loans were $14.21 million, down $3.74 million (20.9%) as a result of the improved real estate market. Reserves allocated for real estate construction loans were $4.62 million, up $2.93 million (173.2%) due to growth in construction loans plus differences in accounting methodology of acquisitions. Reserves allocated for consumer loans were $32.62 million, up $7.86 million (31.7%) due to substantial growth in the portfolio. Reserves allocated for direct leases were $9.65 million, up $930 thousand (10.7%) due to normal growth in the portfolio.
   Based on the results of the analysis of reserve adequacy described above, FSC's management considered the reserve for loan losses to be adequate to cover potential losses at December 31, 1993, so the provision for loan losses for 1993 was about equal to net loan chargeoffs.

TABLE 11:  MATURITIES AND INTEREST RATE SENSITIVITY  (in thousands)
                                                       1-30       31-90      91-365        Over
As of December 31, 1993                                Days        Days        Days      1 Year       Total
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- -----------
Interest-earning assets:
  Interest-bearing deposits                                      $7,651      $8,810                 $16,461
  Federal funds sold and securities purchased
     under resale agreements                       $381,154                                         381,154
  Trading account securities                        607,854                                         607,854
  Investment securities                             182,715     119,829     502,954    $957,285   1,762,783
  Loans, net of unearned income                   2,819,265     252,518   1,014,735   2,474,503   6,561,021
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- -----------
Total interest-earning assets                     3,990,988     379,998   1,526,499   3,431,788   9,329,273
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- -----------
Interest-bearing liabilities:
  NOW and savings accounts                           68,542                           2,304,723   2,373,265
  Money market deposits                           1,103,855                                       1,103,855
  Other certificates of deposit                     375,628     347,568     839,383     766,321   2,328,900
  Federal funds purchased and securities sold
    under repurchase agreements                   1,387,109                                       1,387,109
  Other short-term borrowings                        49,272      14,066      36,458                  99,796
  Long-term debt                                        476       8,862       3,402     212,096     224,836
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- -----------
Total interest-bearing liabilities                2,984,882     370,496     879,243   3,283,140   7,517,761
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- -----------
Interest rate swaps and financial futures, net      195,776      45,020       4,805    (245,601)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- -----------
Gap                                                $810,330    ($35,518)   $642,451    $394,249  $1,811,512
=============================================== =========== =========== =========== =========== ===========
Gap as percent of earning assets                       8.69       -0.38        6.89        4.23
=============================================== =========== =========== =========== =========== ===========

TABLE 12:  MATURITIES AND INTEREST RATE SENSITIVITIES OF SELECTED LOAN CATEGORIES  (in thousands)
                                                     1 Year   1 Year to        Over
As of December 31, 1993                             or Less     5 Years     5 Years       Total
- - - ----------------------------------------------- ----------- ----------- ----------- -----------
Remaining maturity:
  Commercial loans                               $1,020,876    $457,372     $94,885  $1,573,133
  Real estate: construction loans                   219,889      24,129       1,088     245,106
- - - ----------------------------------------------- ----------- ----------- ----------- -----------
Totals                                           $1,240,765    $481,501     $95,973  $1,818,239
- - - ----------------------------------------------- ----------- ----------- ----------- -----------
Interest rate sensitivities of loans included
  above maturing in more than one year:
  With fixed rate                                              $127,044     $14,920    $141,964
  With floating rate                                            354,457      81,053     435,510
- - - ----------------------------------------------- ----------- ----------- ----------- -----------
Totals                                                         $481,501     $95,973    $577,474
=============================================== =========== =========== =========== ===========

TABLE 13:  MATURITIES OF TIME CERTIFICATES OF $100,000 OR MORE  (in thousands)
                                                                                                                           5-Year
                                                                                                              1993/92    Compound
As of December 31,                                     1993        1992        1991        1990        1989     % Chg Growth Rate
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Maturing within 3 months                           $162,746    $177,240    $249,331    $276,897    $369,263      (8.2)      (14.5)
After 3 months but within 6 months                   68,505      58,703     100,931     135,942     164,093      16.7       (11.0)
After 6 months but within 12 months                  75,520      48,267      71,962      96,007      90,008      56.5        (4.9)
After 12 months                                      76,075      57,823      46,909      32,941      56,247      31.6        (0.7)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total                                              $382,846    $342,033    $469,133    $541,787    $679,611      11.9       (10.2)
=============================================== =========== =========== =========== =========== =========== ========= ===========

ASSET/LIABILITY MANAGEMENT

   FSC views the objective of Asset/Liability Management to be the optimization of the frequently competing objectives of meeting customer needs, maximizing net interest income, and managing risks prudently. These risks include liquidity risk, maintenance of capital adequacy, and interest rate risk. Positioning the Corporation to assume manageable levels of risk can enhance earnings, while eliminating risks may reduce the potential for profit. Through the asset/liability management process, FSC attempts to insure that decisions affecting its risk profile are based upon a complete understanding of the level of risk involved, that systems are in place to monitor risks continually, and that the Corporation is well compensated for the risks it assumes.
   FSC employs a variety of techniques to measure its interest rate risk, among them simulation modeling using multiple economic and interest rate scenarios, duration analysis to monitor long-term risk, and interest sensitivity gap analysis to provide a general overview of the risk profile. As of December 31, 1993, FSC's cumulative interest sensitivity gap through one year was $1.42 billion, or 15.20% of earning assets (See Table 11: Maturities and Interest Rate Sensitivity). The gap over one year was only $394.25 million, or 4.23% of earning assets. This risk posture leaves the Corporation in a position to potentially benefit from rising or continued flat interest rates.
   FSC's balance sheet structure remained conservative and healthy throughout 1993. Strong loan production, particularly in consumer loans and residential mortgages, was accompanied by growth in deposits. Total assets grew by 14.8% during the year, while high levels of earnings allowed equity to increase at a rate of 15.7% for the year. Total stockholders' equity to assets was 8.18% at December 31, 1993, up from 8.12% at year-end 1992. Risk-based capital ratios demonstrated a more pronounced increase, as the December 31, 1993, Tier I capital ratio was 11.82%, up from 11.32% at year-end 1992, while the corresponding year-end Total Risk-Based capital ratio was 14.15%, up from 13.78% at year-end 1992. These high levels of capital afford the Corporation protection against possible adverse earnings impacts, and are indicative of the continuing emphasis FSC places on a conservative balance sheet.
   Continuing low interest rates posed challenges as well as opportunities in 1993. Low long-term rates spurred record levels of mortgage production, but also prompted commercial and residential customers to refinance fixed-rate loans. High fee income resulted, as did a significant decrease in yield on the loan portfolio. Prepayments also negatively affected the investment securities portfolio, as mortgage-based securities matured earlier than expected, and reinvestment occurred at lower yields. FSC elected to offset some of the negative effects of prepayments by retaining a portion of fixed rate mortgage production which ordinarily would have been sold. In order to mitigate the interest rate risk inherent in such loans, the subsidiary Banks involved financed these loans with a combination of long-term fixed rate advances from the Federal Home Loan Bank of Seattle and other shorter-term sources of funding.
   Off-balance sheet derivative products have proven useful tools in managing interest rate risk in 1993. During the first quarter, $300 million interest rate swap positions were negotiated which created synthetic fixed rate assets of intermediate term. Concerned that the abnormally wide spread between prime-based assets and sources of funding could narrow were rates to rise rapidly, FSC entered into several transactions ($410 million, combined) which protect the spread realized on these assets.
   At a time when some banks were losing much of their deposit base to nonbank competitors, FSC's subsidiary Banks have been successful in retaining their core deposit customers. Recognizing customers' reluctance to tie up their funds in fixed-rate certificates of deposit at 1993's low rates, FSC developed alternative deposit products which offer both an attractive return and the liquidity customers want. The result has been a stable and growing customer base supported by flexible product offerings.
   Off-Balance Sheet Derivatives Used in the ALCO Process. FSC has used off-balance sheet derivative products for many years in managing the interest rate risk of the Corporation. Interest rate swaps, caps and floors, and futures contracts have all served as tools to increase FSC's flexibility in positioning itself to take advantage of, or protect against the possible adverse effects of, interest rate movements. It should be noted that FSC does not act as a dealer in these transactions, but as an end-user of off-balance sheet derivative products. The Asset Liability Management Committees (ALCOs) within the Corporation have established policies and procedures which govern the use of such products. The ALCO members regularly review all off-balance sheet positions used in the asset/liability management process in terms of effectiveness, market risk, and counterparty credit exposure.
   As of December 31, 1993, FSC had a total of $988 million (exclusive of trading accounts) notional amount off-balance sheet derivative products in place. These derivatives fell into four functional categories: those designed as synthetic fixed-rate assets ($400 million notional interest rate swaps, all maturing before mid-year 1996); those entered into to offset intermediate-term asset repricing gaps ($100 million notional interest rate swaps); those which protect the spread between prime-based assets and short-term funding sources ($210 million notional basis swaps, $200 million notional interest rate floor/cap combinations); and those whose function is to facilitate on-balance sheet transactions with FSC's corporate customers ($78 million notional, combination of swaps and caps). There were no financial futures or options contracts in place for ALCO purposes at year-end 1993.
   Derivative Products Carried in the Trading Account. Off-balance sheet derivative products may also be carried in the trading accounts of FSC's subsidiary Banks. Financial futures and options contracts are traded for profit in the same way that on-balance sheet securities are purchased and sold and are subject to all applicable policies and loss control limits. At December 31, 1993, financial futures and options contracts in the trading accounts totaled $6.36 billion, compared to $2.38 billion at year-end 1992, and $6.60 billion at year-end 1991. This position consisted of short-term Federal funds, LIBOR, Eurodollar, and U.S. Treasury Bill contracts. The net risk position of the trading accounts (including futures, options and on-balance sheet securities) at the end of 1993 was $27,035 per 0.01% change in yield. For comparative purposes, this risk equates to that of FSC purchasing a $65 million position in five-year U.S. Treasury Notes.

TABLE 14:  SHORT-TERM BORROWINGS  (in thousands)
                                                                                                                           5-Year
                                                                                                              1993/92    Compound
As of December 31,                                     1993        1992        1991        1990        1989     % Chg Growth Rate
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
End Of Period Balance:
Federal funds purchased & securities
  sold under repurchase agreements               $1,387,109    $944,385    $811,636    $781,426  $1,239,398      46.9        11.5
Other short-term borrowings                          99,796      51,405      87,658     137,140      74,867      94.1         9.1
=============================================== =========== =========== =========== =========== =========== ========= ===========
Weighted Average Rate:
Federal funds purchased & securities
  sold under repurchase agreements                     2.93        3.07        3.99        6.60        8.51        NM          NM
Other short-term borrowings                            3.38        4.29        4.22       10.02        9.05        NM          NM
=============================================== =========== =========== =========== =========== =========== ========= ===========
Average Outstandings For The Year:
Federal funds purchased & securities
  sold under repurchase agreements               $1,065,495    $929,123    $907,724  $1,229,759  $1,031,092      14.7         6.1
Other short-term borrowings                          55,755      53,325     105,808      67,718      55,781       4.6         0.9
=============================================== =========== =========== =========== =========== =========== ========= ===========
Weighted Average Rate For The Year:
Federal funds purchased & securities
  sold under repurchase agreements                     2.97        2.99        5.52        7.72        8.64        NM          NM
Other short-term borrowings                            4.20        4.27        9.29        9.98        9.71        NM          NM
=============================================== =========== =========== =========== =========== =========== ========= ===========
Highest Month-end Balance For The Year:
Federal funds purchased & securities
  sold under repurchase agreements               $1,387,109  $1,213,701  $1,159,899  $1,499,002  $1,382,142      14.3         6.4
Other short-term borrowings                          99,796      90,490     147,558     137,636      73,409      10.3         5.8
=============================================== =========== =========== =========== =========== =========== ========= ===========

NM = not meaningful

TABLE 15:  LONG-TERM DEBT  (in thousands)
                                                                                                                           5-Year
                                                                                                              1993/92    Compound
As of December 31,                                     1993        1992        1991        1990        1989     % Chg Growth Rate
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Parent company:
  Variable rate note due 1991                                                            $3,125     $10,938        NM          NM
  12.50% notes due 1991                                                         $50      48,500      48,500        NM          NM
  Medium term notes due 1994-1998                   $31,250     $31,250      31,250                                            NM
  8.50% notes due 1997                                                       29,500      34,000      38,500        NM          NM
  Floating rate notes due 1999                        7,910       8,354       9,051      10,208      10,667      (5.3)       (7.7)
  9.50% convertible subordinated
    debentures due 2006                                                                  39,750      39,950        NM          NM
  7.5% Subordinated Notes due 2002                   75,000      75,000                                                        NM
Subsidiaries:
  Other long-term notes:
    Banks                                           137,221      16,108      22,045      20,334       9,189     751.9        79.5
    Nonbanks                                          1,155       1,291       1,870       1,559       1,237     (10.5)       (2.6)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
Total debt with an original maturity
   over one year                                    252,536     132,003      93,766     157,476     158,981      91.3         8.3
Less:  Maturities under one year
  included in short-term borrowings                  27,700       4,800       6,250      58,625      11,650     477.1        20.8
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- --------- -----------
TOTAL LONG-TERM DEBT                               $224,836    $127,203     $87,516     $98,851    $147,331      76.8         7.3
=============================================== =========== =========== =========== =========== =========== ========= ===========

NM = not meaningful.

LIQUIDITY

   The ALCOs at FSC have established specific policies and operating procedures governing the Corporation's liquidity levels and have developed plans to address future liquidity needs.
   FSC maintains a favorable liquidity position in large part through stable core deposits generated from its extensive branch network and from a high quality investment portfolio. Core deposits represent a stable, low-cost source of funds, which on average amounted to 71.80% of average assets in 1993, compared with 72.71% in 1992 and 70.28% in 1991. At December 31, 1993, core deposits totaled $7.12 billion, up $594.44 million (9.1%) from year-end 1992, while for year-end 1992, core deposits totaled $6.53 billion, up $480.86 million (8.0%) from $6.05 billion at year-end 1991. Components of the change at December 31, 1993, compared with December 31, 1992, included:
   Noninterest-bearing deposits of $1.70 billion, up $268.37 million (18.8%) from $1.43 billion due to both acquisitions and growth.
   NOW and Savings accounts of $3.48 billion, up $488.67 million (16.4%) from $2.99 billion. The increase was due to a combination of acquisitions, corporate growth, and the effect of lower interest rates on consumers who became less inclined to invest in fixed rate certificates of deposit. As a result, FSC experienced a shift in the deposit mix from TCDs into NOW and savings accounts.
   Time certificates of deposits (TCDs) less than $100,000 of $1.95 billion, down $162.60 million (7.7%) from $2.11 billion (See NOW and Savings accounts above) due to the effect of lower interest rates on consumers who became less inclined to invest in fixed rate certificates of deposit.
   At the same time, time certificates of deposit of $100,000 or more, which are not a component of core deposits, increased at year-end 1993 to $382.85 million, up $40.81 million (11.9%) from $342.03 million.
   FSC is also able to raise short-term funds in national and international finance markets in order to capitalize upon unique opportunities for short periods of time; however, the Corporation does not rely upon these funds to conduct its daily business. The investment portfolio is of high credit quality and of relatively short maturity, providing a constant stream of maturing and reinvestable assets, which can be converted into cash without loss of value should the need arise. Maturing balances in the large loan portfolios also provide flexibility in managing cash flows. The ability to redeploy these funds is an important source of medium-to-long-term liquidity.
   In 1991, FSC registered with the SEC $150 million of unspecified debt securities for sale on a delayed basis. From the 1991 shelf registration, FSC sold $31.25 million in senior medium term notes in 1991, $75 million in subordinated notes due 2002 in 1992, and $28.75 million in senior medium term notes in February 1994, leaving some $15.00 million in debt securities remaining under this shelf registration. In the first quarter of 1994, FSC filed a new registration statement covering $300 million of additional unspecified securities, including equity securities and debt securities, to be offered or sold on a delayed basis at such times as FSC deems prudent.
   Backup sources of liquidity were provided by credit lines available to FSC and by Federal funds lines carried in the subsidiary Banks. Additional liquidity could be generated through borrowings from the Federal Reserve Banks, of which FSB Utah, FSB Idaho, FSB New Mexico, and FSB Nevada are members. Liquidity and matched funding could also be obtained from the Federal Home Loan Bank, of which FSB Utah, FSB Idaho, and FSB Oregon are members.

TABLE 16:  AVERAGE BALANCE SHEETS, YIELDS AND RATES  (in thousands) (A)
For the years ended December 31,                                  1993                            1992
- - - ----------------------------------------------- ------------------------------- -------------------------------
                                                                   Tax  Average                    Tax  Average
                                                    Average Equivalent    Rate/     Average Equivalent    Rate/
                                                    Balance   Interest   Yield%     Balance   Interest   Yield%
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Assets:
Interest-earning assets:
Interest-bearing deposits in other banks            $15,454       $456     2.95     $16,210       $690     4.26
Federal funds sold and securities
   purchased under resale agreements                302,412      9,191     3.04     186,938      6,416     3.43
Trading account securities                          424,091     20,841     4.91     430,025     27,169     6.32
Taxable investment securities                     1,617,951     90,070     5.57   1,520,497    102,819     6.76
Tax-exempt investment securities                    174,640     16,125     9.23     187,541     18,322     9.77
Loans, net of unearned income
  and deferred taxes on leases (B)                5,785,067    515,682     8.91   5,338,956    510,653     9.56
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total interest-earning assets                     8,319,615    652,365     7.84   7,680,167    666,069     8.67
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Cash and due from banks                             547,758                         482,445
Premises and equipment                              137,649                         122,432
ORE and other foreclosed assets                      26,506                          35,849
Deferred taxes on leases                            132,749                         124,327
Reserve for loan losses                            (128,801)                       (130,548)
Other assets                                        178,784                         175,815
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total Assets                                     $9,214,260                      $8,490,487
=============================================== =========== ========== ======== =========== ========== ========
Liabilities:
Interest-bearing liabilities:
Deposits:
  NOW accounts                                     $962,411     18,239     1.90    $865,945     23,094     2.67
  Savings accounts                                2,220,848     68,275     3.07   1,840,670     68,544     3.72
  Time deposits of $100,000 or more                 340,714     14,124     4.15     394,368     20,216     5.13
  Other time deposits                             2,003,501     92,354     4.61   2,252,715    126,281     5.61
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total interest-bearing deposits                   5,527,474    192,992     3.49   5,353,698    238,135     4.45
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Federal funds purchased and securities
   sold under repurchase agreements               1,065,495     31,639     2.97     929,123     31,799     3.42
Other short-term borrowings                          55,755      2,340     4.20      53,325      2,218     4.16
Long-term debt                                      204,129     13,823     6.77     103,659      8,347     8.05
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total interest-bearing liabilities                6,852,853    240,794     3.51   6,439,805    280,499     4.36
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Noninterest-bearing deposits                      1,428,640                       1,214,078
Other liabilities                                   148,109                         150,445
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total Liabilities                                 8,429,602                       7,804,328
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Stockholders' Equity:

Common stockholders' equity                         783,930                         685,339
Preferred stockholders' equity                          728                             820
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total Stockholders' Equity                          784,658                         686,159
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total Liabilities & Stockholders' Equity         $9,214,260                      $8,490,487
=============================================== =========== ========== ======== =========== ========== ========
Interest income/earning assets                                             7.84                            8.67
Interest expense/earning assets                                            2.89                            3.65
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Net interest income/earning assets                             411,571     4.95                385,570     5.02
Less FTE adjustments                                             7,633                           9,621
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Net interest income, per Consolidated
  Statements of Income                                        $403,938                        $375,949
=============================================== =========== ========== ======== =========== ========== ========
Loan fees included in interest income                          $13,708                         $12,736
=============================================== =========== ========== ======== =========== ========== ========

(A) Interest is presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the assets.  The combined tax rate was approximately 38% for
    1988-1992 and 39% for 1993.
(B) Loans include nonaccruing loans.

TABLE 16:  AVERAGE BALANCE SHEETS, YIELDS AND RATES  (in thousands) (A) (continued)
For the years ended December 31,                                  1991                         1990
- - - ----------------------------------------------- ------------------------------- -------------------------------
                                                                   Tax  Average                    Tax  Average
                                                    Average Equivalent    Rate/     Average Equivalent    Rate/
                                                    Balance   Interest   Yield%     Balance   Interest   Yield%
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Assets:
Interest-earning assets:
Interest-bearing deposits in other banks            $32,292     $2,367     7.33     $31,640     $2,651     8.38
Federal funds sold and securities
   purchased under resale agreements                172,109      9,553     5.55     305,675     24,874     8.14
Trading account securities                          382,608     26,376     6.89     201,472     16,923     8.40
Taxable investment securities                     1,239,060    102,197     8.25   1,166,465    101,810     8.73
Tax-exempt investment securities                    194,346     20,117    10.35     218,693     23,013    10.52
Loans, net of unearned income
  and deferred taxes on leases (B)                5,241,145    560,640    10.70   5,149,281    591,752    11.49
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total interest-earning assets                     7,261,560    721,250     9.93   7,073,226    761,023    10.76
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Cash and due from banks                             456,106                         489,365
Premises and equipment                              114,841                         105,964
ORE and other foreclosed assets                      55,181                          64,566
Deferred taxes on leases                            111,163                          98,874
Reserve for loan losses                            (125,198)                        (86,342)
Other assets                                        172,101                         150,492
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total Assets                                     $8,045,754                      $7,896,145
=============================================== =========== ========== ======== =========== ========== ========
Liabilities:
Interest-bearing liabilities:
Deposits:
  NOW accounts                                     $739,615     30,634     4.14    $664,550     29,799     4.48
  Savings accounts                                1,290,863     67,248     5.21   1,106,599     62,196     5.62
  Time deposits of $100,000 or more                 551,631     38,496     6.98     658,735     53,018     8.05
  Other time deposits                             2,581,127    183,338     7.10   2,347,567    186,741     7.95
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total interest-bearing deposits                   5,163,236    319,716     6.19   4,777,451    331,754     6.94
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Federal funds purchased and securities
   sold under repurchase agreements                 907,725     50,089     5.52   1,229,759     94,899     7.72
Other short-term borrowings                         105,807      9,827     9.29      67,718      6,504     9.60
Long-term debt                                      104,300      8,390     8.04     143,747     14,404    10.02
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total interest-bearing liabilities                6,281,068    388,022     6.18   6,218,675    447,561     7.20
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Noninterest-bearing deposits                      1,042,585                         973,841
Other liabilities                                   143,181                         151,728
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total Liabilities                                 7,466,834                       7,344,244
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Stockholders' Equity:

Common stockholders' equity                         578,037                         550,944
Preferred stockholders' equity                          883                             957
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total Stockholders' Equity                          578,920                         551,901
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Total Liabilities & Stockholders' Equity         $8,045,754                      $7,896,145
=============================================== =========== ========== ======== =========== ========== ========
Interest income/earning assets                                             9.93                           10.76
Interest expense/earning assets                                            5.34                            6.33
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Net interest income/earning assets                             333,228     4.59                313,462     4.43
Less FTE adjustments                                            10,419                          11,322
- - - ----------------------------------------------- ----------- ---------- -------- ----------- ---------- --------
Net interest income, per Consolidated
  Statements of Income                                        $322,809                        $302,140
=============================================== =========== ========== ======== =========== ========== ========
Loan fees included in interest income                          $11,351                         $12,294
=============================================== =========== ========== ======== =========== ========== ========

(A) Interest is presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the assets.  The combined tax rate was approximately 38% for
    1988-1992 and 39% for 1993.
(B) Loans include nonaccruing loans.

TABLE 16:  AVERAGE BALANCE SHEETS, YIELDS AND RATES  (in thousands) (A) (continued)
For the years ended December 31,                               1989
- - - ----------------------------------------------- -------------------------------
                                                                   Tax  Average
                                                    Average Equivalent    Rate/
                                                    Balance   Interest   Yield%
- - - ----------------------------------------------- ----------- ---------- --------
Assets:
Interest-earning assets:
Interest-bearing deposits in other banks            $52,223     $5,002     9.58
Federal funds sold and securities
   purchased under resale agreements                361,488     33,147     9.17
Trading account securities                           97,098      8,125     8.37
Taxable investment securities                       938,586     81,654     8.70
Tax-exempt investment securities                    195,179     20,962    10.74
Loans, net of unearned income
  and deferred taxes on leases (B)                4,708,901    565,329    12.01
- - - ----------------------------------------------- ----------- ---------- --------
Total interest-earning assets                     6,353,475    714,219    11.24
- - - ----------------------------------------------- ----------- ---------- --------
Cash and due from banks                             431,971
Premises and equipment                               95,467
ORE and other foreclosed assets                      66,341
Deferred taxes on leases                             94,557
Reserve for loan losses                             (72,390)
Other assets                                        115,274
- - - ----------------------------------------------- ----------- ---------- --------
Total Assets                                     $7,084,695
=============================================== =========== ========== ========
Liabilities:
Interest-bearing liabilities:
Deposits:
  NOW accounts                                     $626,509     28,466     4.54
  Savings accounts                                  988,634     56,307     5.70
  Time deposits of $100,000 or more                 657,409     58,781     8.94
  Other time deposits                             2,042,799    166,642     8.16
- - - ----------------------------------------------- ----------- ---------- --------
Total interest-bearing deposits                   4,315,351    310,196     7.19
- - - ----------------------------------------------- ----------- ---------- --------
Federal funds purchased and securities
   sold under repurchase agreements               1,031,092     89,052     8.64
Other short-term borrowings                          55,781      5,286     9.48
Long-term debt                                      152,244     16,556    10.87
- - - ----------------------------------------------- ----------- ---------- --------
Total interest-bearing liabilities                5,554,468    421,090     7.58
- - - ----------------------------------------------- ----------- ---------- --------
Noninterest-bearing deposits                        871,148
Other liabilities                                   141,081
- - - ----------------------------------------------- ----------- ---------- --------
Total Liabilities                                 6,566,697
- - - ----------------------------------------------- ----------- ---------- --------
Stockholders' Equity:

Common stockholders' equity                         516,976
Preferred stockholders' equity                        1,022
- - - ----------------------------------------------- ----------- ---------- --------
Total Stockholders' Equity                          517,998
- - - ----------------------------------------------- ----------- ---------- --------
Total Liabilities & Stockholders' Equity         $7,084,695
=============================================== =========== ========== ========
Interest income/earning assets                                            11.24
Interest expense/earning assets                                            6.63
- - - ----------------------------------------------- ----------- ---------- --------
Net interest income/earning assets                             293,129     4.61
Less FTE adjustments                                            10,257
- - - ----------------------------------------------- ----------- ---------- --------
Net interest income, per Consolidated
  Statements of Income                                        $282,872
=============================================== =========== ========== ========
Loan fees included in interest income                          $11,074
=============================================== =========== ========== ========

(A) Interest is presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the assets.  The combined tax rate was approximately 38% for
    1988-1992 and 39% for 1993.
(B) Loans include nonaccruing loans.

TABLE 17: ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES (in thousands) (A)
                                                            1993 over 1992                      1992 over 1991
- - - ----------------------------------------------- ----------------------------------- -----------------------------------
                                                      Changes Due to          Total       Changes Due to          Total
                                                     Volume        Rate     Changes      Volume        Rate     Changes
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Interest-earning Assets:
Interest-bearing deposits in other banks               ($32)      ($202)      ($234)    ($1,179)      ($498)    ($1,677)
Federal funds sold and securities purchased
   under resale agreements                            3,963      (1,188)      2,775         823      (3,960)     (3,137)
Trading account securities                             (375)     (5,953)     (6,328)      3,269      (2,476)        793
Taxable investment securities                         6,590     (19,339)    (12,749)     23,213     (22,591)        622
Tax-exempt investment securities                     (1,260)       (937)     (2,197)       (704)     (1,091)     (1,795)
Loans, net of unearned income
  and deferred taxes on leases (B,C)                 42,669     (37,640)      5,029      10,463     (60,450)    (49,987)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
    Total Interest-earning Assets                    51,555     (65,259)    (13,704)     35,885     (91,066)    (55,181)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Interest-bearing Liabilities:
Deposits:
  NOW accounts                                        2,573      (7,428)     (4,855)      5,232     (12,772)     (7,540)
  Savings accounts                                   14,157     (14,426)       (269)     28,642     (27,346)      1,296
  Time deposits of $100,000 or more                  (2,750)     (3,342)     (6,092)    (10,975)     (7,305)    (18,280)
  Other time deposits                               (13,970)    (19,957)    (33,927)    (23,327)    (33,730)    (57,057)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
    Total interest-bearing deposits                      10     (45,153)    (45,143)       (428)    (81,153)    (81,581)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Federal funds purchased and securities
   sold under repurchase agreements                   4,667      (4,827)       (160)      1,181     (19,471)    (18,290)
Other short-term borrowings                             101          21         122      (4,874)     (2,735)     (7,609)
Long-term debt                                        8,090      (2,614)      5,476         (52)          9         (43)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
    Total Interest-bearing Liabilities               12,868     (52,573)    (39,705)     (4,173)   (103,350)   (107,523)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
CHANGE IN NET INTEREST INCOME                       $38,687    ($12,686)    $26,001     $40,058     $12,284     $52,342
=============================================== =========== =========== =========== =========== =========== ===========

(A) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.
    The combined tax rate was approximately 38% for 1988-1992, and 39% in 1993.
(B) Loans include nonaccruing loans.
(C) Loan fees included in interest income:  1993: $13,708; 1992: $12,736; and 1991: $11,351

TABLE 17: ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES (in thousands) (A) (continued)
                                                            1991 over 1990                      1990 over 1989
- - - ----------------------------------------------- ----------------------------------- -----------------------------------
                                                      Changes Due to          Total       Changes Due to          Total
                                                     Volume        Rate     Changes      Volume        Rate     Changes
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Interest-earning Assets:
Interest-bearing deposits in other banks                $55       ($339)      ($284)    ($1,971)      ($380)    ($2,351)
Federal funds sold and securities purchased
   under resale agreements                          (10,869)     (4,452)    (15,321)     (5,118)     (3,155)     (8,273)
Trading account securities                           15,215      (5,762)      9,453       8,734          64       8,798
Taxable investment securities                         6,336      (5,949)        387      19,825         331      20,156
Tax-exempt investment securities                     (2,562)       (334)     (2,896)      2,525        (474)      2,051
Loans, net of unearned income
  and deferred taxes on leases (B,C)                 10,557     (41,669)    (31,112)     52,870     (26,447)     26,423
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
    Total Interest-earning Assets                    18,732     (58,505)    (39,773)     76,865     (30,061)     46,804
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Interest-bearing Liabilities:
Deposits:
  NOW accounts                                        3,366      (2,531)        835       1,728        (395)      1,333
  Savings accounts                                   10,356      (5,304)      5,052       6,719        (830)      5,889
  Time deposits of $100,000 or more                  (8,620)     (5,902)    (14,522)        119      (5,882)     (5,763)
  Other time deposits                                18,579     (21,982)     (3,403)     24,862      (4,763)     20,099
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
    Total interest-bearing deposits                  23,681     (35,719)    (12,038)     33,428     (11,870)     21,558
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Federal funds purchased and securities
   sold under repurchase agreements                 (24,851)    (19,959)    (44,810)     17,158     (11,311)      5,847
Other short-term borrowings                           3,658        (335)      3,323       1,131          87       1,218
Long-term debt                                       (3,953)     (2,061)     (6,014)       (924)     (1,228)     (2,152)
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
    Total Interest-bearing Liabilities               (1,465)    (58,074)    (59,539)     50,793     (24,322)     26,471
- - - ----------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
CHANGE IN NET INTEREST INCOME                       $20,197       ($431)    $19,766     $26,072     ($5,739)    $20,333
=============================================== =========== =========== =========== =========== =========== ===========

(A) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.
    The combined tax rate was approximately 38% for 1988-1992, and 39% in 1993.
(B) Loans include nonaccruing loans.
(C) Loan fees included in interest income:  1991: $11,351; 1990: $12,294; and 1989: $11,074

TABLE 17: ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES (in thousands) (A) (continued)
                                                            1989 over 1988
- - - ----------------------------------------------- -----------------------------------
                                                      Changes Due to          Total
                                                     Volume        Rate     Changes
- - - ----------------------------------------------- ----------- ----------- -----------
Interest-earning Assets:
Interest-bearing deposits in other banks            ($2,816)     $1,016     ($1,800)
Federal funds sold and securities purchased
   under resale agreements                            5,871       6,112      11,983
Trading account securities                            2,612         598       3,210
Taxable investment securities                        10,540      10,012      20,552
Tax-exempt investment securities                        142         164         306
Loans, net of unearned income
  and deferred taxes on leases (B,C)                 23,958      34,328      58,286
- - - ----------------------------------------------- ----------- ----------- -----------
    Total Interest-earning Assets                    40,307      52,230      92,537
- - - ----------------------------------------------- ----------- ----------- -----------
Interest-bearing Liabilities:
Deposits:
  NOW accounts                                          791      (1,057)       (266)
  Savings accounts                                   (8,060)      3,445      (4,615)
  Time deposits of $100,000 or more                     (39)      4,581       4,542
  Other time deposits                                22,099      18,500      40,599
- - - ----------------------------------------------- ----------- ----------- -----------
    Total interest-bearing deposits                  14,791      25,469      40,260
- - - ----------------------------------------------- ----------- ----------- -----------
Federal funds purchased and securities
   sold under repurchase agreements                  17,430      14,134      31,564
Other short-term borrowings                            (140)      1,077         937
Long-term debt                                       (1,421)      1,297        (124)
- - - ----------------------------------------------- ----------- ----------- -----------
    Total Interest-bearing Liabilities               30,660      41,977      72,637
- - - ----------------------------------------------- ----------- ----------- -----------
CHANGE IN NET INTEREST INCOME                        $9,647     $10,253     $19,900
=============================================== =========== =========== ===========

(A) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.
    The combined tax rate was approximately 38% for 1988-1992, and 39% in 1993.
(B) Loans include nonaccruing loans.
(C) Loan fees included in interest income:  1989: $11,074; and 1988: $10,565.

INCOME STATEMENT ANALYSIS

   NET INTEREST INCOME. The largest component of FSC's operating income is net interest income. For purposes of this discussion, interest income earned on tax-exempt or tax-favored loans, leases, and securities is adjusted to a fully tax equivalent (FTE) basis to facilitate comparison with interest earned which is subject to statutory taxation. During 1993, a one basis point move in FSC's net interest margin equaled approximately $832 thousand of net interest income.
   Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Changes in nonperforming assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income.
   Net interest income FTE for 1993 totaled $411.57 million, up $26.00 million (6.7%) from $385.57 million in 1992 (See Table 2: Five-Year Summary - Condensed Consolidated Income Statements, Table 16: Average Balance Sheets, Yields and Rates, and Table 17: Analysis of Interest Changes Due To Volume and Rates). This increase was primarily due to growth in interest-earning assets, which grew at a faster rate than did interest-bearing liabilities, combined with changes in the mix of interest-bearing liabilities. Specifically, average interest-earning assets grew to $8.32 billion in 1993, up $639.45 million (8.3%) from $7.68 billion in 1992, exceeding the growth of average interest-bearing liabilities which increased to $6.85 billion, up $413.05 million (6.4%) from $6.44 billion in 1992. In addition, a favorable shift in the mix of interest-bearing liabilities out of certificates of deposits into lower cost deposits and noninterest-bearing demand deposits also had a favorable impact on net interest income.
   The net interest margin for 1993 was 4.95%, compared with 5.02% for 1992. This performance was the result of several trends which have been apparent over the past several years. Falling interest rates have lowered both yields and cost of funds. However, a combination of balance sheet structure, pricing strategies and yield curve changes have allowed FSC's funding costs to fall more rapidly than its asset yields. Another factor which has contributed to the strong performance in 1993 and 1992 was the relatively wide spread which has existed between the prime rate and the costs of short-term sources of funds. This spread widened during 1992 and has remained wide throughout 1993. As rates fell and consumers became less inclined to invest in fixed rate certificates of deposit, FSC experienced a positive shift in deposit mix into more liquid and less expensive deposits. Finally, strong growth in consumer loans over the past several years has had a positive effect on the yield on loans, as these loans carry relatively higher yields than most other loan types. This mix change has allowed the yield on loans to fall more slowly than yields on other interest-earning assets or the costs of funding sources. The result of these trends was a net interest margin which remained essentially unchanged from 1992 to 1993, and which has improved over a six year period. Looking forward with the expectation of rising interest rates, FSC looks to its large portfolio of prime-based assets, to effective deposit pricing strategies, and to a conservative balance sheet mix to allow the Corporation to benefit from rising interest rates in the near term.
   By comparison, net interest income FTE for 1992 totaled $385.57 million, up $52.34 million (15.7%) from $333.23 million in 1991. This increase was also primarily due to growth in average interest-earning assets, combined with changes in the mix of interest-bearing liabilities. Average interest-earning assets grew to $7.68 billion in 1992, up $418.61 million (5.8%) from $7.26 billion in 1991, exceeding the growth of average interest-bearing liabilities which increased to $6.44 billion, up $158.74 million (2.5%) from $6.28 billion in 1991. As in 1993, a favorable shift in the mix of interest-bearing liabilities out of certificates of deposits into lower cost deposits also had a positive impact on net interest income. The net interest margin was 5.02% for 1992, up from 4.59% for 1991. This occurred during a period of falling interest rates as FSC's balance sheet structure, pricing strategies, and yield curve changes allowed the Corporation's funding costs to fall more rapidly than its asset yields. Additional factors during the year included a widening of the spread between the prime rate and the costs of short-term sources of funds and strong growth in consumer loans.
   Over the past seven years, the growth of FSC's net interest income has largely been due to sustained growth in average earning assets. The net interest margin has generally reflected increased competition, balance sheet restructuring, and the impact of changes in the yield curve. Effective asset/liability management, however, has moderated the impact of these external forces on net interest income.
   In 1993, FSC reclassified its bankcard merchant discount income for all years shown in this report, moving it from interest and fees on loans in interest income to bankcard interbank discount and interchange fees in noninterest income. This amounted to $13.38 million for 1993, $10.61 million for 1992, $8.89 million for 1991, $7.90 million for 1990, and $6.56 million for 1989. This reduced the interest and fees on loans, total interest income, and net interest income, and increased the respective bankcard service fees and noninterest income by the respective amount for each year. The net interest margin, including the bankcard merchant discount income, would have been 5.15% for 1993, 5.20% for 1992, 4.75% for 1991, 4.58% for 1990, and 4.76% for 1989 before the reclassification.

   NONINTEREST INCOME. Noninterest income for 1993 totaled $167.16 million, up $23.12 million (16.1%) from 1992, while for 1992, noninterest income totaled $144.04 million, up $6.21 million (4.5%) from $137.82 million in 1991 (See Table 2: Five-Year Summary - Condensed Consolidated Income Statements). For both years, the primary factors behind these increases were acquisitions and internal corporate growth. In 1993, FSC generated revenue growth for the 10th straight year in both its service charges on deposit accounts and fiduciary activities. Components of noninterest income for 1993 as compared to 1992, and for 1992 as compared to 1991 included:
   * Service charges on deposit accounts for 1993 were $55.87 million, up $4.36 million (8.5%) from 1992, while for 1992, service charges on deposit accounts were $51.51 million, up $5.37 million (11.6%) from $46.14 million in 1991. For both years, the increase was due to acquisitions and corporate growth, plus higher volumes in interest- and noninterest-bearing deposits as customers moved funds from certificates of deposits into these accounts.
   * Other service charges, collections, commissions and fees for 1993 were $41.77 million, up $8.76 million (26.5%) from 1992, while for 1992, other service charges, collections, commissions and fees were $33.01 million, up $8.46 million (34.5%) from $24.55 million in 1991. For both years, the increase was due to acquisitions and corporate growth, plus record mortgage loan production.
   * Commissions and fees from fiduciary activities for 1993 were $18.98 million, up $804 thousand (4.4%) from 1992, while for 1992, commissions and fees from fiduciary activities were $18.18 million, up $1.38 million (8.2%) from $16.79 million in 1991. For both years, the growth was due to increased account valuations and new business generated.
   * Bankcard service fees for 1993 were $33.08 million, up $5.67 million (20.7%) from 1992, while for 1992, bankcard service fees were $27.41 million, up $3.24 million (13.4%) from $24.17 million in 1991. For both years, the increase was due to growth in the volume of transactions processed for third-party bankcard clients.
   * Insurance commissions and fees for 1993 were $9.95 million, up $1.23 million (14.2%) from 1992, while for 1992, insurance commissions and fees were $8.72 million, up $1.70 million (24.3%) from $7.02 million in 1991. For both years, the increase was due to growth in insurance volumes produced by FSC's insurance subsidiaries.
   * Service fees on loans sold for 1993 were $6.57 million, up $492 thousand (8.1%) from 1992, while for 1992, service fees on loans sold were $6.07 million, up $709 thousand (13.2%) from $5.37 million in 1991. For both years, the increase was due to acquisitions, corporate growth, and the positive impact of the low interest-rate environment on mortgage and consumer loans.
   * Trading account net gains/losses are included in other noninterest income. For 1993, noninterest income from trading activities showed a net loss of $4.84 million, an improvement of $2.38 million (32.9%) from the loss in 1992. For 1992, the net loss was $7.21 million, down $8.89 million (529.4%) from a gain of $1.68 million in 1991.
      Because of required accounting treatment of trading account assets, the gain/loss figures do not give a complete representation of actual results. The overall value of FSC's trading activities must be judged after taking into account the interest income generated on trading account positions. Interest income from trading activities for 1993, 1992, and 1991, was $20.81 million, $27.11 million, and $26.34 million, respectively. Total revenues from all of FSC's trading activities were $15.97 million, $19.89 million, and $27.96 million, respectively.
   * Investment securities gains for 1993 were $730 thousand, down $129 thousand (15.0%) from 1992, while for 1992, investment securities gains were $859 thousand, down $2.08 million (70.8%) from $2.94 million in 1991. For both years, the decrease was due to the lower volume of securities called prior to maturity or sold for credit quality purposes.

   NONINTEREST EXPENSES. Noninterest expenses for 1993 totaled $386.15 million, up $46.69 million (13.8%) from $339.46 million in 1992 (See Table 2: Five-Year Summary - Condensed Consolidated Income Statements). The rise in noninterest expenses resulted from FSC's acquisitions and ongoing operations, plus numerous one-time events including: merger-related charges of $11.12 million after tax ($17.11 million pre-tax) associated with the acquisition of FNFC; the cost of other acquisitions and the related restructuring charges; and the installation of a new ATM system and the write-off of the old system. By comparison, noninterest expenses for 1992 totaled $339.46 million, up $32.95 million (10.8%) from $306.50 million in 1991, due to corporate growth and acquisitions. Components of noninterest expenses for 1993 as compared to 1992, and for 1992 as compared to 1991 included:
   * Salaries and benefits expense for 1993 were $175.70 million, up $14.71 million (9.1%) from 1992. This included: salaries, bonuses and commissions expense of $142.66 million, up $10.37 million (7.8%) primarily due to normal salary growth, plus acquisitions and record performance in nearly all areas; and benefits expense of $33.03 million, up $4.34 million (15.1%) with the higher salaries, bonuses and commissions, plus increased retirement and pension expense. For 1992, salaries and benefits expense was $160.98 million, up $13.19 million (8.9%) from $147.80 million in 1991. This included: salaries, bonuses and commissions expense of $132.29 million, up $8.92 million (7.2%), primarily due to normal salary growth, plus acquisitions and record performance; and benefits expense of $28.69 million, up $4.27 million (17.5%) with the higher salaries, bonuses and commissions, and an adjustment of FSC's self-funded group insurance program.
   * Net occupancy expense for 1993 was $24.22 million, up $4.85 million (25.0%) from 1992, while for 1992, net occupancy expense was $19.37 million, up $1.06 million (5.8%) from $18.32 million in 1991. For both years, the increase was primarily due to the various acquisitions and the related impact on building depreciation and land rent, and the adjustment of those entities' depreciation methodology to match that of FSC.
   * Furniture and equipment expense for 1993 was $27.86 million, up $1.31 million (4.9%) from 1992 and included: depreciation expense related to acquisitions, acquisition-related adjustments, the new ATM network, and the write-off of the old network; plus maintenance and repairs expense involving the installation of the new ATM network. For 1992, furniture and equipment expense was $26.55 million, up $3.89 million (17.2%) from $22.66 million in 1991, and included: rented equipment expense for the leasing of a new computer mainframe; maintenance and repairs expense for the service contract on the new computer mainframe; and depreciation expense from normal growth and the acquisition of the First National Bank of North Idaho.
   * Insurance expense for 1993 was $19.70 million, up $829 thousand (4.4%) from 1992, while for 1992, insurance expense was $18.87 million, up $4.19 million (28.5%) from $14.68 million in 1991. For both years, the increase was primarily due to increases in FDIC insurance that was the result of growth in deposit balances.
   * Stationery and supplies expense for 1993 was $15.96 million, up $3.09 million (24.0%) from 1992, while for 1992, stationery and supplies expense was $12.86 million, up $2.11 million (19.6%) from $10.75 million in 1991. For both years, the increase was due to a combination of acquisitions and corporate growth, plus an increase in FSC's fixed asset capitalization threshold.
   * Bankcard interbank discount and interchange expense for 1993 was $13.98 million, up $2.74 million (24.3%) from 1992, while for 1992, bankcard interbank discount and interchange expense was $11.24 million, up $1.12 million (11.1%) from $10.12 million in 1991. For both years, the increase was due to growth in the volume of merchant deposits.
   * Advertising expense for 1993 was $9.19 million, up $2.82 million (44.4%) from 1992, while for 1992, advertising expense was $6.36 million, up $1.37 million (27.5%) from $4.99 million in 1991. For both years, this was due to advertising campaigns and costs associated with acquisitions and corporate growth.
   * Telephone expense for 1993 was $8.61 million, up $1.27 million (17.2%) from 1992, while for 1992, telephone expense was $7.34 million, up $761 thousand (11.6%) from $6.58 million in 1991. For both years, the increase was related primarily to acquisitions.
   * The provision for ORE losses for 1993 was $7.45 million, up $545 thousand (7.9%) from 1992 and included: ORE losses of $4.89 million, down $1.41 million (22.3%) due to specific revaluation of FSB New Mexico's ORE to conform with FSC practices and policies; ORE recoveries of $1.88 million, up $614 thousand (24.7%) from increased sales of ORE; and unallocated ORE market valuation adjustments of $4.43 million, up $1.34 million (43.3%). For 1992, the provision for ORE losses was $6.90 million, up $7.38 million from a negative provision of $479 thousand in 1991, and included: ORE losses, up $1.13 million (21.9%) from the writedown of loans and increased sales of ORE; ORE recoveries, down $2.44 million (49.5%) from increased sales of ORE and the absence of the unusual recoveries experienced in 1991; and ORE market valuation adjustments, up $3.81 million (528.6%).
   * Other real estate expense, net, for 1993 was $1.19 million, down $3.02 million (71.7%) from 1992, while for 1992, other real estate expense, net, was $4.21 million, down $2.77 million (39.7%) from $6.98 million in 1991. For both years, this reflected the reduction in the outstanding ORE balance.
   * Other noninterest expenses for 1993 were $56.64 million, up $13.57 million (31.5%), while for 1992, other noninterest expenses were $43.07 million, down $461 thousand (1.1%) from $43.53 million in 1991.
   One measurement of FSC's effectiveness and ongoing efforts to control its noninterest expenses is the efficiency ratio. In 1993, the efficiency ratio was 66.72%, compared with 64.10% in 1992, and 65.07% in 1991. Excluding the one-time FNFC merger-related charges of $17.11 million pre-tax, FSC's efficiency ratio would have been 63.77% or 295 basis points lower for 1993, and would have been the third year of improvement in this indicator.
   Effective January 1, 1993, FSC adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 106 requires the Corporation to accrue the estimated cost of retiree benefit payments during the years the employee provided services. FSC previously expensed the cost of these benefits, which are principally health care, as claims were incurred. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The Corporation has elected to recognize this obligation of approximately $3.50 million over a period of 20 years. FSC's cash flows are not affected by implementation of this Statement, but implementation decreased income before income tax provision for the year ended December 31, 1993, by $538 thousand.
   In November 1993, FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The Statement requires an accrual of benefits to be provided to former or inactive employees after employment but before retirement, such as salary continuation, severance pay, or health care benefits. The Statement is effective for fiscal years beginning after December 15, 1993. This Statement will have virtually no effect on FSC.

   PROVISION FOR INCOME TAXES. FSC employs various strategies to permanently reduce or defer payment of income taxes. Due to the permanent reductions, the Corporation's tax provisions have historically been lower than the statutory tax rates. Deferred tax reserves resulting from the deferrals have constituted an important source of interest-free long-term funding. These strategies include investment in securities and loans yielding tax-exempt interest, investments in leveraged leases, and the recognition of investment tax credits (ITC) on leases using the deferral method. In 1993, FSC continued to employ these tax planning strategies.
   The 1993 tax provision was $59.21 million, up $9.30 million (18.6%) from 1992, resulting in an effective tax rate of 34.17% on income before taxes of $173.27 million, compared with a statutory Federal tax rate of 35% (See Table 2: Five-Year Summary - Condensed Consolidated Income Statements; and Note 8. To Consolidated Financial Statements - Income Taxes and Note 15. - Effect of Recently Issued Financial Accounting Standards). Tax-exempt bond and loan interest and tax credits from the lease portfolio reduced the effective tax rate by 2.20% in 1993, compared with reductions of 3.28% in 1992 and 5.97% in 1991. State taxes increased the effective tax rate by 2.96% in 1993, compared with increases of 2.60% in 1992 and 2.55% in 1991. All other factors decreased the effective tax rate by 0.74% in 1993, compared with a decrease of 0.10% in 1992, and an increase of 1.70% in 1991. The 1992 provision was $49.91 million, up $21.59 million (76.2%) from 1991, for an effective tax rate of 33.22%, while the 1991 tax provision was $28.32 million for an effective tax rate of 32.28%.
   In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to financial reporting of income taxes which differs from the method previously required by generally accepted accounting principles. SFAS 109 requires the Corporation to compute deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.
   FSC adopted this Statement effective January 1, 1993, by restating its financial statements for years 1989 through 1992. The effect of SFAS 109 on the consolidated financial statements of the Corporation and its subsidiaries was a $7.09 million reduction of 1989 beginning retained earnings. The cumulative effect of SFAS 109 on FSC's consolidated retained earnings through 1992 was a total reduction of $6.19 million, or 1.07% of 1992's retained earnings including the FNFC restatement but excluding the SFAS 109 restatement. Restated retained earnings at December 31, 1992 and 1991 are $573.43 million and $481.00 million, respectively.
   The tax effects of the items comprising FSC's net deferred tax liability at December 31, 1992 (as restated) and 1993 in the Corporation's Consolidated Balance Sheet are disclosed in Note 8. to Consolidated Financial Statements - Income Taxes.
   The increase in the Federal corporate tax rate has had a significant impact on FSC's earnings. Under the accounting rules employed by the Corporation during 1993, the 100 basis point increase in the corporate tax rate, enacted effective January 1, 1993, resulted in a net increase to the 1993 tax provision of $1.55 million (2.7%), which included the restatement of deferred taxes in accordance with SFAS 109. Looking forward, it is expected that the tax rate increase will increase the Corporation's future tax provisions by about 2.9%.

OFF-BALANCE SHEET ITEMS

   At December 31, 1993, FSC had off-balance sheet commitments consisting primarily of loan commitments to customers of $2.57 billion, compared with commitments of $2.57 billion and $2.31 billion at year-ends 1992 and 1991, respectively. These commitments are discussed in greater detail in
Note 10. to Consolidated Financial Statements - Commitments and Contingent Liabilities.

INFLATION ACCOUNTING AND CAPITAL COMMITMENTS

   After reviewing the effects of changing prices on financial data, management has concluded that those effects were not significant to operating results for the years 1993, 1992, or 1991. No material capital commitments existed at year-ends 1993, 1992, or 1991.

ECONOMY

   FSC's businesses are significantly influenced by both the financial strength and economic stability of the regional economies in which they operate, and by interest rate levels and other conditions prevailing in regional, national, and international financial markets. Interest rates in 1993 declined to their lowest levels in more than 20 years. Partially in response to these favorable financing conditions, sales and loan demand in the mortgage and automobile sectors were very strong. The pace of national economic growth accelerated throughout 1993, but with inflation continuing below 3 percent, interest rates remained generally stable.
   The Intermountain region, which encompasses a significant portion of FSC's primary market area, was the fastest growing regional economy in the United States in 1993. Furthermore, Utah, Idaho, New Mexico, and Nevada were the top four states in 1993 employment growth. Preliminary year-to-year job gains as of December 1993 were: Utah 6.1%; New Mexico 4.3%; Nevada 3.5%; Idaho 3.2%; Oregon 2.4%; and Wyoming 1.8%. The December unemployment rates were: New Mexico 7.0%; Nevada 6.7%; Oregon 6.6%; Idaho 5.9%; Wyoming 5.1%; and Utah 3.7%.
   The basic rapid-growth formula evident to a significant degree in each of the six states noted above was as follows:
   * Rapid population growth fueled by substantial net in-migration;
   * Expanding employment opportunities to absorb the new labor force entrants;
   * Job gains, combined with very low mortgage rates, producing a residential construction boom and huge increases in mortgage refinancing.
   * In numerous instances, reduced monthly mortgage debt payments were utilized to purchase a new automobile.
   Generally, this formula appears likely to continue in 1994. While interest rates, including mortgage rates, may begin to edge higher, the magnitude of the expected change should not disrupt either the demand for, or the supply of, credit.
   The construction sector was the fastest growing industry in most urban areas throughout the regional economy. Single-family residential construction provided much of the economic momentum in 1993. This seems likely to persist in 1994, but it will be aided by increased production of multi-family units and also expanded commercial construction. Vacancy rates in office, industrial, and retail buildings declined markedly in 1993 in many of FSC's urban markets.
   While the 1994 outlook remains generally favorable, the following factors could adversely impact regional economic activity:
   * Unexpected sharp increase in both short- and long-term interest rates;
   * Possible closures of defense installations in FSC's market areas and the accompanying lost employment;
   * Reduced, or even eliminated, access to Federal lands for timber, mining, and livestock industries;
   * International competitive pressures in the computer industry possibly slowing or even reducing employment levels;
   * Uncertainty over the proposed health care reform conceivably resulting in slower job growth in small businesses.

COMPETITIVE POSITION

   FSC is the largest bank holding company headquartered in the Intermountain area. Incorporated in 1928, the Corporation is the oldest multistate bank holding company in the United States.
   FSB Utah is the largest bank in the state of Utah. At September 30, 1993, the most recent date for which comparative data were available, FSB Utah had deposits totaling $3.3 billion and 113 full-service domestic branches. Zion's First National Bank was the second largest bank with deposits totaling $2.4 billion and approximately 75 branches, while Key Bank was the third largest with deposits totaling $936 million and approximately 37 branches. These three banks are all units of bank holding companies with bank operations in other western states. Thirty-six other banks in Utah had deposits totaling approximately $3.5 billion and approximately 213 branches. There are no statewide savings & loan organizations (S&Ls) in Utah, but there are several regional S&Ls. At September 30, 1993, there were four S&Ls operating in Utah with deposits of approximately $722 million and approximately 25 branch locations. At the same time, Utah also had 157 credit unions with deposits of approximately $3.0 billion.
   FSB Idaho is the second largest bank in the state of Idaho. At September 30, 1993, the most recent date for which comparative data were available, FSB Idaho had deposits totaling $2.2 billion and 86 full-service branches. West One Bank was the largest bank with deposits totaling $2.7 billion and approximately 80 branches, while Key Bank was the third largest with deposits totaling $994 million and approximately 46 branches. These three banks are all units of bank holding companies with bank operations in other western states. Sixteen other banks in Idaho had deposits totaling approximately $2.0 billion and approximately 97 branches. There are no statewide S&Ls in Idaho, but there are several regional S&Ls. At September 30, 1993, there were three S&Ls operating in Idaho with deposits of approximately $440 million and approximately 42 branches. At the same time, Idaho also had 88 credit unions with deposits in excess of $900 million.
   FSB New Mexico is the second largest bank in the state of New Mexico. At September, 1993, the most recent date for which comparative data were available, FSB New Mexico had deposits totaling $1.1 billion and 26 full-service branches. Boatmen's Sunwest, Inc. was the largest bank with deposits totaling $1.6 billion and approximately 68 branches, while United New Mexico Financial Corporation was the third largest with deposits totaling $880 million and approximately 28 branches. These three largest banks are all units of bank holding companies with bank operations in other western states. Seventy-eight other banks in New Mexico had deposits totaling approximately $7.4 billion and approximately 295 branches. At September 30, 1993, there were 12 S&Ls operating in New Mexico with deposits of approximately $1.1 billion and approximately 31 branches. At the same time, New Mexico also had 64 credit unions with deposits of approximately $1.5 billion.
   FSC experiences substantial competition in attracting deposits and originating loans. The primary factors in competing for deposits are interest rates, the range and quality of services offered, the convenience of bank facilities and automated teller machines, and hours of operation. Competition for deposits comes principally from other commercial banks, S&Ls, and credit unions. Additional competition comes from money market funds, and various types of corporate and government lenders. The primary factors in competing for loans are interest rates, loan fees, and the quality and range of lending services offered. Competition for the origination of instalment and commercial loans comes from commercial banks and finance companies, while competition for the origination of mortgage loans comes from S&Ls, credit unions, mortgage banking firms, insurance companies, and other commercial banks.
   FSC, along with the rest of the banking industry, has felt the effects of added competition as nonbank financial service companies enter what were already highly competitive markets. Notwithstanding the increased competition, banks still have only limited entry into nonbank financial markets. In spite of the inequities of the present financial services market, FSC has succeeded in maintaining its position as a major participant in the financial services market in the Intermountain area by being innovative and creative in providing new products and services to its customers within the narrow constraints of current banking regulations.

LEGAL PROCEEDINGS

   FSC and its subsidiaries are subject from time to time to various claims and legal actions filed or threatened by customers and others arising in connection with the Corporation's regular business activities. In all litigation filed against it, FSC vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Some legal actions filed against the Corporation seek inflated damage amounts, often in an effort to force compromise of a troubled loan transaction, and are disclosed from time to time in filings with the SEC as required by applicable rules. Since the filing of FSC's Annual Report on Form 10-K for fiscal year 1992, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC.

TABLE 18:  QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data and ratios)
                                                            1993                                        1992
- - - --------------------------------------- ------------------------------------------- -------------------------------------------
                                           4th Qtr    3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
- - - --------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Common Stock Data:
Earnings per common share:
  Primary                                    $0.43      $0.68      $0.62      $0.65      $0.58      $0.60      $0.53      $0.46
  Fully-diluted                              $0.43       0.68       0.62       0.65       0.58       0.59       0.53       0.46
Dividends paid per share                      0.23       0.23       0.23       0.19       0.19       0.17       0.17       0.15
Book value at period end                     17.24      17.12      16.64      16.31      15.81      15.40      14.96      14.56
Market price (bid)                           25.75      28.00      28.25      28.50      27.25      22.25      23.75      22.83
  High for the quarter                       30.00      28.50      30.00      30.25      27.50      26.25      25.25      23.33
  Low for the quarter                        24.00      26.50      25.50      25.50      22.00      21.50      20.17      18.17
Common shares outstanding                   48,437     47,243     46,617     45,792     45,642     45,437     45,297     45,237
Average shares: primary                     48,805     47,981     47,660     46,937     46,691     46,518     46,313     45,792
Average shares: fully-diluted               48,969     48,147     47,829     47,112     46,874     46,706     46,506     45,987
======================================= ========== ========== ========== ========== ========== ========== ========== ==========
Income:
Net interest income                       $105,863   $103,343    $98,879    $95,853    $95,586    $95,856    $94,381    $90,126
FTE adjustment                               2,922     (1,092)     2,221      3,582      2,554      2,152      2,397      2,518
Net interest income, FTE                   108,785    102,251    101,100     99,435     98,140     98,008     96,778     92,644
Provision for loan losses                    4,647      5,139        (78)     1,976      4,936      6,449     10,175      8,717
Noninterest income                          46,446     43,107     36,739     40,867     38,573     37,629     33,961     33,873
Noninterest expenses                       116,015     94,824     90,081     85,226     88,910     85,533     81,221     83,792
Net income                                  21,064     32,587     29,693     30,712     27,112     27,615     24,496     21,120
======================================= ========== ========== ========== ========== ========== ========== ========== ==========
Average Balance Sheet:
Investment securities                   $1,713,775 $1,768,370 $1,932,218 $1,756,738 $1,732,045 $1,734,061 $1,730,744 $1,634,755
Loans, net of unearned income            6,314,632  6,037,540  5,745,825  5,563,702  5,491,578  5,457,843  5,474,914  5,489,110
Reserve for loan losses                    130,881    127,787    128,874    127,736    131,232    130,112    130,974    129,873
Total interest-earning assets            8,683,703  8,384,769  8,304,335  7,896,287  7,772,115  7,720,404  7,755,600  7,460,223
Total assets                             9,638,743  9,301,245  9,180,421  8,725,616  8,645,395  8,530,587  8,526,141  8,257,681
Interest-bearing deposits                5,667,076  5,510,779  5,506,463  5,423,080  5,419,487  5,339,119  5,327,218  5,328,405
Short-term borrowed funds                1,172,030  1,125,109  1,151,294  1,035,021    899,870  1,000,356  1,122,907    907,371
Long-term debt                             225,701    235,474    232,054    121,801    129,208    111,388     86,346     87,329
Total interest-bearing liabilities       7,064,807  6,871,362  6,889,811  6,579,902  6,448,565  6,450,863  6,536,471  6,323,105
Total deposits                           7,265,005  6,985,568  6,889,948  6,677,149  6,747,491  6,566,792  6,494,987  6,459,869
Stockholders' equity                       830,817    798,433    769,074    739,149    715,724    695,047    674,196    659,247
======================================= ========== ========== ========== ========== ========== ========== ========== ==========
End of Period Balance Sheet:
Investment securities                   $1,762,783 $1,760,168 $1,862,131 $1,970,338 $1,750,180 $1,776,717 $1,774,212 $1,722,281
Loans, net of unearned income            6,561,021  6,185,830  5,946,520  5,596,166  5,616,707  5,481,623  5,475,967  5,469,536
Reserve for loan losses                    134,848    130,726    126,896    127,329    127,847    131,782    130,186    132,348
Total interest-earning assets            9,329,273  8,797,725  8,524,631  8,447,960  8,054,059  7,994,249  7,913,874  7,797,763
Total assets                            10,211,689  9,725,657  9,490,282  9,158,974  8,895,673  8,735,892  8,610,593  8,518,684
Interest-bearing deposits                5,806,020  5,523,565  5,453,683  5,460,770  5,439,139  5,347,960  5,321,310  5,345,778
Short-term borrowed funds                1,486,905  1,289,505  1,181,217  1,245,394    995,790  1,033,682  1,131,879  1,057,817
Long-term debt                             224,836    226,505    237,895    119,062    127,203    156,238     85,312     86,890
Total interest-bearing liabilities       7,517,761  7,039,575  6,872,795  6,825,226  6,562,132  6,537,880  6,538,501  6,490,485
Total deposits                           7,503,707  7,061,649  6,978,451  6,744,977  6,868,453  6,650,615  6,582,289  6,580,346
Stockholders' equity                       835,731    809,677    776,494    747,379    722,447    700,414    678,305    659,454
Nonperforming assets                        52,819     76,759     91,701     98,655    107,455    125,901    135,405    151,977
Accruing loans past due 90 days or more      7,155      8,310      9,150     10,309     11,766     13,376     13,360     18,048
Total problem assets                        59,974     85,069    100,851    108,964    119,221    139,277    148,765    170,025
======================================= ========== ========== ========== ========== ========== ========== ========== ==========

TABLE 18:  QUARTERLY FINANCIAL SUMMARY (continued)
                                                            1993                                        1992
- - - --------------------------------------- ------------------------------------------- -------------------------------------------
                                           4th Qtr    3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
- - - --------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Selected Ratios:
Reserve for loan losses to:
  Total loans                                 2.06%      2.11%      2.13%      2.28%      2.28%      2.40%      2.38%      2.42%
  Nonaccruing and renegotiated loans        370.93     243.41     196.68     189.16     159.87     145.80     128.92     117.73
  Nonaccruing and renegotiated loans
    plus accruing loans past due 90
    days or more                            309.93     210.79     172.25     164.04     139.37     127.00     113.86     101.44
Nonaccruing and renegotiated loans
  to total loans                              0.55       0.87       1.09       1.20       1.42       1.65       1.84       2.06
Nonaccruing and renegotiated loans
  plus accruing loans past due 90
  days or more to total loans                 0.66       1.00       1.24       1.39       1.63       1.89       2.09       2.39
Nonperforming assets to:
  Total loans and ORE                         0.80       1.24       1.54       1.75       1.90       2.28       2.46       2.76
  Total assets                                0.52       0.79       0.97       1.08       1.21       1.44       1.57       1.78
  Equity                                      6.32       9.48      11.81      13.20      14.87      17.98      19.96      23.05
  Equity and reserve for loan losses          5.44       8.16      10.15      11.28      12.64      15.13      16.75      19.19
Total problem assets to:
  Total loans and ORE                         0.91       1.37       1.69       1.94       2.11       2.52       2.70       3.09
  Total assets                                0.59       0.87       1.06       1.19       1.34       1.59       1.73       2.00
  Equity                                      7.18      10.51      12.99      14.58      16.50      19.88      21.93      25.78
  Equity and reserve for loan losses          6.18       9.05      11.16      12.46      14.02      16.74      18.40      21.47
Net loans charged off to average loans        0.30       0.16       0.15       0.18       0.64       0.35       0.92       0.48
======================================= ========== ========== ========== ========== ========== ========== ========== ==========

First Security Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 1993 and 1992                                         1993           1992
(in thousands)                                                             (Notes 1,14)
- - - --------------------------------------------------------    -----------    -----------
ASSETS:

Cash and due from banks (Note 2)                               $673,877       $616,121
Interest-bearing deposits in other banks                         16,461         10,036
Federal funds sold and securities purchased
  under resale agreements (Note 1)                              381,154        288,258
Trading account securities (Notes 1, 3)                         607,854        388,961
- - - --------------------------------------------------------    -----------    -----------
Investment securities (Notes 1, 3, 15)
  (market value $1,794,647 and $1,781,913, respectively):
  U.S. Treasury and other U.S. Government
    agencies and corporations                                 1,327,319      1,267,688
  Obligations of states and political subdivisions              180,129        199,692
  Other                                                         255,335        282,800
- - - --------------------------------------------------------    -----------    -----------
TOTAL INVESTMENT SECURITIES                                   1,762,783      1,750,180
- - - --------------------------------------------------------    -----------    -----------
Loans (Notes 1, 4, 15)                                        6,573,203      5,630,485
Less:
  Unearned income                                                12,182         13,861
  Reserve for loan losses                                       134,848        127,847
- - - --------------------------------------------------------    -----------    -----------
TOTAL LOANS, NET                                              6,426,173      5,488,777
- - - --------------------------------------------------------    -----------    -----------
Premises and equipment, net (Notes 1, 5)                        145,718        129,393
Accrued income receivable                                        52,654         56,483
Other real estate and other foreclosed assets (Note 1)           16,465         27,487
Other assets (Note 12)                                          128,550        139,977
- - - --------------------------------------------------------    -----------    -----------
TOTAL ASSETS                                                $10,211,689     $8,895,673
========================================================    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits (Note 6):
  Noninterest-bearing                                        $1,697,687     $1,429,314
  Interest-bearing                                            5,806,020      5,439,139
- - - --------------------------------------------------------    -----------    -----------
TOTAL DEPOSITS                                                7,503,707      6,868,453
- - - --------------------------------------------------------    -----------    -----------
Securities sold under repurchase agreements (Note 1)          1,188,569        848,512
Federal funds purchased                                         198,540         95,873
U.S. Treasury demand notes                                       43,645         36,409
Other short-term borrowings (Notes 7, 9)                         56,151         14,996
Accrued income taxes (Notes 1, 8, 15)                            85,837         81,110
Accrued interest                                                 17,429         18,030
Other liabilities                                                57,244         82,640
Long-term debt (Note 9)                                         224,836        127,203
- - - --------------------------------------------------------    -----------    -----------
TOTAL LIABILITIES                                             9,375,958      8,173,226
- - - --------------------------------------------------------    -----------    -----------
Commitments and contingent liabilities
  (Notes 3, 4, 5, 10, 16)
Stockholders' equity
  (Notes 1, 11, 12, 13, 14, 15, 16):
Preferred stock: Series "A", $3.15 cumulative convertible           703            783
- - - --------------------------------------------------------    -----------    -----------
Common stockholders' equity:
  Common stock
    (48,787 and 46,163 shares issued, respectively)              60,983         57,704
  Paid-in surplus                                               122,549         98,722
  Retained earnings                                             657,446        572,845
- - - --------------------------------------------------------    -----------    -----------
Subtotal                                                        840,978        729,271
  Less common treasury stock, at cost
    (350 and 521 shares, respectively)                           (5,950)        (7,607)
- - - --------------------------------------------------------    -----------    -----------
Total common stockholders' equity                               835,028        721,664
- - - --------------------------------------------------------    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                      835,731        722,447
- - - --------------------------------------------------------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $10,211,689     $8,895,673
========================================================    ===========    ===========

See notes to consolidated financial statements.

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1993, 1992, and 1991              1993           1992           1991
(in thousands, except for per share amounts)                               (Notes1,14)    (Notes1,14)
- - - --------------------------------------------------------    -----------    -----------    -----------
INTEREST INCOME:
Interest and fees on loans (Note 1)                            $513,810       $507,491       $557,167
Interest and dividends on investment securities:
  U.S. Treasury securities and other U.S. Government
    agencies and corporations                                    72,175         87,585         89,305
  Obligations of states and political subdivisions               10,844         12,486         13,926
  Other                                                          17,445         14,671         12,170
Federal funds sold and securities purchased
  under resale agreements                                         9,191          6,416          9,553
Interest-bearing deposits in other banks                            456            691          2,367
Trading account interest                                         20,811         27,108         26,343
- - - --------------------------------------------------------    -----------    -----------    -----------
TOTAL INTEREST INCOME                                           644,732        656,448        710,831
- - - --------------------------------------------------------    -----------    -----------    -----------
INTEREST EXPENSE:
Interest on deposits                                            192,992        238,135        319,716
Interest on short-term borrowings                                33,979         34,017         59,916
Interest on long-term debt                                       13,823          8,347          8,390
- - - --------------------------------------------------------    -----------    -----------    -----------
TOTAL INTEREST EXPENSE                                          240,794        280,499        388,022
- - - --------------------------------------------------------    -----------    -----------    -----------
NET INTEREST INCOME:
Net interest income                                             403,938        375,949        322,809
Provision for loan losses (Notes 1, 4)                           11,684         30,277         66,393
- - - --------------------------------------------------------    -----------    -----------    -----------
Net interest income after provision for loan losses             392,254        345,672        256,416
- - - --------------------------------------------------------    -----------    -----------    -----------
NONINTEREST INCOME:
Service charges on deposit accounts                              55,865         51,505         46,137
Other service charges, collections, commissions, and fees        48,333         39,085         29,913
Commissions and fees from fiduciary activities                   18,980         18,176         16,793
Bankcard service fees                                            33,083         27,411         24,175
Insurance commissions                                             9,953          8,719          7,017
Investment securities gains (Notes 1, 3)                            730            859          2,942
Other                                                               215         (1,719)        10,845
- - - --------------------------------------------------------    -----------    -----------    -----------
TOTAL NONINTEREST INCOME                                        167,159        144,036        137,822
- - - --------------------------------------------------------    -----------    -----------    -----------
TOTAL INCOME                                                    559,413        489,708        394,238
- - - --------------------------------------------------------    -----------    -----------    -----------
NONINTEREST EXPENSES:
Salaries and employee benefits (Notes 12, 15)                   175,696        160,982        147,795
Net occupancy (Note 5)                                           24,224         19,373         18,316
Furniture and equipment                                          27,858         26,549         22,656
Stationery and supplies                                          15,956         12,865         10,754
Advertising                                                       9,187          6,363          4,990
Telephone                                                         8,610          7,344          6,583
Provision for (recovery of) loss on
  other real estate (Note 1)                                      7,448          6,903           (479)
Other real estate expense, net                                    1,191          4,207          6,978
Insurance                                                        19,697         18,868         14,678
Bankcard interbank exchange                                      13,983         11,245         10,121
Other                                                            82,296         64,757         64,112
- - - --------------------------------------------------------    -----------    -----------    -----------
TOTAL NONINTEREST EXPENSES                                      386,146        339,456        306,504
- - - --------------------------------------------------------    -----------    -----------    -----------
Income before income tax provision                              173,267        150,252         87,734
Provision for income taxes (including tax effect
  of investment securities transactions of
  $274, $187, and $612) (Notes 1, 8)                             59,211         49,909         28,322
- - - --------------------------------------------------------    -----------    -----------    -----------
NET INCOME:
Net income                                                      114,056        100,343         59,412
Dividend requirement of preferred stock (Note 1)                     43             48             52
- - - --------------------------------------------------------    -----------    -----------    -----------
Net income applicable to common stock                          $114,013       $100,295        $59,360
========================================================    ===========    ===========    ===========
Weighted average number common shares outstanding (Note 1)       47,852         46,330         41,155
========================================================    ===========    ===========    ===========
Earnings per common share (Note 1)                                $2.38          $2.17          $1.44
========================================================    ===========    ===========    ===========

See notes to consolidated financial statements.

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                                 Common
For the years ended December 31, 1991, 1992, and 1993                  Preferred   Common   Paid-in  Retained  Treasury
(in thousands, except for per share amounts)                    Total     Stock     Stock   Surplus  Earnings     Stock
- - - -----------------------------------------------------------  --------  --------  --------  --------  --------  --------
BALANCE, JANUARY 1, 1991:
As previously reported                                       $479,168      $926   $41,887   $32,075  $415,160  ($10,880)
Applicable to company merged in pooling-of-interests
  transaction (Notes 1, 14)                                    73,413               9,183    12,692    51,538
Applicable to change in accounting principle (Notes 1, 8)      (7,286)                                 (7,286)
- - - -----------------------------------------------------------  --------  --------  --------  --------  --------  --------
As restated                                                   545,295       926    51,070    44,767   459,412   (10,880)
- - - -----------------------------------------------------------  --------  --------  --------  --------  --------  --------
Net income for the year                                        59,412                                  59,412
Sale of common stock through dividend reinvestment
  and common stock purchase plan (Note 11)                      1,119                  92     1,027
Sale of stock to employee benefit plans                         3,147                           521               2,626
Common stock issued for acquisition (Note 14)                   6,915                 981     5,934
Conversion of long-term debt to common stock                   39,750               3,957    35,793
Cash dividends:
  Preferred stock - $3.15 per share                               (52)                                    (52)
  Common stock - $.60 per share (Note 1)                      (20,017)                                (20,017)
Conversion of preferred stock to common                            (1)      (77)       18        58
Purchase of treasury stock                                       (288)                            3                (291)
Other                                                            (107)                          (17)      (90)
- - - -----------------------------------------------------------  --------  --------  --------  --------  --------  --------
BALANCE, DECEMBER 31, 1991                                    635,173       849    56,118    88,086   498,665    (8,545)
- - - -----------------------------------------------------------  --------  --------  --------  --------  --------  --------
Net income for the year                                       100,343                                 100,343
Sale of common stock through dividend reinvestment
  and common stock purchase plan (Note 11)                      1,293                  72     1,221
Sale of stock to employee benefit plans                        11,260                         3,703               7,557
Common stock issued for acquisitions (Note 14)                  6,547               1,498     5,075                 (26)
Cash dividends:
  Preferred stock - $3.15 per share                               (48)                                    (48)
  Common stock - $.68 per share (Note 1)                      (26,000)                                (26,000)
Conversion of preferred stock to common                            (1)      (66)       19        46
Purchase of treasury stock                                     (6,593)                                           (6,593)
Other                                                             473                  (3)      591      (115)
- - - -----------------------------------------------------------  --------  --------  --------  --------  --------  --------
BALANCE, DECEMBER 31, 1992                                    722,447       783    57,704    98,722   572,845    (7,607)
- - - -----------------------------------------------------------  --------  --------  --------  --------  --------  --------
Net income for the year                                       114,056                                 114,056
Sale of common stock through dividend reinvestment
  and common stock purchase plan (Note 11)                      1,815                  83     1,732
Sale of stock to employee benefit plans                         7,306                 293     3,152               3,861
Common stock issued for acquisitions (Note 14)                 27,869               2,818    15,779     9,358       (86)
Cash dividends:
  Preferred stock - $3.15 per share                               (43)                                    (43)
  Common stock - $.88 per share (Note 1)                      (38,595)                                (38,595)
Conversion of preferred stock to common                            (1)      (80)       23        56
Purchase of treasury stock                                     (2,118)                                           (2,118)
Other                                                           2,995                  62     3,108      (175)
- - - -----------------------------------------------------------  --------  --------  --------  --------  --------  --------
BALANCE, DECEMBER 31, 1993                                   $835,731      $703   $60,983  $122,549  $657,446   ($5,950)
===========================================================  ========  ========  ========  ========  ========  ========

See notes to consolidated financial statements.

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1993, 1992, and 1991                             1992           1991
(in thousands, except for number of shares)                        1993    (Notes 1,14)   (Notes 1,14)
- - - --------------------------------------------------------    -----------    -----------    -----------
Cash Flows From Operating Activities:

Net income                                                     $114,056       $100,343        $59,412
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
  Provision for loan losses                                      11,684         30,277         66,393
  Provision for (recovery of) loss on other real estate           7,448          6,903           (479)
  Provision for depreciation and amortization                    26,281         19,531         18,455
  Provision for deferred income taxes                             7,116         15,401         10,730
  Net change in deferred loan origination fees and costs         (3,875)        (3,900)        (1,707)
  Net amortization of investment security discounts
    and premiums                                                  3,598          1,936         (2,185)
  Investment securities gains                                      (730)          (859)        (2,942)
  Net realized gains on sold loans                              (19,145)       (12,813)        (9,597)
  Increase in trading account securities                       (218,893)       (75,031)      (158,979)
  Decrease in accrued income receivable                           3,829          3,661          3,912
  Decrease in accrued interest                                     (601)        (8,231)        (6,007)
  Increase (decrease) in accrued income taxes                    (7,596)         1,203         (2,670)
  Other operating activities                                    (22,265)       (21,955)        45,739
- - - --------------------------------------------------------    -----------    -----------    -----------
Net cash provided by (used in) operating activities             (99,093)        56,466         20,075
- - - --------------------------------------------------------    -----------    -----------    -----------
Cash Flows From Investing Activities:

Proceeds from sales of investment securities                      2,310         43,290        470,547
Redemption of matured investment securities                   1,489,247        960,718        275,327
Purchases of investment securities                           (1,404,115)    (1,135,988)      (885,071)
Net (increase) decrease in interest-bearing deposits
  in other banks                                                 (6,425)         2,140         39,462
Net (increase) decrease in credit card receivables               18,768         (6,723)        (1,467)
Net increase in loans                                        (1,677,414)      (928,255)      (671,157)
Proceeds from sale of loans                                     976,999        828,787        528,282
Purchase of premises and equipment                              (15,662)       (27,039)       (20,618)
Purchase of leased equipment                                    (57,837)       (38,387)          (537)
Proceeds from sales of other real estate                          7,373         24,848         38,830
Payments to improve other real estate                            (2,213)        (1,097)          (751)
Cash from acquisitions, net of cash paid (Note 14)               54,108         47,319         27,294
- - - --------------------------------------------------------    -----------    -----------    -----------
Net cash used in investing activities                          (614,861)      (230,387)      (199,859)
- - - --------------------------------------------------------    -----------    -----------    -----------
Cash Flows From Financing Activities:

Net increase in deposits                                        267,813        128,823        237,414
Net increase in Federal funds purchased, securities sold
  under repurchase agreements, U.S. Treasury demand notes       448,747        126,044         32,572
Proceeds from issuance of nonrecourse debt on
  leveraged leases                                               70,244         66,882         96,037
Payments on nonrecourse debt on leveraged leases                (29,350)       (26,747)       (22,511)
Proceeds from issuance of long-term debt and
  short-term borrowings                                         140,190        107,211         75,605
Payments on long-term debt and short-term borrowings             (1,403)       (99,599)       (87,905)
Proceeds from issuance of common stock and
  sales of treasury stock                                         9,121         12,553          4,266
Purchases of treasury stock                                      (2,118)        (6,593)          (288)
Dividends paid                                                  (38,638)       (26,048)       (20,069)
- - - --------------------------------------------------------    -----------    -----------    -----------
Net cash provided by financing activities                       864,606        282,526        315,121
- - - --------------------------------------------------------    -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS (Note 1)              150,652        108,605        135,337
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    904,379        795,774        660,437
- - - --------------------------------------------------------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $1,055,031       $904,379       $795,774
========================================================    ===========    ===========    ===========

(Continued)

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1993, 1992, and 1991                             1992           1991
(in thousands, except for number of shares) (CONTINUED)            1993    (Notes 1,14)   (Notes 1,14)
- - - --------------------------------------------------------    -----------    -----------    -----------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:

  Interest                                                     $241,395       $290,552       $396,213
  Income taxes                                                  $47,878        $35,059        $14,958
========================================================    ===========    ===========    ===========
Supplemental Schedule of Noncash Investing
  and Financing Activities:
Conversion of 1,523, 1,259, and 1,457 shares of
  convertible preferred stock into 18,483, 15,297,
  and 17,682 shares of common stock, respectively                   $80            $66            $77
========================================================    ===========    ===========    ===========
Transfer of loans to other real estate                          $11,085        $28,002        $26,194
========================================================    ===========    ===========    ===========
Transfers of loans to investment securities upon
  formation of mortgage-backed securities                       None           None           $46,021
========================================================    ===========    ===========    ===========

In 1993, 2,255,000 shares of common stock were issued for the acquisitions of Dixie State Bank, Benton County Bank, Nevada Community Bank, State Bank of Green River, and Continental Bancorporation. The Corporation acquired assets of approximately $404,062,000 and assumed liabilities of approximately $376,344,000 (Note 14).

In 1992, 1,199,000 shares of common stock were issued for the acquisition of First National Bank of North Idaho (FNBNI). The Corporation acquired FNBNI assets of approximately $167,500,000 and assumed liabilities of approximately $161,065,000 (Note 14). The Bank of Willamette Valley (BWV) was acquired for cash of $5,481,000. The Corporation acquired BWV's assets of approximately $27,319,000 and assumed liabilities of approximately $24,515,000.

In 1991, $39,750,000 of long-term debt was converted into 3,165,801 shares of common stock.

In 1991, 784,662 shares of common stock were issued for the acquisition of UB&T Bancorp and its subsidiary. The Corporation acquired assets of approximately $71,274,000 and assumed liabilities of approximately $64,359,000 (Note 14).

See notes to consolidated financial statements.

First Security Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

First Security Corporation (the Corporation), a bank holding company, provides a full range of financial services to individual and corporate customers through its bank and nonbank subsidiaries and their branches in Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming. The Corporation and its subsidiaries are subject to competition from other financial institutions and to the regulations of certain Federal agencies and undergo periodic examinations by those agencies.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with general practice within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the reserve for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The accompanying 1992 and 1991 consolidated financial statements and related footnote disclosures have been restated to include the accounts of First National Financial Corporation which was merged in 1993 and accounted for as a pooling of interests (see Note 14). Results of operations of companies which were acquired and subject to purchase accounting are included from the dates of acquisition. In accordance with the purchase method of accounting, the assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition, and the excess of cost over fair value of net assets acquired is amortized on the straight-line basis over 5 to 15 years.

Federal Funds Sold and Securities Purchased Under Resale Agreements:
Federal funds sold are unsecured short-term investments entered into with other financial institutions. Securities purchased under resale agreements are short-term investments. The Corporation's subsidiaries generally hold the securities as collateral during the term of the investment.

Securities (See Notes 3 and 15): Trading account securities are carried at market. Investment securities are carried at cost, plus discount accreted or less premium amortized, based on management's intent and the Corporation's and its subsidiaries' ability to hold such securities on a long-term basis. The ability and intent are based on management's evaluation of liquidity requirements and asset/liability structure. Gains and losses are determined on the specific identification method.

Direct Lease Financing (See Note 4): Certain of the Corporation's subsidiaries lease various types of equipment to customers under both leveraged and nonleveraged arrangements. For leveraged leases, a significant part of the cost of the equipment is financed by other institutional lenders who depend on the related lease and equipment as collateral for their loans, with no recourse to the subsidiaries. The investment in direct lease financing consists principally of rentals receivable and estimated residual values, less related unearned income. Unearned income is amortized into income so as to produce a constant periodic rate of return on the unrecovered investment. Investment tax credits on lease financing equipment are deferred and amortized to income over the investment recovery period.

Reserve for Loan Losses (See Note 4): Loan losses are accounted for under the reserve method. Losses and recoveries are charged or credited directly to the reserve. The provision for loan losses charged to expense is an amount which, in management's judgment, is sufficient to maintain the balance in the reserve at an adequate level. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in the Corporation's markets, differ substantially from the assumptions used by management.

Premises and Equipment (See Note 5): Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization included in noninterest expenses are computed using accelerated and straight-line methods over the estimated useful lives of the related assets.

Other Real Estate and Other Foreclosed Assets: Other real estate and other foreclosed assets are carried at the lower of cost or fair value less estimated selling costs.

Securities Sold Under Repurchase Agreements: Securities sold under agreements to repurchase are accounted for as financing transactions and are recorded at the amount at which the securities will be reacquired, including accrued interest. Collateralization limits, based on market values, generally range from 100% to 105%, depending on maturity.

Interest Rate Swaps (See Note 4): The Corporation and its subsidiaries use interest rate swap contracts to manage interest rate exposure. Income or expense associated with interest rate swap transactions is accrued over the life of the contract.

Income Taxes (See Notes 8 and 15): During 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", the effects of which have been applied retroactively. As a result of the adoption of SFAS No. 109, retained earnings at January 1, 1991 was decreased by $7,286,000, and income tax expense decreased by $601,000 and $496,000 in 1992 and 1991, respectively, from the amounts originally reported. Prior to 1993, the Corporation accounted for income taxes under the Accounting Principles Board's Opinion No. 11.

The Corporation has recorded in its consolidated balance sheets net deferred tax liabilities for the expected future tax consequences of events that have been recognized in different periods for financial statement purposes than for income tax purposes. The effect on deferred taxes of a change in rates is recognized in income in the period that includes the enactment date.

Interest and Fees on Loans: Accrual of interest on a loan is discontinued when the borrower has defaulted for a period of 90 days or more in the payment of principal or interest, or both, unless the loan is well-secured and in the process of collection. Loan origination fees and certain loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

Statements of Consolidated Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as Federal funds sold and securities purchased under resale agreements.

Earnings Per Common Share: Earnings per common share are based on the weighted average number of shares outstanding, net income after deducting the dividend requirement on preferred stock, and the effect, if dilutive, of stock options outstanding using the treasury stock method.

Reclassifications: Certain reclassifications to the 1992 and 1991 amounts have been made to conform to the 1993 classifications.

2.   CASH AND DUE FROM BANKS

The Federal Reserve requires the Corporation's national banking subsidiaries to maintain certain average reserve balances with the Federal Reserve or through approved correspondent banks. For the years ended December 31, 1993 and 1992, the required average reserve balances were approximately $105,630,000 and $95,101,000, respectively.

3.   INVESTMENT SECURITIES

The amortized cost and estimated market value of securities were as follows (in thousands) (see Note 15):

                                                                                 Gross          Gross      Estimated
                                                              Amortized     Unrealized     Unrealized         Market
                                                                   Cost          Gains         Losses          Value
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
As of December 31, 1993:

U.S. Treasury and other U.S. Government
  agencies and corporations                                  $1,327,319        $17,170        ($2,947)    $1,341,542
Obligations of states and political subdivisions                180,129          6,288            (94)       186,323
Corporate debt securities                                       217,560          2,470           (309)       219,721
Equity securities                                                37,775          9,311            (25)        47,061
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
Totals                                                       $1,762,783        $35,239        ($3,375)    $1,794,647
========================================================    ===========    ===========    ===========    ===========
As of December 31, 1992:

U.S. Treasury and other U.S. Government
  agencies and corporations                                  $1,267,688        $22,609          ($743)    $1,289,554
Obligations of states and political subdivisions                199,692          4,866           (209)       204,349
Corporate debt securities                                       248,993          2,878           (519)       251,352
Equity securities                                                33,807          2,874            (23)        36,658
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
Totals                                                       $1,750,180        $33,227        ($1,494)    $1,781,913
========================================================    ===========    ===========    ===========    ===========

The amortized cost and estimated market value of investment securities at December 31, 1993 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Estimated
                                                              Amortized         Market
                                                                   Cost          Value
- - - --------------------------------------------------------    -----------    -----------
Due in one year or less                                        $399,137       $402,337
Due after one year through five years                           477,306        487,223
Due after five years through ten years                          239,967        242,710
Due after ten years                                             608,598        615,316
- - - --------------------------------------------------------    -----------    -----------
Total debt securities                                         1,725,008      1,747,586
Equity securities                                                37,775         47,061
- - - --------------------------------------------------------    -----------    -----------
Totals                                                       $1,762,783     $1,794,647
========================================================    ===========    ===========

Proceeds, gross gains, and gross losses from sales of investment securities were as follows (in thousands):

                                                                   1993           1992           1991
- - - --------------------------------------------------------    -----------    -----------    -----------
Proceeds                                                         $2,310        $43,290       $470,547
========================================================    ===========    ===========    ===========
Gross gains                                                        $731           $912         $3,082
Gross losses                                                         (1)           (53)          (140)
- - - --------------------------------------------------------    -----------    -----------    -----------
Net gains                                                          $730           $859         $2,942
========================================================    ===========    ===========    ===========

In addition, during 1993 approximately $17,150,000 of municipal securities were called by the issuers prior to their schedule maturity dates.

At December 31, 1993 and 1992, investment securities carried at $1,659,133,000 and $1,041,944,000, respectively, were pledged for various purposes. In addition, at December 31, 1993 and 1992, trading account securities totaling $337,656,000 and $118,603,000, respectively, were also pledged.

At December 31, 1993 and 1992, the Corporation and its subsidiaries had approximately $6,363,000,000 and $2,378,000,000, respectively, of nonhedged futures contracts for various investments. These nonhedged futures were primarily short-term contracts for Federal funds, LIBOR, Eurodollar, and Treasury Bill contracts. The Corporation uses such contracts to maintain positions in the U.S. Government cash market, substitute for cash securities in the U.S. Government market, and to take advantage of arbitrage opportunities that arise in the futures markets. The net risk position at December 31, 1993 and 1992 was $27,035 and $8,237, respectively, per basis point, or the equivalent of a long position of $65,000,000 and $19,000,000, respectively, of five-year U.S. Treasury Notes. Changes in the market value of such future contracts are recorded as gains or losses in the period in which the change in market value occurs.

4.   LOANS

Loans consisted of the following (in thousands):

As of December 31,                                                 1993           1992
- - - --------------------------------------------------------    -----------    -----------
Commercial, financial, and agricultural                      $1,573,133     $1,384,253
Real estate:
  Term                                                        2,311,401      2,096,136
  Construction                                                  245,106        162,945
Consumer                                                      2,167,710      1,728,241
Direct lease financing                                          275,853        258,910
- - - --------------------------------------------------------    -----------    -----------
Total                                                        $6,573,203     $5,630,485
========================================================    ===========    ===========

A substantial portion of the real estate loans is collateralized by real estate located primarily in the Western United States, and, accordingly, their ultimate collectibility is particularly susceptible to changes in market conditions in such area.

At December 31, 1993 and 1992, mortgage loans carried at approximately $138,212,000 and $158,609,000, respectively, were pledged for various purposes.

During 1990, the Corporation's subsidiaries sold approximately $115,000,000 of home equity installment loans to the First Security 1990-A Home Equity Loan Trust (the 1990 Trust) in an asset-securitization transaction. The Corporation's subsidiaries serviced the loans for the 1990 Trust. At December 31, 1993, the balance of the loans sold which were being serviced for the Trust was insignificant. At December 31, 1992, such balance was approximately $49,469,000. The Trust was dissolved in January 1994.

During 1988, the Corporation's subsidiaries sold approximately $102,279,000 of installment loans to the First Security 1988-A Grantor Trust (the 1988 Trust) in an asset-securitization transaction. The Corporation's subsidiaries serviced the loans for the 1988 Trust. At December 31, 1992, the balance of the loans being serviced for the 1988 Trust was approximately $4,742,000. The Trust was dissolved during the year ended December 31, 1993.

As of December 31, 1993 and 1992, the Corporation's subsidiaries had approximately $988,603,000 and $269,299,000, respectively, of notional amounts related to interest rate swaps as part of their asset/liability management program. The swaps outstanding at December 31, 1993 mature in 1994 through 2002. The income from these swaps totaled approximately $528,000, $738,000, and $1,398,000 for the years ended December 31, 1993,
1992, and 1991, respectively.

Included in loans were loans to directors and executive officers as follows (in thousands):

                                                                   1993           1992
- - - --------------------------------------------------------    -----------    -----------
Balance, January 1                                               $9,161        $27,047
New loans                                                           110            313
Repayments                                                       (2,089)       (18,199)
- - - --------------------------------------------------------    -----------    -----------
Balance, December 31                                             $7,182         $9,161
========================================================    ===========    ===========

None of the above loans to directors and executive officers as of December 31, 1993 and 1992 were nonaccruing, were past due, or had been restructured.

Direct lease financing consisted of the following (in thousands):

As of December 31,                                                 1993           1992
- - - --------------------------------------------------------    -----------    -----------
Leveraged leases                                               $192,883       $211,680
Non leveraged leases                                             82,230         35,810
Assets held for sale or lease                                       740         11,420
- - - --------------------------------------------------------    -----------    -----------
Total                                                          $275,853       $258,910
========================================================    ===========    ===========

Changes in the reserve for loan losses were as follows (in thousands):

                                                                   1993           1992           1991
- - - --------------------------------------------------------    -----------    -----------    -----------
Balance, January 1                                             $127,847       $126,887       $117,192
Provision charged to expense                                     11,684         30,277         66,393
Reserves acquired through acquisitions (Note 14)                  7,182          3,514          2,011
Loans charged off, net of recoveries of
  $28,602, $19,567, and $17,254, respectively                   (11,865)       (32,831)       (58,709)
- - - --------------------------------------------------------    -----------    -----------    -----------
Balance, December 31                                           $134,848       $127,847       $126,887
========================================================    ===========    ===========    ===========

Loans at December 31, 1993 and 1992 included $35,255,000 and $79,968,000, respectively, of loans on which interest was not being accrued and $1,099,000 of loans which had been renegotiated at December 31, 1993.
The effect on interest income of such nonperforming loans was as follows (in thousands):

For the years ended December 31,                                   1993           1992           1991
- - - --------------------------------------------------------    -----------    -----------    -----------
Interest that would have been recorded if the loans had
  been current in accordance with their stated terms:
  Nonaccruing loans                                              $2,333         $6,450         $8,466
  Renegotiated loans                                                111           None             77
Interest actually recognized:
  Nonaccruing loans                                                 679          1,016            905
  Renegotiated loans                                                 87           None            100
- - - --------------------------------------------------------    -----------    -----------    -----------

At December 31, 1993 and 1992, the Corporation's subsidiaries were servicing mortgage loans for others which totaled approximately
$1,862,488,000 and $1,585,097,000, respectively.

5.   PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

As of December 31,                                                 1993           1992
- - - --------------------------------------------------------    -----------    -----------
Land                                                            $25,790        $22,773
Buildings and improvements                                      117,331        109,527
Equipment                                                       160,062        142,188
Leasehold improvements                                           12,283         11,192
Construction in progress                                          2,051            731
- - - --------------------------------------------------------    -----------    -----------
Total                                                           317,517        286,411
Accumulated depreciation and amortization                      (171,799)      (157,018)
- - - --------------------------------------------------------    -----------    -----------
Net                                                            $145,718       $129,393
========================================================    ===========    ===========

The executive offices of the Corporation are located in an owned facility at 79 South Main Street in Salt Lake City, Utah. In addition, office buildings are owned in Salt Lake City, Utah, Boise, Idaho, and
Albuquerque, New Mexico.

At December 31, 1993, a total of 155 bank offices are in owned buildings, with the remaining 90 bank offices located in facilities leased under operating leases with terms ranging from 1 to 31 years and renewal options ranging from 1 to 30 years. Offices of the nonbank subsidiaries are almost all located in owned quarters.

At December 31, 1993, future minimum lease payments by year related to operating leases for premises and equipment were as follows (in thousands):

- - - --------------------------------------------------------    -----------
1994                                                            $10,920
1995                                                             10,067
1996                                                              8,994
1997                                                              5,428
1998                                                              4,280
Thereafter                                                       18,984
- - - --------------------------------------------------------    -----------
Total                                                           $58,673
========================================================    ===========

Total rent expense under all operating leases for 1993, 1992, and 1991 approximated $11,836,000, $12,075,000, and $9,023,000, respectively.

6.   DEPOSITS

Deposits consisted of the following (in thousands):

As of December 31,                                                 1993           1992
- - - --------------------------------------------------------    -----------    -----------
Noninterest-bearing demand deposit accounts                  $1,697,687     $1,429,314
Savings and NOW accounts                                      2,373,265      1,968,502
Money market accounts                                         1,103,855      1,019,946
Time certificates of deposit less than $100,000               1,946,054      2,108,658
Time certificates of deposit of $100,000 or more                382,846        342,033
- - - --------------------------------------------------------    -----------    -----------
Total                                                        $7,503,707     $6,868,453
========================================================    ===========    ===========

7.   LINES OF CREDIT

The Corporation had $100,000,000 in lines of credit at both December 31, 1993 and 1992. At December 31, 1993, $90,000,000 of the lines expire at various dates through 1994 and $10,000,000 has no set expiration date. The lines were unsecured and bore interest generally at various calculated rates or at the prime rates of the lending institutions. There were no borrowings under the lines of credit during 1993 or 1992.

8.   INCOME TAXES

As discussed in Note 1, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes", during the year ended December 31, 1993.

Accrued income taxes consisted of the following  (in thousands):

As of December 31,                                                 1993           1992
- - - --------------------------------------------------------    -----------    -----------
Current                                                          $2,778         $5,167
Deferred                                                         83,059         75,943
- - - --------------------------------------------------------    -----------    -----------
Totals                                                          $85,837        $81,110
========================================================    ===========    ===========

The income tax provisions consisted of the following components (in thousands):

                                                                   1993           1992           1991
- - - --------------------------------------------------------    -----------    -----------    -----------
Current:
  Federal                                                       $46,525        $30,389        $15,995
  State                                                           5,570          4,119          1,597
- - - --------------------------------------------------------    -----------    -----------    -----------
Total                                                            52,095         34,508         17,592
- - - --------------------------------------------------------    -----------    -----------    -----------
Deferred:
  Federal                                                         4,774         14,376          9,435
  State                                                           2,342          1,025          1,295
- - - --------------------------------------------------------    -----------    -----------    -----------
Total                                                             7,116         15,401         10,730
- - - --------------------------------------------------------    -----------    -----------    -----------
Totals                                                          $59,211        $49,909        $28,322
========================================================    ===========    ===========    ===========

The tax provisions were at effective rates as follows:

                                                                   1993           1992           1991
- - - --------------------------------------------------------    -----------    -----------    -----------
U.S. Federal income tax rate                                       35.0%          34.0%          34.0%
Change in rate resulting from:
  Tax-exempt state and municipal bond income                       (2.2)          (2.9)          (5.1)
  Investment tax credit amortization on leases                                    (0.4)          (0.9)
  State income taxes, net of U.S. Federal
    income tax benefit                                              3.0            2.6            2.6
  Miscellaneous items                                              (1.6)          (0.1)           1.7
- - - --------------------------------------------------------    -----------    -----------    -----------
Effective tax rates                                                34.2%          33.2%          32.3%
========================================================    ===========    ===========    ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

As of December 31,                                                 1993           1992
- - - --------------------------------------------------------    -----------    -----------
Assets:
  Loan loss reserve                                             $49,809        $45,337
  Other real estate                                               5,091          6,007
  Other reserves                                                  2,760            425
  Deferred loan fees                                              1,918          1,873
  Deferred income                                                 1,298          1,097
  Nonaccrual interest                                               799          1,385
  Gain on sale of loans                                             400            360
  Safe harbor leases                                                553            621
  Operating loss carryforward                                       132            436
  Energy credit carryforward                                        503            767
  Other                                                             722          1,864
- - - --------------------------------------------------------    -----------    -----------
  Total Deferred Tax Assets                                      63,985         60,172
- - - --------------------------------------------------------    -----------    -----------
Liabilities:
  Leasing operations                                            138,158        123,597
  Depreciation                                                    4,873          5,384
  Asset securitization                                                           1,512
  Pension plan contributions                                      1,529          1,876
  FHLB stock dividends                                            1,994            882
  Other                                                             490          2,864
- - - --------------------------------------------------------    -----------    -----------
  Total Deferred Tax Liabilities                                147,044        136,115
- - - --------------------------------------------------------    -----------    -----------
Net Deferred Tax Liability                                      $83,059        $75,943
========================================================    ===========    ===========

During 1993, the Omnibus Budget Reconciliation Act of 1993 increased the federal corporate income tax rate to 35%. The total provision for 1993 includes $1,552,000 related to the effect of the tax rate increase on net deferred tax liabilities at December 31, 1992.

9.   LONG-TERM DEBT

The details of long-term debt, including related short-term maturities, were as follows (in thousands):

As of December 31,                                                 1993           1992
- - - --------------------------------------------------------    -----------    -----------
Parent company:
  Floating rate notes due 1999                                   $7,910         $8,354
  Medium term notes due 1994-1998                                31,250         31,250
  7.50% notes due 2002                                           75,000         75,000
Subsidiaries:
  Bank                                                          137,221         16,108
  Nonbank                                                         1,155          1,291
- - - --------------------------------------------------------    -----------    -----------
Totals                                                          252,536        132,003
Less current maturities included in
  other short-term borrowings                                   (27,700)        (4,800)
- - - --------------------------------------------------------    -----------    -----------
Long-term portion                                              $224,836       $127,203
=======================================================     ===========    ===========

Floating Rate Notes Due 1999: The interest rate of these notes is the higher of 1.25% above the defined Treasury Bill rate or a rate as determined by the Corporation. Interest rates during the three years ended December 31, 1993 have ranged from 8.8% to 4.2% and at December 31, 1993 was 4.3%.

The notes are redeemable at the option of the holder at par on any March l or September l and are subject to redemption at any time by the Corporation at par.

Medium Term Notes Due 1994-1998: During 1991, the Corporation filed a $150,000,000 debt shelf registration statement and issued $31,250,000 of Senior Medium Term notes under the shelf registration statement. The notes are unsecured and bear interest at fixed rates ranging from 7.98% to 9.07% with a weighted average coupon of 8.52%. The notes mature from 1994 to 1998 with interest payable semi-annually at the stated rate on February 19 and August 19 of each year commencing February 19, 1992. Terms of the notes restrict, among other things, the ability of the Corporation to reduce its ownership in any of its major constituent banks.

7.50% Notes Due 2002: During 1992, the Corporation issued $75,000,000 of subordinated notes under the 1991 shelf registration statement. The notes are unsecured, with interest payable semi-annually at the stated rate on February 15 and August 15 of each year commencing February 15,
1993.   The notes are payable at maturity on September 2002 and are not subject to prepayment.

Subsidiaries: Long-term debt of the subsidiaries consisted principally of advances from the Federal Home Loan Bank which are collateralized primarily by mortgage loans, bear interest at rates generally ranging from 3.00% to 6.16%, and payable principally through April 2000.

Scheduled maturities of long-term debt by year were as follows as of December 31, 1993 (in thousands):

                                                               Parent
                                                              Company      Consolidated
- - - --------------------------------------------------------    -----------    -----------
1994                                                            $10,000        $27,700
1995                                                                               774
1996                                                             17,250         17,868
1997                                                                             1,773
1998                                                              4,000          4,147
Thereafter                                                       82,910        200,274
- - - --------------------------------------------------------    -----------    -----------
Totals                                                         $114,160       $252,536
=======================================================     ===========    ===========

During February 1994, the Corporation sold $28,750,000 of medium term notes under the 1991 shelf registration statement. The notes bear interest at rates ranging from 5.71% to 6.40% and mature in years 1999 through 2003.

10.   COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

At December 31, 1993 and 1992, such commitments include the following (in thousands):

                                                                   1993           1992
- - - --------------------------------------------------------    -----------    -----------
Standby letters of credit                                      $226,520       $164,334
Undisbursed construction loans                                  184,123        115,816
Credit card lines                                               617,957        599,408
Other loan commitments to customers                           1,541,420      1,419,204
- - - --------------------------------------------------------    -----------    -----------

The Corporation and its subsidiaries' obligations regarding futures contracts and interest rate swaps are described in Notes 3 and 4.

The Corporation and its subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation and its subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. For interest rate swap transactions and futures contracts, the contract or notional amounts do not represent exposure to credit loss. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Corporation and its subsidiaries control the risks of its interest rate swap agreements through credit approvals, limits, and monitoring procedures.

As described in Note 14, through February 25, 1994, the Corporation had agreements of merger pending with Community First Bank, American Bank of Commerce, and Star Valley State Bank. The Corporation also had an agreement to purchase certain branch operations from a financial institution which was pending at December 31, 1993 and was completed in February 1994.

At December 31, 1993 and 1992, the Corporation and its subsidiaries were involved in various claims and litigation occurring in the ordinary course of business. In the opinion of management or of management and its legal counsel, potential liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of the Corporation and its subsidiaries.

11.   PREFERRED AND COMMON STOCK

A summary of the changes in shares during the three years ended December 31, 1993 follows (in thousands):

                                                                   Common Stock -           Preferred
                                                                  Par Value $1.25               Stock
- - - --------------------------------------------------------    --------------------------    -----------
                                                                                           Series "A"
                                                                                                $3.15
                                                                                           Cumulative
                                                                               Held In    Convertible
                                                                 Issued       Treasury         No Par
- - - --------------------------------------------------------    -----------    -----------    -----------
Balance, January 1, 1991 as previously reported                  33,509          1,226             18
Applicable to company merged in 1993 pooling of
  interests transaction (Note 14)                                 7,346
- - - --------------------------------------------------------    -----------    -----------    -----------
As restated                                                      40,855          1,226             18
Sale of common stock through dividend reinvestment
  and stock purchase plan                                            73
Purchase of treasury stock                                                          22
Conversion of preferred stock to common                              17                            (2)
Sale of treasury stock to employee benefit plans                                  (291)
Conversion of long-term debt to common stock (Note 9)             3,165
Common stock issued for acquisition (Note 14)                       784
- - - --------------------------------------------------------    -----------    -----------    -----------
Balance, December 31, 1991                                       44,894            957             16
- - - --------------------------------------------------------    -----------    -----------    -----------
Sale of common stock through dividend reinvestment
  and stock purchase plan                                            55
Purchase of treasury stock                                                         254
Conversion of preferred stock to common                              15                            (1)
Common stock issued for acquisition (Note 14)                     1,199
Sale of treasury stock to employee benefit plans                                  (690)
- - - --------------------------------------------------------    -----------    -----------    -----------
Balance, December 31, 1992                                       46,163            521             15
- - - --------------------------------------------------------    -----------    -----------    -----------
Sale of common stock through dividend reinvestment
  and stock purchase plan                                            66
Purchase of treasury stock                                                          76
Conversion of preferred stock to common                              19                            (2)
Common stock issued for acquisitions (Note 14)                    2,255
Sale of treasury stock to employee benefit plans                    234           (247)
Other                                                                50
- - - --------------------------------------------------------    -----------    -----------    -----------
Balance, December 31, 1993                                       48,787            350             13
========================================================    ===========    ===========    ===========
Shares authorized, December 31, 1993                            150,000                            18
========================================================    ===========                   ===========
Shares authorized, December 31, 1992                             65,000                            18
========================================================    ===========                   ===========

The liquidating preference of Series "A", $3.15 cumulative convertible preferred stock is $52.50 a share. At the option of the Corporation's Board of Directors, this stock is redeemable at $52.50 a share. Series "A" preferred stock is convertible at any time into 12.15 shares of common stock.

One or more additional series of preferred stock, with a combined maximum of 400,000 shares, may be issued with the terms thereof determinable by the Board.

A dividend reinvestment and common stock purchase plan for 1,000,000 shares was established in 1978 to provide common shareholders a means of investing cash dividends together with optional cash payments. Through December 31, 1993, a total of 647,237 shares were issued pursuant to the Plan.

Conversion of all preferred stock outstanding at December 31, 1993 would require 162,761 shares of common stock.

During 1989, the Corporation's Board of Directors approved issuance of a Stockholder Right to all common stockholders which entitles each stockholder to buy one one-thousandth of a share of a new class of preferred stock at an exercise price of $100 in the event a group acquires or announces a tender offer which would result in ownership of 15% or more of the Corporation's common stock by such group.

12.   EMPLOYEE BENEFIT PLANS

Retirement Plan: The Corporation and its subsidiaries have a retirement plan (the Plan) which covers generally all employees with one year or more of service of at least 1,000 hours who are at least 21 years of age. The retirement benefits are based on years of service and the average of the employee's highest three consecutive years of base salary with 100% vesting at 5 years of service. The Corporation's policy is to fund the actuarially computed retirement cost accrued. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1993 and 1992 (in thousands):

                                                                   1993           1992
- - - --------------------------------------------------------    -----------    -----------
Actuarially computed present value of benefit obligations -
  accumulated benefit obligation, including vested benefits
  of $60,709 and $51,878 at December 31, 1993 and 1992,
  respectively                                                  $62,823        $52,508
========================================================    ===========    ===========
Plan assets at fair value, primarily common stocks and
  U. S. Government debt securities                              $65,742        $65,901
Actuarially computed present value of benefit obligations -
  projected benefit obligation for service rendered to date     (86,965)       (75,005)
Unrecognized prior service cost                                  13,433         12,605
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions             14,964          6,240
Unrecognized net asset at January 1, 1986 being recognized
  over 15 years                                                  (3,702)        (4,175)
- - - --------------------------------------------------------    -----------    -----------
Prepaid pension cost included in other assets                    $3,472         $5,566
========================================================    ===========    ===========

Assumptions used in determining the projected benefit obligation as of December 31, 1993 and 1992 were:

                                                                   1993           1992
- - - --------------------------------------------------------    -----------    -----------
Discount rate                                                       7.5%           8.0%
Rate of increase in compensation levels                             6.0            6.5
- - - --------------------------------------------------------    -----------    -----------

The net pension expense included the following components (in thousands):

                                                                   1993           1992           1991
- - - --------------------------------------------------------    -----------    -----------    -----------
Service cost for benefits earned during the period               $4,290         $3,676         $3,019
Interest cost on projected benefit obligation                     5,986          5,236          4,453
Actual return on plan assets                                       (982)        (3,496)       (10,744)
Net amortization and deferral                                    (4,801)        (3,121)         5,181
- - - --------------------------------------------------------    -----------    -----------    -----------
Net pension expense                                              $4,493         $2,295         $1,909
========================================================    ===========    ===========    -----------

Assumptions used in determining the net pension expense were:

                                                                   1993           1992           1991
- - - --------------------------------------------------------    -----------    -----------    -----------
Discount rate                                                       8.0%           8.5%           8.5%
Rate of increase in compensation levels                             6.0            6.5            6.5
Expected long-term rate of return on assets                        9.75           10.5           10.5
- - - --------------------------------------------------------    -----------    -----------    -----------

401(k) Savings Plans:  The Corporation and its subsidiaries have several section 401(k) contributory savings plans (the Savings Plans) in which participation is limited to employees age 21 or older with one year of service. Under provisions of the Savings Plans, participants may contribute up to 17% of their pre-tax base salary subject to the "excess contribution" limitations imposed by the tax law. An additional amount, equal to 50% of the first 6% of the participants' compensation contributed, is contributed by the employer. Employer contributions to the Savings Plans were approximately $2,461,000, $1,958,000, and $1,628,000 in 1993, 1992, and 1991, respectively.

Comprehensive Management Incentive Plan: During 1988, the Corporation and its subsidiaries adopted a Comprehensive Management Incentive Plan (the Management Plan) which amends, supersedes, and incorporates the Corporation's previous Restricted Stock Bonus Plan and its Nonstatutory Stock Option and Stock Appreciation Rights Plan. The Management Plan provides for the issuance of up to a total of 3,937,500 shares of the Corporation's common stock for all incentive awards under the Management Plan which may consist of restricted awards of common stock, nonstatutory stock options, stock appreciation rights, and incentive stock options. However, only 787,500 shares of the Corporation's common stock may be issued for restricted awards and performance awards as defined by the Management Plan.

Nonstatutory stock options outstanding generally become exercisable in 25% annual increments on each January 15, beginning with the first January 15 following the grant date, and expire after 10 years. Certain nonstatutory stock options issued to management are exercisable at six months following the grant date and expire after 10 years. A summary of these options follows:

                                                                 Shares       Price Range Per Share
- - - --------------------------------------------------------    -----------    -----------    -----------
1993:
Granted                                                         402,176         $24.63
Canceled                                                           None
Exercised                                                       361,764           8.89  -       25.75
Outstanding at December 31                                    2,544,340           8.89  -       25.75
Excercisable at December 31                                   1,600,969           8.89  -       25.75
- - - --------------------------------------------------------    -----------    -----------    -----------
1992:
Granted                                                         282,112         $25.75
Canceled                                                           None
Exercised                                                       463,576           8.89  -       14.00
Outstanding at December 31                                    2,503,928           8.89  -       25.75
Excercisable at December 31                                   2,008,287           8.89  -       14.00
- - - --------------------------------------------------------    -----------    -----------    -----------
1991:
Granted                                                         505,485         $17.63
Canceled                                                         22,496           8.89  -       14.00
Exercised                                                       277,771           8.89  -       14.00
Outstanding at December 31                                    2,685,392           8.89  -       17.63
Excercisable at December 31                                   1,692,033           8.89  -       14.00
- - - --------------------------------------------------------    -----------    -----------    -----------

Other: Certain employees of a merged subsidiary have options to purchase 1,116 shares of the Corporation's common stock under an incentive plan at prices ranging from $4.39 to $6.27 at December 31, 1993, which expire from 1997 to 1999. During the years ended December 31, 1993 and 1992, respectively, 637 and 2,297 shares were purchased under the plan at $6.27 per share.

During 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement requires an accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The cost of these benefits was previously expensed on a pay-as-you-go basis. The Corporation has elected to recognize its obligation of approximately $3,500,000 over 20 years. Accordingly, the adoption of SFAS No. 106 did not have a significant effect on the financial statements of the Corporation.

13.   RESTRICTIONS ON THE TRANSFER OF FUNDS

National and state banking and insurance regulations impose restrictions on the ability of the Corporation's banking and insurance subsidiaries to transfer funds to the Corporation in the form of loans or dividends. At December 31, 1993 and 1992, the Corporation's equity in all of its subsidiaries was $741,185,000 and $640,795,000, respectively, of which $592,775,000 and $527,165,000 were restricted and $148,410,000 and
$113,630,000 were unrestricted by such regulations.

14.   MERGERS AND ACQUISITIONS

On December 27, 1991, the Corporation issued 784,662 shares of its common stock in exchange for all of the outstanding common stock of UB&T Bancorp and its subsidiary, Utah Bank and Trust (collectively UB&T). The assets and liabilities of UB&T at the date of the merger were approximately $71,274,000 and $64,359,000, respectively. The acquisition of UB&T was accounted for as a pooling of interests. However, because such amounts were not significant to the operations of the Corporation and its subsidiaries, the 1991 results of operations of UB&T have been included in the accompanying consolidated financial statements from the date of the merger forward.

During 1991, the Corporation acquired certain assets and assumed certain liabilities of several banking operations with total assets and liabilities at the dates of the acquisitions of approximately $27,209,000 and $27,056,000, respectively, in exchange for approximately $598,000 in cash. The acquisitions were accounted for using the purchase method of accounting and the excess of the cost over the fair value of assets acquired of $445,000 is being amortized over 5 to 15 years. The 1991 results of operations of the acquisitions were not material in relation to the 1991 consolidated results of operations of the Corporation and its subsidiaries. The 1991 results of operations of the acquisitions have been included in the accompanying consolidated financial statements from the dates of acquisition.

On January 24, 1992, the Corporation issued approximately 1,125,000 shares of its common stock in exchange for all of the outstanding common stock of First National Bank of North Idaho (FNBNI). The assets and liabilities of FNBNI at the date of merger were approximately $167,500,000 and $161,065,000, respectively. The acquisition was accounted for as a pooling of interests. However, because such amounts were not significant to the Corporation and its subsidiaries, the results of operations of FNBNI have been included in the consolidated financial statements of the Corporation from the date of merger forward and prior periods' consolidated financial statements have not been restated.

On April 1, 1992, the Corporation acquired the Bank of Willamette Valley (Willamette), a one-branch bank located in Dallas, Oregon, with assets and liabilities of approximately $27,319,000 and $24,515,000, respectively, for approximately $5,481,000 in cash. The acquisition was accounted for using the purchase method of accounting. The results of operations of Willamette were not material and have been included on the 1992 consolidated financial statements from the date of acquisition.

On November 19, 1993, the Corporation issued approximately 7,346,000 shares of its common stock in exchange for all of the outstanding common stock of First National Financial Corporation and its subsidiary, First National Bank in Albuquerque (collectively FNFC), a 26-branch banking operation located in Albuquerque, New Mexico. At the date of merger, assets and liabilities of FNFC were approximately $1,242,880,000 and $1,155,094,000, respectively. Total interest income, net interest income, and net income of FNFC from January 1, 1993 to the date of merger were approximately $77,058,000, $50,066,000, and $3,851,000, respectively. The merger with FNFC was accounted for as a pooling of interests. The accompanying consolidated financial statements for 1992 and 1991 have been restated as if the Corporation and FNFC had been combined at January 1, 1991. There were no significant intercompany transactions between the Corporation and FNFC prior to the merger. Consolidated interest income, net interest income, net income, and earnings per share for 1992 and 1991 as previously reported and as restated are as follows (in thousands, except per share amounts):

                                                                     As                Reclassifications
                                                             Previously                             &
1992                                                           Reported           FNFC    Adjustments    As Restated
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
Interest income                                                $568,886        $98,603       ($11,041)      $656,448
Net interest income                                             329,605         57,384        (11,040)       375,949
Net income                                                       86,605         13,137            601        100,343
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
1991
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
Interest income                                                 601,888        118,054         (9,111)       710,831
Net interest income                                             274,327         57,593         (9,111)       322,809
Net income                                                       59,551           (635)           496         59,412
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------

The reclassifications and adjustments include the effects of adopting SFAS No. 109 on a retroactive basis in 1993 as described in Note 1, and certain reclassifications made to the 1992 and 1991 financial statements of the Corporation and FNFC to conform to classifications adopted in 1993.

During 1993, the Corporation also acquired Dixie State Bank (St. George,
Utah), Benton County Bank (Corvallis, Oregon), Nevada Community Bank and Continental National Bank (Las Vegas, Nevada), and State Bank of Green River (Green River, Wyoming) in separate pooling-of-interests mergers by issuing a total of 2,255,000 shares of its common stock. The combined assets and liabilities of these entities at the time of the mergers totaled $404,062,000 and $376,344,000, respectively. Because such amounts were not significant to the Corporation and its subsidiaries, the results of operations of these entities have been included in the consolidated financial statements of the Corporation from the date of merger forward and prior periods' consolidated financial statements have not been restated.

During 1993, the Corporation acquired assets of $18,996,000 and assumed liabilities of $18,579,000 of certain branch operations from various financial institutions for $417,000 in cash.

The Corporation has entered into agreements of merger with Community First Bank (Clearfield, Utah), American Bank of Commerce (Boise, Idaho), and Star Valley State Bank (Afton, Wyoming). The Corporation has also agreed to purchase certain branch operations in Evanston and Bridger Valley, Wyoming. The unaudited combined assets and liabilities of these banking operations at December 31, 1993 were approximately $215,355,000 and $187,590,000, respectively. These transactions are expected to be completed in 1994.

15.   EFFECT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires an accrual of benefits to be provided to former or inactive employees after employment but before retirement, such as salary continuation, severance pay, or health care benefits. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993. The impact of SFAS No. 112 on the Corporation and its subsidiaries has not yet been determined, although the effects are not expected to be material in relation to the consolidated financial statements.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be valued based on the present value of expected future cash flows or fair value of the collateral if the loan is collateral dependent. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The impact of SFAS No. 114 on the Corporation and its subsidiaries is not expected to be material in relation to the consolidated financial statements.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the classification of investment securities as either held-to-maturity securities, trading securities, or available-for-sale securities. The accounting for unrealized gains and losses differs for each of these categories. The Corporation adopted SFAS No. 115 effective on January 1, 1994, and $1,417,217,000 of investment securities were reclassified as available for sale at that time to reflect the Corporation's holding strategy under such statement. Accordingly, the Corporation began accounting for such securities at fair value, with unrealized gains and losses recorded as a separate component of stockholders' equity. The adoption of SFAS No. 115 on January 1, 1994 resulted in an increase in the carrying value of investment securities of approximately $13,984,000, with corresponding increases in stockholders' equity and deferred income tax liabilities of approximately $8,887,000 and $5,097,000, respectively.

16.   CAPITAL REQUIREMENTS

Bank holding companies are currently subject to certain risk-based capital calculation guidelines. The guidelines require an institution to maintain "Tier 1" capital, intended to be composed of tangible equity, at a minimum of 4.0% of total assets as adjusted for risk characteristics. Tangible equity is generally defined as the total of common and preferred equity reduced by goodwill, deposit-based intangibles, and purchased loan servicing rights, subject to some limitations. Risk-adjusted assets reflect the sum of all asset categories and types, each weighted from 0% to 100% depending upon relative credit risk, plus off-balance sheet commitments and obligations, also weighted from 0% to 100% to reflect relative credit risk.

Total "Tier 1" capital plus additional "Tier 2" components (primarily reserves for loan losses and qualifying subordinated debt) must be at a minimum of 8.0% of risk-adjusted assets. The "leverage ratio" ("Tier 1" capital to non-risk-adjusted assets) must be equal to or greater than 3.0%, depending on each institution's particular regulatory rating. Beginning on December 31, 1992, the leverage ratio was increased by 100 to 200 basis points for all but the highest rated banks.

At December 31, 1993, the Corporation and its subsidiaries' risk-adjusted "Tier 1" capital ratio was 11.82%, the total risk-adjusted "Tier 1 plus Tier 2" ratio was 14.15%, and the leverage ratio was 8.08%. At December 31, 1992, the "Tier 1" ratio was 11.32%, the "Tier 1 plus Tier 2" ratio was 13.78%, and the leverage ratio was 7.99%.

17.   ESTIMATED FAIR VALUE

In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The Statement requires all entities to disclose the estimated fair value of financial instruments which include certain assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.

The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and short-term investments, the carrying amount is considered a reasonable estimate of fair value. For investment securities, the quoted market price is used to estimate fair value. Trading account assets are marked to market, therefore the carrying amount is considered a reasonable estimate of fair value. The fair value of the remainder of on-balance sheet instruments such as loans, deposits, and short-term borrowings is estimated by using a discounted cash flow approach. The Corporation employs a modeling tool which discounts estimated future cash flows through the projected maturity using market discount rates that approximately reflect the credit risk, operating cost, and interest rate risk potentially inherent in the instrument.

The estimated fair value of interest rate swap agreements are obtained from market quotes representing the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates. The estimated fair value of commitments to extend credit and letters of credit are estimated using the maximum fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the present creditworthiness of the counterparties, and the difference between current levels of interest rates and the committed rates.

Fair value estimates are made as of a specific point in time. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, interest rate levels and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates.

A summary of the estimated fair values for the Corporation was as follows (in thousands):

                                                                        1993                          1992
- - - --------------------------------------------------------    --------------------------    --------------------------
As of December 31,                                             Carrying      Estimated       Carrying      Estimated
(in thousands)                                                   Amount     Fair Value         Amount     Fair Value
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
FINANCIAL ASSETS:
  Cash and short-term investments                            $1,071,492     $1,071,492       $914,415       $914,415
  Trading account securities                                    607,854        607,854        388,961        388,961
  Investment securities                                       1,762,783      1,794,647      1,750,180      1,781,913
  Net loans (excluding leases)                                6,159,972      6,291,435      5,238,589      5,371,575
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
Total financial assets                                       $9,602,101     $9,765,428     $8,292,145     $8,456,864
========================================================    ===========    ===========    ===========    ===========
FINANCIAL LIABILITIES:
  Total deposits, excluding certificates                     $5,174,807     $5,174,807     $4,417,762     $4,417,762
  Certificates of deposit                                     2,328,900      2,347,473      2,450,691      2,483,960
  Short-term borrowings                                         298,336        296,434        147,279        147,279
  Securities sold under repurchase agreements                 1,188,569      1,188,569        848,512        848,512
  Long-term debt                                                224,836        207,339        127,203        135,470
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
Total financial liabilities                                  $9,215,448     $9,214,622     $7,991,447     $8,032,983
========================================================    ===========    ===========    ===========    ===========
UNRECOGNIZED (OFF-BALANCE SHEET) FINANCIAL INSTRUMENTS:
  Interest rate swaps                                                          ($2,994)                      ($4,895)
  Letters of credit & other commitments to extend credit                       (11,512)                       (9,700)
- - - --------------------------------------------------------    -----------    -----------    -----------    -----------
Total unrecognized financial instruments                                      ($14,506)                     ($14,595)
========================================================    ===========    ===========    ===========    ===========

18.   CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Condensed Balance Sheets:
December 31, 1993 and 1992                                         1993           1992
(in thousands)                                                             (Notes 1,14)
- - - --------------------------------------------------------    -----------    -----------
Assets:

Cash on deposit and repurchase agreement
  with subsidiary bank                                          $41,026        $23,601
Commercial loans receivable from subsidiaries:
  Banks                                                         108,038        104,583
  Nonbanks                                                       60,879         69,632
Investments in subsidiaries:
  Banks                                                         685,029        590,941
  Nonbanks                                                       56,156         49,854
Other assets                                                      2,008          1,513
- - - --------------------------------------------------------    -----------    -----------
TOTAL ASSETS                                                   $953,136       $840,124
========================================================    ===========    ===========
Liabilities and Stockholders' Equity:

Accrued interest, taxes, and dividends payable                   $3,245         $3,072
Short-term borrowings                                            10,000
Long-term debt                                                  104,160        114,605
- - - --------------------------------------------------------    -----------    -----------
Total liabilities                                               117,405        117,677
- - - --------------------------------------------------------    -----------    -----------
Stockholders' equity:

Preferred stock - Series "A", $3.15 cumulative convertible          703            783
                                                            -----------    -----------
Common stock (48,787 and 46,163 shares issued, respectively)     60,983         57,704
Paid-in surplus                                                 122,549         98,722
Retained earnings                                               657,446        572,845
                                                            -----------    -----------
Subtotal                                                        840,978        729,271
Less common treasury stock, at cost                              (5,950)        (7,607)
                                                            -----------    -----------
Total common stockholders' equity                               835,028        721,664
- - - --------------------------------------------------------    -----------    -----------
Total stockholders' equity                                      835,731        722,447
- - - --------------------------------------------------------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $953,136       $840,124
========================================================    ===========    ===========

Condensed Statements of Income:
For the years ended December 31, 1993, 1992, and 1991              1993           1992           1991
(in thousands)                                                             (Notes 1,14)   (Notes 1,14)
- - - --------------------------------------------------------    -----------    -----------    -----------
Income:

Cash dividends from subsidiaries:
  Banks                                                         $53,655        $52,856        $34,587
  Nonbanks                                                                                      2,600
Interest (principally from subsidiaries)                          9,132          7,764         11,749
- - - --------------------------------------------------------    -----------    -----------    -----------
Total income                                                     62,787         60,620         48,936
Interest expense                                                  9,132          7,764         11,863
- - - --------------------------------------------------------    -----------    -----------    -----------
Income before equity in undistributed earnings (losses)
  of subsidiaries                                                53,655         52,856         37,073
Equity in undistributed earnings (losses) of subsidiaries:
  Banks                                                          59,898         46,396         33,534
  Nonbanks                                                          503          1,091        (11,195)
- - - --------------------------------------------------------    -----------    -----------    -----------
NET INCOME                                                     $114,056       $100,343        $59,412
========================================================    ===========    ===========    ===========

Condensed Statements of Cash Flows:
For the years ended December 31, 1993, 1992, and 1991              1993           1992           1991
(in thousands)                                                             (Notes 1,14)   (Notes 1,14)
- - - --------------------------------------------------------    -----------    -----------    -----------
Cash Flows From Operating Activities:
Net income                                                     $114,056       $100,343        $59,412
Adjustments to reconcile net income to
  net cash provided by operating activities                     (59,036)       (47,670)       (22,083)
- - - --------------------------------------------------------    -----------    -----------    -----------
Net cash provided by operating activities                        55,020         52,673         37,329
- - - --------------------------------------------------------    -----------    -----------    -----------
Cash Flows From Investing Activities:
Loans and capital contributions made to subsidiaries           (154,251)      (179,666)      (136,368)
Principal collected on loans to subsidiaries                    152,111         96,506        175,031
- - - --------------------------------------------------------    -----------    -----------    -----------
Net cash provided (used) by investing activities                 (2,140)       (83,160)        38,663
- - - --------------------------------------------------------    -----------    -----------    -----------
Cash Flows From Financing Activities:
Proceeds from short-term borrowings                                                             5,000
Proceeds from long-term debt                                                    75,000         31,250
Payments on long-term debt and short-term borrowings             (3,820)       (30,548)       (72,235)
Proceeds from issuance of common stock                            1,815          1,293          1,119
Purchase of treasury stock                                       (2,118)        (6,593)          (288)
Proceeds from sale of treasury stock                              7,306         11,260          3,147
Dividends paid                                                  (38,638)       (26,048)       (20,069)
- - - --------------------------------------------------------    -----------    -----------    -----------
Net cash provided (used) by financing activities                (35,455)        24,364        (52,076)
- - - --------------------------------------------------------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             17,425         (6,123)        23,916
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     23,601         29,724          5,808
- - - --------------------------------------------------------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $41,026        $23,601        $29,724
========================================================    ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
- - - --------------------------------------------------------    -----------    -----------    -----------
Cash paid during the year for:
  Interest                                                       $9,033         $5,211        $12,189
  Income taxes                                                    ($366)           ($1)         ($144)
========================================================    ===========    ===========    ===========

Supplemental Schedule of Non Cash Investing and  Financing Activities:

In 1993, 2,255,000 shares of common stock were issued for the acquisitions of Dixie State Bank, Benton County Bank, Nevada Community Bank, State Bank of Green River, and Continental Bancorporation. The Corporation acquired assets of approximately $404,062,000 and assumed liabilities of approximately $376,344,000 (Note 14).

In 1992, 1,199,000 shares of common stock were issued for the acquisition of First National Bank of North Idaho. The Corporation acquired assets of approximately $167,500,000 and assumed liabilities of approximately $161,065,000 (Note 14). The Bank of Willamette Valley (Willamette) was acquired for cash of $5,481,000. The Corporation acquired Willamette's assets of approximately $27,319,000 and assumed liabilities of approximately $24,515,000.

In 1991, $39,750,000 of long-term debt was converted into 3,165,801 shares of common stock.

In 1991, 784,662 shares of common stock were issued for the acquisition of UB&T Bancorp and its subsidiary. The Corporation acquired assets of approximately $71,274,000 and assumed liabilities of approximately $64,359,000 (Note 14)

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of First Security Corporation:

We have audited the accompanying consolidated balance sheets of First Security Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of First Security Corporation and First National Financial Corporation, which has been accounted for as a pooling of interests as described in Note 14 to the consolidated financial statements. We did not audit the consolidated balance sheet of First National Financial Corporation as of December 31, 1992, or the related consolidated statements of income, stockholders' equity, and cash flows of First National Financial Corporation for the years ended December 31, 1992 and 1991, which statements reflect total assets of $1,296,897,000 as of December 31, 1992, and interest income of $98,603,000 and $118,054,000 for the years ended December 31, 1992 and 1991, respectively. Those statements, prior to any restatement, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for First National Financial Corporation for 1992 and 1991, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Corporation changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 and, retroactively, restated the 1992 and 1991 consolidated financial statements for the change.


DELOITTE & TOUCHE

Salt Lake City, Utah
February 25, 1994

Independent Auditors' Report - KPMG Peat Marwick

Independent Auditors' Report

The Board of Directors
First National Financial Corporation

We have audited the consolidated balance sheet of First National Financial Corporation (Corporation) and subsidiary as of December 31, 1992, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1992 (before restatement for the change in method of accounting for income taxes)(not presented separately herein). These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Financial Corporation and subsidiary at December 31, 1992, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1992, in conformity with generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, the Board of Directors of the Corporation, on behalf of the Corporation, has entered into a Memorandum of Understanding with the Federal Reserve Bank of Kansas City (Reserve Bank). In addition, the Board of Directors of First National Bank in Albuquerque (Bank), the subsidiary of the Corporation, on behalf of the Bank, has entered into a Formal Agreement with the Office of the Comptroller of the Currency (OCC). Although the Corporation and the Bank have been subjected to regulatory on-site examinations which indicate substantial compliance with both agreements, if the Corporation and the Bank are unable to comply totally with the terms of the respective agreements, the Reserve Bank and the OCC could, among other things, take additional administrative actions.


      [SIGNED]


     KPMG Peat Marwick


Albuquerque, New Mexico
February 5, 1993

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

February 25, 1994

To the Stockholders:

Financial Statements:
The management of First Security Corporation ("the Corporation") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles, and, as such, include amounts based on informed judgments and estimates made by management.

Internal Control:
Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles. The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

Management assessed the Corporation's internal control structure over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1993. This assessment was based on criteria for effective internal control over financial reporting described in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting presented in conformity with general accepted accounting principles, as of December 31, 1993.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Corporation's management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include any large customers of the Corporation. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Corporation in addition to reviewing the Corporation's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Compliance with Laws and Regulations:
Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, Management believes that the Corporation has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1993.

   [SIGNED]
- - - -----------------
Morgan J. Evans
President and Chief Operating Officer

   [SIGNED]
- - - -----------------
Scott C. Ulbrich
Executive Vice President
and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION
Registrant

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Scott C. Ulbrich          Date
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Spencer F. Eccles         Date
Chairman and Chief Executive Officer

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Morgan J. Evans           Date
President and Chief Operating Officer
Director


SIGNATURES
FIRST SECURITY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
James C. Beardall         Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Rodney H. Brady           Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
James E. Bruce            Date
Director

   [SIGNED]               March 9, 1994
- - - -----------------------   ----------------
Thomas D. Dee, II         Date
Director

   [SIGNED]               March 2, 1994
- - - -----------------------   ----------------
Dr. David P. Gardner      Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Kendall D. Garff          Date
Director

   [SIGNED]               March 14, 1994
- - - -----------------------   ----------------
U. Edwin Garrison         Date
Director

   [SIGNED]               March 3, 1994
- - - -----------------------   ----------------
David B. Haight           Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Jay Dee Harris            Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Robert T. Heiner          Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Howard W. Hunter          Date
Director

   [SIGNED]               March 3, 1994
- - - -----------------------   ----------------
Karen H. Huntsman         Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
G. Frank Joklik           Date
Director

   [SIGNED]               March 9, 1994
- - - -----------------------   ----------------
B. Z. Kastler             Date
Director

   [SIGNED]               March 9, 1994
- - - -----------------------   ----------------
Joseph G. Maloof          Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Scott S. Parker           Date
Director

   [SIGNED]               March 15, 1994
- - - -----------------------   ----------------
Dr. Arthur K. Smith       Date
Director

   [SIGNED]               March 8, 1994
- - - -----------------------   ----------------
James L. Sorenson         Date
Director

   [SIGNED]               March 9, 1994
- - - -----------------------   ----------------
Harold J. Steele          Date
Director

Exhibit 11. Computation of Earnings Per Share For The Twelve Month Periods
            Ended December 31, 1993, 1992, and 1991

FIRST SECURITY CORPORATION & SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(in thousands, except for per share amounts)
For the years ended December 31,                       1993        1992        1991
- - - ----------------------------------------------- ----------- ----------- -----------
Net Income:
  Per statement of consolidated income-original    $114,056     $86,605     $59,551
    FAS109 restatements                                             601         496
    First National Financial Corporation                         13,137        (635)
- - - ----------------------------------------------- ----------- ----------- -----------
  Per statement of consolidated income-restated     114,056     100,343      59,412
    Deduct dividend requirements of
      preferred stock                                    43          48          52
- - - ----------------------------------------------- ----------- ----------- -----------
Net income applicable to common stock               114,013     100,295      59,360
  Add dividend requirments of preferred stock            43          48          52
  Add interest on convertible debentures,
    net of tax effect                                                         1,387
- - - ----------------------------------------------- ----------- ----------- -----------
Net income assuming full dilution                  $114,056    $100,343     $60,799
=============================================== =========== =========== ===========

Net Income Per Share:
  Assuming no dilution                                $2.38       $2.17       $1.44
  Assuming full dilution                               2.38        2.16        1.39
=============================================== =========== =========== ===========

Average Outstanding Common Shares:
  Assuming no dilution-originally reported           40,506      38,984      33,811
    First National Financial Corp.                    7,346       7,346       7,346
- - - ----------------------------------------------- ----------- ----------- -----------
  Assuming no dilution-restated                      47,852      46,330      41,157
  Issuable assuming conversion of:
    Preferred stock                                     168         190         204
    9.5% convertible debentures                                               2,356
- - - ----------------------------------------------- ----------- ----------- -----------
  Assuming full dilution                             48,020      46,520      43,717
=============================================== =========== =========== ===========

Note:  Shares have been restated to reflect three-for-two stock splits in the form of 50% stock dividends paid in May 1992 and June 1991 and the pooling-of-interests merger with First
       National Financial Corporation.

Per share amounts assuming full dilution are computed assuming all outstanding preferred stock and 9.5% convertible debentures due 2006 are converted into common shares on the basis of 12.15 shares of common for each share of preferred and at the debentures' conversion price of $12.5556 per common share, with the elimination of dividends on the preferred stock and of interest net of tax effect on the debentures.

As of September 30, 1991, the convertible debentures were all converted into common shares.

Exhibit 21:  Subsidiaries

FIRST SECURITY CORPORATION
For the year ended December 31, 1993                                     Percentage
                                                                          of Voting
                                                              Organized  Securities
                                                                  Under    Owned by
Name of Subsidiary (*)                                          Laws of         FSC
- - - ----------------------------------------------------------- ----------- -----------

First Security Bank of Utah, N.A.*                               U.S.A.       99.92
  2nd Tier Subsidiary:
    Foreign Exchange, Ltd.                                   California       -----

First Security Bank of Idaho, N.A.                               U.S.A.      100.00

First Security Bank of New Mexico, N.A.                          U.S.A.      100.00

First Security Bank of Oregon                                    Oregon      100.00
    Salem, Oregon
  2nd Tier Subsidiary:
    First Insurance Agency                                       Oregon       -----

Nevada Community Bank                                            Nevada      100.00
    Las Vegas, Nevada

Continental National Bank                                        Nevada      100.00
    Las Vegas, Nevada
  (Note: Nevada Community Bank and Continental National Bank
    were merged in February 1994 into a combined entity
    named First Security Bank of Nevada)

First Security Bank of Wyoming                                  Wyoming       99.91
    Rock Springs, Wyoming
  (formerly First Security Bank of Rock Springs)

First Security Service Company                                     Utah      100.00
    Salt Lake City, Utah

First Security Information Technology, Inc.                        Utah      100.00
    Salt Lake City, Utah

First Security Processing Services, Inc.                           Utah      100.00
    Salt Lake City, Utah

First Security Business Investment, Inc.                           Utah      100.00
    Salt Lake City, Utah

First Security Leasing Company*                                    Utah      100.00
    Salt Lake City, Utah
  2nd Tier Subsidiary:
    First Security Leasing Company of Nevada                     Nevada       -----

First Security Mortgage Company*                                   Utah      100.00
    Salt Lake City, Utah
  2nd Tier Subsidiary:
    Asset Recovery, Inc. (Inactive)                                Utah       -----
- - - ----------------------------------------------------------- ----------- -----------

Exhibit 21: Subsidiaries (continued)
                                                                         Percentage
                                                                          of Voting
                                                              Organized  Securities
                                                                  Under    Owned by
Name of Subsidiary (*)                                          Laws of         FSC
- - - ----------------------------------------------------------- ----------- -----------

First Security Insurance, Inc.*                                    Utah      100.00
    Salt Lake City, Utah
  2nd Tier Subsidiaries:
    Intermountain Insurance Agency, Inc. (Inactive)              Oregon       -----
    First Security Insurance of Idaho, Inc.                       Idaho       -----

First Security Life Insurance Company of Arizona                Arizona      100.00
    Phoenix, Arizona

First Security Investment Services, Inc.*                          Utah      100.00
    Salt Lake City, Utah
  2nd Tier Subsidiaries:
    First Security Investor Services                               Utah       -----
    First Security Investment Mangement, Inc.                      Utah       -----

Continental Trust Company                                        Nevada      100.00
    Las Vegas, Nevada
  (Note: Continental Trust Company was renamed First Security
    Trust Company of Nevada in 1994)

CNB Services, Inc.                                               Nevada      100.00
    Las Vegas, Nevada
  (Note: CNB Services, Inc. was renamed First Security
    Services of Nevada, Inc. in 1994)
- - - ----------------------------------------------------------- ----------- -----------

(*) All subsidiaries are included in consolidated financial statements.

Exhibit 23 (A) Consent of Independent Auditors (Deloitte & Touche)

INDEPENDENT AUDITORS' CONSENT
We consent to the incorporation by reference in Registration Statement No. 33-52609 on Form S-3, in Pre-Effective Amendment No. 1 to Registration Statement No. 33-52263 on Form S-4, in Pre-Effective Amendment No. 1 to Registration Statement No. 33-52205 on Form S-3, in Post-Effective Amendment No. 1 to Registration Statement No. 2-62919 on Form S-3, in Registration Statement Nos. 33-9501 and 33-21556 on Form S-8, and in Post-Effective Amendment No. 3 to Registration Statement No. 2-84801 on Form S-8 of First Security Corporation of our report dated February 25, 1994, incorporated by reference in this Annual Report on Form 10-K of First Security Corporation for the year ended December 31, 1993.

   [SIGNED]

DELOITTE & TOUCHE

Salt Lake City, Utah
March 22, 1994


Exhibit 23 (B) Consent of Independent Auditors (KPMG Peat Marwick)

Independent Auditors' Consent

The Board of Directors
First National Financial Corporation:

We consent to incorporation by reference into each registration statement listed below of our report dated February 5, 1993, relating to the consolidated balance sheet of First National Financial Corporation (Corporation) and subsidiary as of December 31, 1992 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1992 (before restatement for the change in method of accounting for income taxes), which report appears as an exhibit to the December 31, 1993 annual report on Form 10-K of First Security Corporation.

Our report dated February 5, 1993 contains an explanatory paragraph that states that the Board of Directors of the Corporation, on behalf of the Corporation, has entered into a Memorandum of Understanding with the Federal Reserve Bank of Kansas City (Reserve Bank). In addition, the Board of Directors of First National Bank in Albuquerque (Bank), the subsidiary of the Corporation, on behalf of the Bank, has entered into a Formal Agreement with the Office of the Comptroller of the Currency
(OCC). Although the Corporation and the Bank have been subjected to regulatory on-site examinations which indicate substantial compliance with both agreements, if the Corporation and the Bank are unable to comply totally with the terms of the respective agreements, the Reserve Bank and the OCC could, among other things, take additional administrative actions.

     Form     No.

S-3     33-52205     Pre-Effective Amendment No. l Maloof Shelf
Registration

S-3     2-62919     Dividend Reinvestment & Common Stock Purchase Plan
(#1)

S-3     33-52609     $300,000,000 Universal Shelf

S-4     33-52263     Pre-Effective Amendment No. 1 Community First Bank

S-8     33-9501     Employee Stock Purchase Plan (Unamended)

S-8     33-21556     Employee Stock Purchase Plan (Unamended)

S-8     2-84801     Comprehensive Management Incentive Plan (#3)



     [SIGNED]

     KPMG Peat Marwick


Albuquerque, New Mexico
March 22, 1994