Form 10-Q
period 1994-03-31
FIRST SECURITY CORP /DE/
filed 1994-05-13
CIK 312367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended
March 31, 1994

Commission File Number
1-6906
_____________________________________

FIRST SECURITY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)

87-6118148
(I.R.S. Employer
Identification No.)

79 South Main, P.O. Box 30006
Salt Lake City, Utah
(Address of principal executive offices)

84130-0006
(Zip Code)

(801) 246-5706
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes X         No

As of April 29, 1994, outstanding shares of common stock were:
Common Stock, par value $1.25 - 48,252,338
(net of 680,973 treasury shares)


FIRST SECURITY CORPORATION
INDEX


Part I. Financial Information

   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income -
         Three Months Ended March 31, 1994 and 1993
      Condensed Consolidated Balance Sheets -
         March 31, 1994, December 31, 1993, and March 31, 1993
      Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1994 and 1993
      Notes to Condensed Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Management's Discussion and Analysis of Financial Condition and
         Results of Operations

   Supplemental Tables:
      Financial Highlights, Risk-Based Capital Ratios
      Mergers and Acquisitions
      Loans Outstanding
      Rate/Volume Analysis


Part II. Other Information

   Item 1. Legal Proceedings
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 6. Exhibits and Reports on Form 8-K


Signatures


Exhibit 11. Computation of Earnings Per Share


PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Periods Ended March 31, 1994 and 1993
                                                                 Three Months
(in thousands, except per share data; unaudited)                  1994       1993   %Chg
- ----------------------------------------------------------- ---------- ---------- ------
Interest Income:
  Interest and fees on loans................................  $136,003   $122,716   10.8
  Interest and dividends on investment securities:
    Available for sale......................................    22,672         NA     NA
    Held to maturity........................................     3,500         NA     NA
- ----------------------------------------------------------- ---------- ---------- ------
      Total interest and dividends on investment securities     26,172     25,659    2.0
  Trading account interest..................................     9,526      5,377   77.2
  Federal funds sold and securities purchased...............       707      1,745  -59.5
  Interest-bearing deposits in other banks..................        30         51  -41.2
- ----------------------------------------------------------- ---------- ---------- ------
TOTAL INTEREST INCOME                                          172,438    155,548   10.9
- ----------------------------------------------------------- ---------- ---------- ------
Interest Expense:
  Interest on deposits......................................    47,193     49,674   -5.0
  Interest on short-term borrowings.........................    10,666      7,726   38.1
  Interest on long-term debt................................     4,312      2,295   87.9
- ----------------------------------------------------------- ---------- ---------- ------
TOTAL INTEREST EXPENSE                                          62,171     59,695    4.1
- ----------------------------------------------------------- ---------- ---------- ------
Net Interest Income:
  NET INTEREST INCOME                                          110,267     95,853   15.0
  Provision for (recovery of) loan losses...................      (172)     1,976 -108.7
- ----------------------------------------------------------- ---------- ---------- ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            110,439     93,877   17.6
- ----------------------------------------------------------- ---------- ---------- ------
Noninterest Income:
  Service charges on deposit accounts.......................    14,860     13,371   11.1
  Other service charges, collections, commissions and fees..    12,977      8,952   45.0
  Commissions and fees from fiduciary activities............     4,853      4,308   12.7
  Bankcard service fees.....................................     8,711      7,391   17.9
  Insurance commissions and fees............................     2,601      2,626   -1.0
  Investment securities gains...............................       249        184   35.3
  Other.....................................................    (1,596)     4,035 -139.6
- ----------------------------------------------------------- ---------- ---------- ------
TOTAL NONINTEREST INCOME                                        42,655     40,867    4.4
- ----------------------------------------------------------- ---------- ---------- ------
TOTAL INCOME                                                   153,094    134,744   13.6
- ----------------------------------------------------------- ---------- ---------- ------
Noninterest Expenses:
  Salaries and employee benefits............................    49,311     43,541   13.3
  Net occupancy.............................................     5,751      5,473    5.1
  Furniture and equipment...................................     6,674      6,283    6.2
  Insurance.................................................     5,346      4,857   10.1
  Stationery and supplies...................................     4,003      2,767   44.7
  Bankcard interbank discount and interchange fees..........     3,671      2,812   30.5
  Advertising...............................................     1,344      1,370   -1.9
  Telephone.................................................     2,450      1,929   27.0
  Other real estate expense and loss provision..............        28        957  -97.1
  Legal.....................................................       712      1,119  -36.4
  Other.....................................................    22,078     14,118   56.4
- ----------------------------------------------------------- ---------- ---------- ------
TOTAL NONINTEREST EXPENSES                                     101,368     85,226   18.9
- ----------------------------------------------------------- ---------- ---------- ------
INCOME BEFORE INCOME TAX PROVISION                              51,726     49,518    4.5
- ----------------------------------------------------------- ---------- ---------- ------
Provision for Income Taxes:
  Operating income..........................................    18,473     18,741   -1.4
  Securities transactions...................................        91         65   40.0
- ----------------------------------------------------------- ---------- ---------- ------
TOTAL PROVISION FOR INCOME TAXES                                18,564     18,806   -1.3
- ----------------------------------------------------------- ---------- ---------- ------
Net Income:
  NET INCOME................................................   $33,162    $30,712    8.0
  Dividend requirement of preferred stock...................        10         11   -9.1
- ----------------------------------------------------------- ---------- ---------- ------
NET INCOME APPLICABLE TO COMMON STOCK                          $33,152    $30,701    8.0
=========================================================== ========== ========== ======
Earnings Per Common Share:
EARNINGS PER COMMON SHARE...................................     $0.67      $0.65    3.1
=========================================================== ========== ========== ======
Cash Dividends Paid or Accrued Per Share:
  Preferred Stock ($3.15 annual rate).......................     $0.79      $0.79
  Common stock..............................................     $0.26      $0.19   36.8
=========================================================== ========== ========== ======

see Notes to Condensed Consolidated Financial Statements.


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                            March 31  December 31     March 31   Mar/Mar
(in thousands; unaudited)                                                       1994         1993         1993  % Change
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Assets:
  Cash and due from banks...............................................    $622,042     $673,877     $504,030      23.4
  Interest-bearing deposits in other banks..............................       1,842       16,461        3,539     (48.0)
  Federal funds sold, securities purchased under resale agreements......     112,997      381,154      275,525     (59.0)
  Trading account securities............................................     797,254      607,854      602,392      32.3
  Investment securites: available for sale..............................   1,960,075           NA           NA        NA
  Investment securities: held to maturity...............................     270,039           NA           NA        NA
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total investment securities                                              2,230,114    1,762,783    1,970,338      13.2
    (Market values: $2,234,021; $1,794,647; $2,008,788; respectively)
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Loans, net of unearned income.........................................   6,674,067    6,561,021    5,596,166      19.3
    (Unearned income: $10,964; $12,182; $13,177; respectively)
  Reserve for loan losses...............................................    (134,216)    (134,848)    (127,329)      5.4
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total loans, net                                                         6,539,851    6,426,173    5,468,837      19.6
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Premises and equipment, net...........................................     151,099      145,718      131,488      14.9
  Accrued income receivable.............................................      57,942       52,654       53,252       8.8
  Other real estate and other foreclosed assets.........................      14,842       16,465       31,343     (52.6)
  Intangible assets.....................................................      12,698       11,833       14,553     (12.7)
  Other assets..........................................................     204,602      116,717      103,677      97.3
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL ASSETS                                                             $10,745,283  $10,211,689   $9,158,974      17.3
======================================================================= ============ ============ ============ =========
Liabilities:
  Deposits:
    Noninterest-bearing.................................................  $1,556,498   $1,697,687   $1,284,207      21.2
    Interest-bearing....................................................   5,953,168    5,806,020    5,460,770       9.0
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total deposits                                                           7,509,666    7,503,707    6,744,977      11.3
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Federal funds purchased, securities sold under repurchase agreements..   1,804,986    1,387,109    1,187,772      52.0
  U.S. Treasury demand notes............................................      22,467       43,645       31,656     (29.0)
  Other short-term borrowings...........................................      20,647       56,151       25,966     (20.5)
  Accrued income taxes..................................................      96,680       85,837       97,360      (0.7)
  Accrued interest......................................................      15,105       17,429       15,983      (5.5)
  Other liabilities.....................................................     136,547       57,244      188,819     (27.7)
  Long-term debt........................................................     297,538      224,836      119,062     149.9
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL LIABILITIES                                                          9,903,636    9,375,958    8,411,595      17.7
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Stockholders' Equity:
  Preferred stock: Series "A", $3.15 cumulative convertible
    (13; 13; 14; shares, respectively)..................................         685          703          733      (6.5)
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Common Stockholders' Equity:
    Common stock:  par value $1.25
      (48,896; 48,787; 46,187; shares, respectively)....................      61,120       60,983       57,733       5.9
    Paid-in surplus.....................................................     125,044      122,549       98,489      27.0
    Retained earnings...................................................     677,954      657,446      596,259      13.7
    Net unrealized gain (loss) on securities available for sale.........      (8,001)          NA           NA        NA
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
    Subtotal                                                                 856,117      840,978      752,481      13.8
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
    Common treasury stock, at cost
      (680; 350; 395; shares, respectively).............................     (15,155)      (5,950)      (5,835)    159.7
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  TOTAL COMMON STOCKHOLDERS' EQUITY                                          840,962      835,028      746,646      12.6
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL STOCKHOLDERS' EQUITY                                                   841,647      835,731      747,379      12.6
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $10,745,283  $10,211,689   $9,158,974      17.3
======================================================================= ============ ============ ============ =========

see Notes to Condensed Consolidated Financial Statements.


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 1994 and 1993
                                                                              Three Months
(in thousands; unaudited)                                                      1994        1993
- ----------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          ($154,760)   ($27,534)
- ----------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities: available for sale........    286,068      (3,767)
Proceeds from matured investment securities: available for sale.........    205,901          NA
Proceeds from matured investment securities: held to maturity...........     23,018          NA
Total proceeds from matured investment securities                           228,919     186,237
Purchases of investment securities: available for sale..................   (962,547)         NA
Purchases of investment securities: held to maturity....................    (19,688)         NA
Total purchases of investment securities                                   (982,235)   (407,296)
Net (increase) decrease in interest-bearing deposits in other banks.....     14,619       6,497
Net (increase) decrease in credit card receivables......................      1,297      32,816
Net (increase) decrease in loans .......................................   (285,332)   (111,597)
Proceeds from sales of loans............................................    299,933     159,551
Purchases of premises and equipment.....................................    (13,210)     (7,214)
Purchases of assets to be leased........................................    (97,219)    (51,820)
Proceeds from sales of other real estate................................      6,282         523
Payments to improve other real estate...................................       (593)       (547)
Purchases of subsidiaries, net of cash acquired.........................      1,869           0
- ----------------------------------------------------------------------- ----------- -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (539,602)   (196,617)
- ----------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits.........................................    (24,586)   (123,476)
Increase (decrease) in Federal funds purchased, securities sold under
  repurchase agreements, and U.S. Treasury demand notes.................    396,699     238,634
Net change in short-term borrowings and long-term debt..................     21,416      (9,961)
Sales of treasury and common stock......................................      3,119       2,129
Purchases of treasury stock.............................................     (9,704)        (30)
Cash dividends..........................................................    (12,574)     (7,969)
- ----------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   374,370      99,327
- ----------------------------------------------------------------------- ----------- -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (319,992)   (124,824)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,055,031     904,379
- ----------------------------------------------------------------------- ----------- -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $735,039    $779,555
======================================================================= =========== ===========

see Notes to Condensed Consolidated Financial Statements.

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 1994 and 1993
                                                                              Three Months
(in thousands, except share amounts; unaudited)                                1994        1993
- ----------------------------------------------------------------------- ----------- -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest..............................................................    $65,909     $61,742
  Income taxes..........................................................      2,281         235
======================================================================= =========== ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of preferred shares to common shares:
  Preferred shares converted............................................        346         952
  Common shares issued..................................................      3,277      11,559
  Conversion value......................................................        $18         $50

Loans transferred to other real estate..................................     $3,777      $4,066

Securities transferred from held to maturity to available for sale in conjunction with adoption of Statement of Financial Accounting
  Standards No. 115..................................................... $1,417,217          NA

Net unrealized gain (loss) on securities available for sale (included
  in equity)............................................................    ($8,001)         NA

Pooling-of-interests acquisitions:
  Assets acquired.......................................................         $0          $0
  Liabilities assumed...................................................          0           0
  FSC shares issued.....................................................          0           0

Purchase acquisitions:
  Fair value of assets acquired.........................................    $29,363          $0
  Liabilities assumed...................................................     30,596           0
  Cash paid for the capital stock.......................................      1,233           0
======================================================================= =========== ===========

see Notes to Condensed Consolidated Financial Statements.


FIRST SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly: the results of operations for the three months in the periods ended March 31, 1994 and 1993; the financial position of First Security Corporation (FSC) as of March 31, 1994, December 31, 1993, and March 31, 1993; and cash flows for the three months in the periods ended March 31, 1994 and 1993.

2. The results of operations for the three month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. As required by applicable accounting rules, all historical amounts in this report have been restated to reflect the effects of the November 19, 1993 pooling-of-interests merger with First National Financial Corporation (FNFC; located in Albuquerque, New Mexico).
     Financial statements and commentary incorporate fair market valuations for balances added, as well as earnings since the acquisition, from 11 financial institutions acquired in 1993, and one financial institution acquired in the first quarter of 1994. Under applicable accounting rules, those acquisitions acquired as pooling-of-interests mergers, except FNFC, were not material to FSC's consolidated operations, so historical amounts were not restated.
      On February 18, 1994, First Security Bank of Wyoming purchased the Evanston and Bridger Valley, Wyoming branches of Equality State Bank (headquartered in Cheyenne, Wyoming) with approximately $30.54 million in deposits in those two branches. This acquisition was accounted for using the purchase method of accounting.
      On April 29, 1994, First Security Bank of Utah, N.A. (FSB Utah) purchased CrossLand Mortgage Acquisition Corporation (CrossLand), the parent company of CrossLand Mortgage Corp. (not affiliated with CrossLand Savings Bank), a 1 to 4 family residential mortgage loan originator and servicer which has 60 offices in 18 states across the country. This acquisition was accounted for using the purchase method of accounting.

4. For the periods ended March 31, 1994 and 1993, per share amounts assuming full dilution were not separately disclosed because they did not differ significantly from primary earnings per share.

5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, as well as Federal funds sold and securities purchased under resale agreements.

6.  Information as to preferred and common shares (in thousands):
                                    March 31   December 31   March 31
                                        1994          1993       1993
   Preferred Stock Outstanding            13            13         14
   Common Stock Issued                48,896        48,787     46,187
   Common Treasury Stock                 680           350        395

7. On January 1, 1994, FSC adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". SFAS 112 requires the Corporation to accrue benefits to be provided to former or inactive employees after employment but before retirement, such as salary continuation , severance pay, or health care benefits. The impact of SFAS 112 on FSC is not material in relation to the consolidated financial statements.

8. On January 1, 1994, FSC adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the Corporation to classify its investment portfolio securities as either held to maturity, available for sale, or trading. Held to maturity securities are accounted for at amortized cost; available for sale securities are accounted for at fair value with the tax-effected unrealized gain/loss reported as a net amount in a separate component of stockholders' equity; and trading securities are accounted for at fair value with unrealized gains/losses included in earnings. The adoption of SFAS 115 on January 1, 1994 resulted in the reclassification of $1.42 billion of investment securities as available for sale to reflect FSC's investment holding strategy under the new statement, and an increase in the carrying value of such investments of approximately $13.98 million, with corresponding increases in stockholders' equity and deferred income tax liabilities of approximately $8.89 million and $5.10 million, respectively. At March 31, 1994, the fair value and the amortized cost basis of the available for sale category were $1.96 billion and $1.97 billion, respectively, which included gross unrealized holding gains and losses of $14.92 million and $27.63 million, respectively, that were recognized on a tax-effected basis as an $8.00 million net unrealized loss on securities available for sale in stockholders' equity. The fair value and the amortized cost basis of the held to maturity investments were $273.95 million and $270.04 million, respectively, including gross unrealized holding gains and losses of $5.69 million and $1.78 million, respectively. Implementation of SFAS 115 will result in additions to or deductions from total stockholders' equity as the result of fluctuations in fair value.
                                    # # #


PART 1. FINANCIAL INFORMATION
   Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

ANALYSIS OF RESULTS OF OPERATIONS
   First Security Corporation (FSC) earned net income of $33.16 million for the first quarter of 1994, up $2.45 million (8.0%) from the $30.71 million earned in the first quarter of 1994 (see Financial Statements:
Condensed Consolidated Statements of Income). This was the highest quarterly net income ever earned by FSC, following the previous records of $32.59 million and $30.71 million earned in the third and first quarters of 1993, respectively. The rise in net income over the same quarter last year was due primarily to a 15.6% growth in average interest-earning assets, plus a significant reduction in the provision for loan losses combined with a lower overall average funding cost and higher noninterest income.
   Net income for the first quarter of 1994 generated a 1.34% return on average assets (ROAA) and a 15.74% return on average stockholders' equity (ROAE), compared with a 1.43% ROAA and a 16.85% ROAE for the year-ago quarter. The quarter's net income per share was $0.67, up $0.02 (3.1%) from $0.65 one year ago.
   FSC's financial statements have been restated to reflect the November 19, 1993 pooling-of-interests merger with First National Financial Corporation (FNFC) and its wholly-owned subsidiary First National Bank in Albuquerque (now First Security Bank of New Mexico, with $1.13 billion in deposits and 26 branches, headquartered in Albuquerque, New Mexico).
   Net interest income, on a fully taxable equivalent (FTE) basis, was $112.23 million for the first quarter of 1994, up $12.79 million (12.9%) from the first quarter of 1993 (see Supplemental Table: Rate / Volume Analysis). This increase was due to volume growth in interest-earning assets, particularly in consumer and residential mortgage loans, coupled with growth in transaction accounts and noninterest-bearing deposits, and the positive effects of recent acquisitions. These positive factors more than offset the negative impact of the lower average interest rate earned by the loan portfolio resulting from much of the loan portfolio repricing to lower rates since the year-ago quarter. As a result, the net interest margin FTE for the quarter was 4.92%, down slightly from 5.04% for the year-ago quarter.
   FSC had a net recovery of loan losses in the first quarter of 1994, compared with a provision of $1.98 million for the year-ago quarter (see
Section: Asset Quality - Reserve For Loan Losses; see also Supplemental
Table: Financial Highlights - Reconciliation of the Reserve For Loan Losses). Net loans charged off for the quarter were $666 thousand, down $1.83 million (73.3%) from one year ago. For the quarter, net losses were reduced in commercial loans (resulting in a net recovery of $3.10 million), and real estate loans (resulting in a net recovery of $83 thousand). Net loan chargeoffs were 0.04% of average total loans outstanding for the quarter, down from 0.18% for the year-ago quarter. The Corporation acquired reserves for loan losses through its merger transactions of $206 thousand during the quarter and $7.39 million during the 12-month period.
   Noninterest income was $42.66 million for the first quarter of 1994, up $1.79 million (4.4%) from one year ago. This increase resulted largely from volume growth in service charges on accounts, real estate loan service fees, bankcard fees, and trust activities.
   Noninterest expenses were $101.37 million for the first quarter of 1994, up $16.14 million (18.9%) from the first quarter of 1993. FSC's efficiency ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 65.45% for the quarter, up from 60.74% for the year-ago quarter. The increase in noninterest expense was primarily due to the impact of acquisitions, including 10 acquisitions completed after March 31, 1993 that did not require restatement, plus one-time acquisition-related charges of $1.20 million pre-tax associated with the announced acquisition of CrossLand Mortgage Acquisition Corporation (CrossLand), the parent company of CrossLand Mortgage Corp. (see Section: Mergers and Acquisitions). Acquisitions and corporate growth were the primary reasons for the higher costs in nearly every expense category: salaries and employee benefits, where the number of full-time equivalent employees increased 8.6% while bonuses and commissions rose with corporate performance; net occupancy; furniture and equipment; insurance; stationery and supplies; and telephone expense. The combined other real estate (ORE) expense and loss provision decreased for the quarter due to the 52.6% drop in the outstanding ORE balance from one year ago.
   The provision for income taxes for the first quarter of 1994 was $18.56 million on pre-tax income of $51.73 million, resulting in an effective tax rate of 35.9% compared with 38.0% one year ago.

ANALYSIS OF FINANCIAL CONDITION
   As described in this and following sections, FSC continued to increase its interest-earning assets, strengthen its asset quality, and increase its capital position during the first quarter of 1994, as compared to both December 31, 1993, and March 31, 1993.
   FSC's total assets were a record $10.75 billion at March 31, 1994, up $1.59 billion (17.3%) from March 31, 1993 and up $533.59 million (5.2%)
from December 31, 1993 (see Financial Statements: Condensed Consolidated Balance Sheets). Total interest-earning assets were $9.82 billion at quarter end, up $1.37 billion (16.2%) from one year ago and up $487.00 million (5.2%) from the year end (see Section: Interest-Earning Assets and Asset Quality). This was due primarily to growth in the loan portfolio, plus the positive impact of recent acquisitions, and planned corporate growth. Loans were $6.67 billion at quarter end, up $1.08 billion (19.3%) from one year ago, with increases in every loan category, particularly in consumer loans, real estate secured loans, and commercial loans.
   The combined balance of interest-bearing deposits in other banks, Federal funds sold and securities purchased under resale agreements, and trading account securities was $912.09 million at March 31, 1994, up $30.64 million (3.5%) from March 31, 1993, but down $93.38 million (9.3%) from December 31, 1993. Historically, these balances have fluctuated significantly in response to both market conditions and the Corporation's need for funds. Fluctuations in other assets and other liabilities are due to accounts receivable and accounts payable related to unsettled transactions arising from the purchase and sale of securities.
   Total deposits were a record $7.51 billion at March 31, 1994, up $764.69 million (11.3%) from March 31, 1993, and up $5.96 million (0.1%)
from December 31, 1993. As with total assets, the increase from one year ago was due to the positive impact of recent acquisitions and planned corporate growth. At quarter end, total deposits consisted of: interest-bearing deposits of $5.95 billion, up $492.40 million (9.0%) from one year ago and up $147.15 million (2.5%) from year-end; and noninterest-bearing deposits of $1.56 billion, up $272.29 million (21.2%) from one year ago but down $141.19 million (8.3%) from year end. The relatively high percentage of noninterest-bearing deposits to total deposits has helped to reduce FSC's cost of supporting its interest-earning assets, and was 20.72% at March 31, 1994, compared with 19.04% one year ago and 22.62% at year end.
   In addition to deposits, FSC supported the growth in its interest-earning assets with borrowed funds and equity. Borrowed funds totaled $2.15 billion at March 31, 1994, up $781.18 million (57.3%) from March 31, 1993, and up $433.90 million (25.3%) from December 31, 1993. These increases occurred in: Federal funds purchased and securities sold under repurchase agreements, which were $1.80 billion at quarter end, up $617.21 million (52.0%) from one year ago and up $417.88 million (30.1%) from the year end; and long-term debt of $297.54 million, up $178.48 million (149.9%) from one year ago and up $72.70 million (32.3%) from the year end, due to advances from the Federal Home Loan Bank to support increased retention of mortgage loans originated by the Corporation.
   Maintaining a strong equity position has been and continues to be a high priority for FSC (see Section: Capital Adequacy). As a result, total stockholders' equity was increased to a record $841.65 million at March 31, 1994, up $94.27 million (12.6%) from March 31, 1993, and up
$5.92 million (0.7%) from December 31, 1993. This growth was due primarily to earnings combined with the effects of acquisitions.

INTEREST-EARNING ASSETS and ASSET QUALITY
   FSC borrowers reside principally in those states where the Corporation has its banking offices (Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming) as well as in contiguous market areas. FSC has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan and investment securities portfolios. These include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and adequacy of the reserve for loan losses.
Loans:
   FSC's loan portfolio, net of unearned income but before the reserve for loan losses, totaled a record $6.67 billion at March 31, 1994, up $1.08 billion (19.3%) from March 31, 1993 and up $113.05 million (1.7%)
from December 31, 1993. In comparing the various components of the Corporation's loan portfolio at March 31, 1994, with December 31, 1993, the following points should be noted (see Supplemental Table: Loans Outstanding):
   1. Commercial loans totaled $1.54 billion, up $203.84 million (15.3%) from the year-ago quarter, but essentially unchanged from year end 1993. This was due primarily to increases in loans made to FSC's middle-market customers.
   2. Real estate secured loans totaled $2.56 billion, up $332.51 million (14.9%) from the year-ago quarter and essentially unchanged from year-end 1993. For balance sheet management purposes, FSC did not retain all newly-originated fixed-rate mortgage loans but passed some through to secondary markets while retaining the majority of the loan servicing. For the 1994 year-to-date period, the Corporation originated $527.14 million in real estate secured loans, passing through $288.70 million into secondary markets while retaining most of the servicing. Term loans held in portfolio were $2.30 billion, up $232.33 million (11.2%) from the year-ago quarter. FSC's acquisition of CrossLand will allow FSC to expand its real estate lending activities (see Section:
Mergers and Acquisitions).
   3. Consumer loans totaled $2.31 billion, up $511.08 million (28.5%) from year-end 1993. This was due primarily to growth in indirect auto loans.
Problem Assets:
   The reduction of problem assets, consisting of nonaccruing loans, other real estate owned (ORE), and accruing loans past due 90 days or more, continued to be a major FSC objective (see Supplemental Table:
Financial Highlights - Problem Assets and Financial Highlights - Selected Ratios). Problem assets were reduced to $52.93 million at March 31, 1994, down $56.04 million (51.4%) from March 31, 1993, and down $7.05 million (11.7%) from December 31, 1993. The ratio of total problem assets to total loans and ORE was 0.79% at quarter end, down from 1.94% one year ago and 0.91% at year end. This decrease was due to a healthy regional economy and high loan underwriting standards.
Despite a general downward trend in problem assets over the past two years, it has been FSC's experience that economic cycles and loan-specific events beyond its control cause cyclical fluctuations in problem assets, sometimes with little or no warning. This has led the Corporation to take a conservative approach in its analysis of the reserve for loan losses. As discussed below, significant reductions were achieved in nearly all categories of problem assets in the first quarter of 1994.
   Nonaccruing loans were $27.77 million at March 31, 1994, down $39.54 million (58.7%) from March 31, 1993, and down $8.59 million (23.6%) from December 31, 1993. Nonaccruing loans equaled 0.42% of the loan portfolio at quarter end, down from 1.20% one year ago and 0.55% at year end.
   ORE and other foreclosed assets were $14.84 million at March 31, 1994, down $16.50 million (52.6%) from March 31, 1993, and down $1.62 million (9.9%) from December 31, 1993. ORE property values are reviewed on at least an annual basis, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   Accruing loans past due 90 days or more were $10.32 million at quarter end, essentially unchanged from one year ago but up $3.16 million (44.2%) from year end.
   Potential problem loans are defined by the Securities and Exchange Commission as performing loans that have characteristics that cause management to have serious doubts about the borrower's ability to comply with the present loan repayment terms and which may result in reporting these loans as problem assets in the future. In identifiying potential problem loans, FSC considers the repayment source, the value of the collateral, and the borrower's ability and willingness to repay the loan. Potential problem loans identified by FSC were $19.46 million at March 31, 1994, down $4.17 million (17.6%) from year-end 1993.
Potential problem loans consisted primarily of commercial real estate loans and commercial loans. These loans are less than 90 days delinquent and are accruing. All significant additions to problem assets had been previously identified as potential problem loans. Meaningful comparisons of the current quarter with periods prior to December 31, 1993 are not possible because FNFC did not identify potential problem loans; potential problem loans excluding FSB New Mexico and FSB Nevada were $18.74 million at March 31, 1993.
Reserve for Loan Losses:
   In keeping with its philosophy of maintaining a conservative balance sheet, particularly in the face of uncertainties in the national/global economy and the strong economic expansion it its primary markets, FSC maintains a carefully reviewed and conservative reserve for loan losses. The Corporation's philosophy regarding the adequacy and use of its reserve was discussed in detail on pages 50 through 53 of its combined 1993 Annual Report and Form 10-K. The detailed analysis of reserve adequacy resulted in a determination of an appropriate total reserve for loan losses of $134.22 million at March 31, 1994, up $6.89 million (5.4%) from March 31, 1993, but down $632 thousand (0.5%) from December 31, 1993 (see Supplemental Table: Financial Highlights - Reconciliation of the Reserve for Loan Losses).
   FSC's reserve was carefully positioned so as to remain conservative in the face of the 19.3% growth in the loan portfolio since March 31, 1993, while reflecting the 58.7% reduction of nonaccruing loans over the same period. As a result, growth in the reserve was below growth in loans so that the reserve for loan losses to total loans ratio was 2.01% at quarter end, down from 2.28% one year ago and 2.06% at year end. At the same time, the "coverage" ratio (the ratio of the reserve for loan losses to nonaccruing loans) was 483.35% on March 31, 1994, up from 189.16% one year ago and 370.93% at year end. The funding of this increase in the reserve was accomplished through merger transactions which added $206 thousand in reserves during the quarter and $7.39 million during the 12-month period.
   FSC charges loan losses against the reserve for loan losses when such losses become probable and subject to reasonable estimation. Net loans charged off against the reserve were reduced to $666 thousand for the first quarter of 1994, down $1.83 million (73.3%) from the year-ago quarter, reflecting FSC's excellent asset quality (see Supplemental
Table: Financial Highlights - Reconciliation of the Reserve for Loan Losses). For the quarter, net losses were reduced in commercial loans (resulting in a net recovery of $3.10 million), and real estate loans (resulting in a net recovery of $83 thousand). Net loan chargeoffs as a percent of average total loans outstanding were 0.04% for the quarter, down from 0.18% for the year-ago quarter.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY
   Maintaining a strong equity position has been and continues to be a high priority for FSC. As a result, total stockholders' equity was increased to $841.65 million at March 31, 1994, up $94.27 million
(12.6%) from March 31, 1993, and up $5.92 million (0.7%) from December 31, 1993. This was due primarily to record earnings combined with effects of acquisitions. The ratio of stockholders' equity to total assets was 7.83% at March 31, 1994, compared with 8.16% one year ago and 8.18% at year end. For the same periods, the ratio of tangible common equity to tangible total assets was 7.72%, compared with 8.01% one year ago and 8.07% at year-end 1993 (see Supplemental Table: Financial Highlights - Selected Ratios). FSC's risk-based capital ratios at March 31, 1994, were: Tier 1 at 11.51%, compared with 11.82% at year end, and Total Capital at 13.79%, compared with 14.15% at year end (see Supplemental Table: Financial Highlights - Risk-Based Capital Ratios). All of FSC's equity-related ratios exceeded the regulatory minimums, reflecting the Corporation's long-standing emphasis on a strong capital position. FSC and its subsidiary banks are classed as "well-capitalized institutions" according to the regulatory definition for risk-based capital ratios.
   On April 25, 1993, FSC increased its quarterly cash dividend paid per share of common stock from $0.19 for the first quarter of 1993, up $0.04 per share (21.1%) to $0.23 per share for the second, third, and fourth quarters of 1993. On January 24, 1994, FSC increased the quarterly cash dividend to $0.26 a share, up $0.03 per share (13.0%) from the previous $0.23 per share. This increased quarterly cash dividend, paid March 7, 1994 to shareholders of record on February 18, 1994, equals an annualized dividend rate of $1.04 per share, up $0.12 per share (13.0%) from the previous $0.92 per year. At the market closing price of $26.50 per share on Friday, January 21, the annual dividend yield on FSC's common stock was 3.92%, using the new annual dividend rate of $1.04 per share.
   The 1994 dividend marked the 60th consecutive year in which the Corporation has paid cash dividends. National and state banking and insurance regulations impose restrictions on the ability of FSC's bank and insurance subsidiaries to transfer funds to the Corporation in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSC's current dividend policy. The Corporation's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   On January 1, 1994, FSC adopted Statement of Financial Accounting Standard No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities"; per the new accounting requirements, detailed comparisons with prior periods are not permitted. SFAS 115 requires the Corporation to classify its investment portfolio as either held to maturity, available for sale, or trading. Held to maturity securities are accounted for at amortized cost; available for sale securities are marked to fair value with the tax-effected unrealized gain/loss reported as a net amount in a separate component of stockholders' equity; and trading securities are marked to fair value with unrealized gains/losses included in earnings. Implementation of SFAS 115 will result in additions to or deductions from total stockholders' equity as the result of fluctuations in fair value. At March 31, 1994, SFAS 115 resulted in a $8.00 million decrease in total stockholders' equity.
   On January 24, 1994, FSC announced a program to repurchase approximately 1.5 million shares of its common stock, purchasing the shares at prevailing prices in the open market as permitted by applicable rules. Shares repurchased will be used to complete the purchase acquisitions of Star Valley State Bank (see Section on Mergers and Acquisitions, and Supplemental Table: Mergers and Acquisitions), grant stock options and support employee benefit programs. These share repurchases are in addition to ongoing periodic share repurchases disclosed over the last several years for use in ongoing stock option and employee benefit plans.

MERGERS AND ACQUISITIONS
   FSC's merger and acquisition activity (See Supplemental Table: Mergers and Acquisitions) reflects management's strategy of diversifying and enhancing the Corporation's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities in new and existing markets. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise.
   During the first quarter of 1994, FSC completed one bank acquisition. On February 18, 1994, First Security Bank of Wyoming purchased the Evanston and Bridger Valley, Wyoming branches of Equality State Bank (headquartered in Cheyenne, Wyoming) with approximately $30.54 million in deposits in those two branches.
   On April 29, 1994, First Security Bank of Utah, N.A. (FSB Utah) purchased CrossLand Mortgage Acquisition Corporation (CrossLand), the parent company of CrossLand Mortgage Corp. (not affiliated with CrossLand Savings Bank), a 1 to 4 family residential mortgage loan originator and servicer which has 60 offices in 19 states across the country.
   Currently, FSC has announced three pending bank acquisitions expected to close during 1994, expanding its bank operations in Utah, Idaho, and Wyoming. These acquisitions are subject to regulatory approval and the approval of the stockholders of both the acquiring FSC subsidiary and the entity being acquired. They are described below:
   1. On May 19, 1994, FSB Utah expects to complete the pending merger with Community First Bank (headquartered in Clearfield, Utah) with approximately $67.26 million in deposits in five branches.
   2. First Security Bank of Idaho, N.A. has announced a pending purchase of American Ban Corporation and its wholly owned subsidiary American Bank of Commerce (with approximately $55.40 million in deposits and four branches located in Boise, Idaho). This acquisition is expected to be completed in 1994.
   3. FSB Wyoming has announced a pending purchase of Star Valley State Bank (located in Afton, Wyoming) with one branch and approximately $56.58 million in deposits. This acquisition is expected to be completed in 1994.

NATIONAL & REGIONAL ECONOMY
   National financial markets experienced significant volatility in the first quarter of 1994. In early February, in mid-March, and again in mid-April, the Federal Reserve edged short-term interest rates higher as a preemptive move to avoid future higher inflation. The bond market reaction during that three-month period was very different from the expected and desired outcome. A combination of technical factors involving highly-leveraged hedge funds, a strengthening U. S. economy, and future inflationary worries pushed intermediate and long-term bond rates more than one percentage point higher.
   With the abrupt sell-off in the bond market and its direct impact on mortgage rates, the pace of economic growth nationwide may ease in the second half of 1994. A careful analysis of potential inflation continues to suggest only minor concerns. Accordingly, less volatility in interest rates appears probable during the remainder of 1994.
   Economic growth in the six-state area directly served by FSC remained very strong in the first quarter of 1994. The current highly impressive job gains come on top of upward revisions for 1993. The construction industry continued to record sharp gains in the first quarter. The higher mortgage rates may narrow those growth rates through 1994, but residential construction activity should remain vigorous and exceed 1993's production volume. Consumer confidence is high, and automobile sales, along with total retail sales, have maintained double-digit gains in the large urban markets.
# # #


PART 1. FINANCIAL INFORMATION
   Item 2. Supplemental Tables


FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(restated, in thousands, except per share data and ratios; unaudited)
                                                   1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr       Three Months
                                                      1994       1993       1993       1993       1993       1994       1993   %Chg
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Common Stock Data:
Earnings per common share.......................      0.67       0.43       0.68       0.62       0.65       0.67       0.65    3.1
Dividends paid per common share.................      0.26       0.23       0.23       0.23       0.19       0.26       0.19   36.8
Book value EOP..................................     17.44      17.24      17.12      16.64      16.31      17.44      16.31    7.0
Market price (bid) EOP..........................     27.75      25.75      28.00      28.25      28.50      27.75      28.50   -2.6
  High bid for the period.......................     29.00      30.00      28.50      30.00      30.25      29.00      30.25   -4.1
  Low bid for the period........................     25.75      24.00      26.50      25.50      25.50      25.75      25.50    1.0
Market capitalization EOP: mktprice x #comshrs.. 1,337,994  1,247,253  1,322,804  1,316,930  1,305,072  1,337,994  1,305,072    2.5
Market price EOP / book value EOP............(%)    159.12     149.36     163.55     169.76     174.79     159.12     174.79
Dividend payout ratio: dividend / EPS........(%)     38.81      53.49      33.82      37.10      29.23      38.81      29.23
Dividend yield: dividend / market price......(%)      3.75       3.57       3.29       3.26       2.67       3.75       2.67
Price / earnings ratio: mkt price / 4 qtrs earn.      11.6       10.8       10.7       14.6       12.1       11.6       12.1
Common shares outstanding: EOP..................    48,216     48,437     47,243     46,617     45,792     48,216     45,792    5.3
Common shares outstanding: average..............    49,478     48,969     48,147     47,829     47,112     49,478     47,112    5.0
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Income:
Net interest income.............................   110,267    105,863    103,343     98,879     95,853    110,267     95,853   15.0
Fully-taxable equivalent (FTE) adjustment.......     1,963      2,922     (1,092)     2,221      3,582      1,963      3,582  -45.2
Net interest income, FTE........................   112,230    108,785    102,251    101,100     99,435    112,230     99,435   12.9
Provision for loan losses.......................      (172)     4,647      5,139        (78)     1,976       (172)     1,976 -108.7
Noninterest income..............................    42,655     46,446     43,107     36,739     40,867     42,655     40,867    4.4
Noninterest expenses............................   101,368    116,015     94,824     90,081     85,226    101,368     85,226   18.9
Net income......................................    33,162     21,064     32,587     29,693     30,712     33,162     30,712    8.0
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Average Balance Sheet:
Investment securities........................... 2,066,065  1,713,775  1,768,370  1,932,218  1,756,738  2,066,065  1,756,738   17.6
Loans, net of unearned income................... 6,547,493  6,314,632  6,037,540  5,745,825  5,563,702  6,547,493  5,563,702   17.7
Reserve for loan losses.........................  (135,122)  (130,881)  (127,787)  (128,874)  (127,636)  (135,122)  (127,636)   5.9
Total interest-earning assets................... 9,131,644  8,683,703  8,384,769  8,304,335  7,896,287  9,131,644  7,896,287   15.6
Total assets....................................10,060,915  9,638,743  9,301,245  9,180,421  8,725,616 10,060,915  8,725,616   15.3
Interest-bearing deposits....................... 5,859,165  5,667,076  5,510,779  5,506,463  5,423,080  5,859,165  5,423,080    8.0
Short-term borrowed funds....................... 1,360,105  1,172,030  1,125,109  1,151,294  1,035,021  1,360,105  1,035,021   31.4
Long-term debt..................................   276,130    225,701    235,474    232,054    121,801    276,130    121,801  126.7
Total interest-bearing liabilities.............. 7,495,400  7,064,807  6,871,362  6,889,811  6,579,902  7,495,400  6,579,902   13.9
Total deposits.................................. 7,381,661  7,265,005  6,985,568  6,889,948  6,677,149  7,381,661  6,677,149   10.6
Stockholders' equity............................   854,677    830,817    798,433    769,074    739,149    854,677    739,149   15.6
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
End of Period Balance Sheet:
Investment securities........................... 2,230,114  1,762,783  1,760,168  1,862,131  1,970,338  2,230,114  1,970,338   13.2
Loans, net of unearned income................... 6,674,067  6,561,021  6,185,830  5,946,520  5,596,166  6,674,067  5,596,166   19.3
Reserve for loan losses.........................  (134,216)  (134,848)  (130,726)  (126,896)  (127,329)  (134,216)  (127,329)   5.4
Total interest-earning assets................... 9,816,274  9,329,273  8,797,725  8,524,631  8,447,960  9,816,274  8,447,960   16.2
Total assets....................................10,745,283 10,211,689  9,725,657  9,490,282  9,158,974 10,745,283  9,158,974   17.3
Interest-bearing deposits....................... 5,953,168  5,806,020  5,523,565  5,453,683  5,460,770  5,953,168  5,460,770    9.0
Short-term borrowed funds....................... 1,848,100  1,486,905  1,289,505  1,181,217  1,245,394  1,848,100  1,245,394   48.4
Long-term debt..................................   297,538    224,836    226,505    237,895    119,062    297,538    119,062  149.9
Total interest-bearing liabilities.............. 8,098,806  7,517,761  7,039,575  6,872,795  6,825,226  8,098,806  6,825,226   18.7
Total deposits.................................. 7,509,666  7,503,707  7,061,649  6,978,451  6,744,977  7,509,666  6,744,977   11.3
Stockholders' equity............................   841,647    835,731    809,677    776,494    747,379    841,647    747,379   12.6
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
End of Period Problem Assets:
Nonaccruing loans:
  Commercial....................................    $8,874     $9,408    $13,143    $12,565    $11,634     $8,874    $11,634  -23.7
  Real estate...................................    16,603     23,817     39,181     50,584     54,379     16,603     54,379  -69.5
  Consumer......................................       139        546        294        281        313        139        313  -55.6
  Direct lease financing........................       895      1,484        151        300        194        895        194  361.3
  Renegotiated..................................     1,257      1,099        938        790        792      1,257        792     NA
Total nonaccruing loans.........................    27,768     36,354     53,707     64,520     67,312     27,768     67,312  -58.7
ORE and other foreclosed assets.................    14,842     16,465     23,052     27,181     31,343     14,842     31,343  -52.6
Total nonperforming assets......................    42,610     52,819     76,759     91,701     98,655     42,610     98,655  -56.8
Accruing loans past due 90 days or more.........    10,318      7,155      8,310      9,150     10,309     10,318     10,309    0.1
Total problem assets............................    52,928     59,974     85,069    100,851    108,964     52,928    108,964  -51.4
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
End of Period Other Data (not rounded to thousands):
Full-time equivalent employees..................     6,420      6,318      6,259      6,059      5,911      6,420      5,911    8.6
Total domestic bank offices.....................       249        245        239        236        236        249        236    5.5
=============================================== ========== ========== ========== ========== ========== ========== ========== ======

see Notes to Condensed Consolidated Financial Statements.
EOP: End of period.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                   1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr       Three Months
                                                      1994       1993       1993       1993       1993       1994       1993   %Chg
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Reconciliation of the Reserve for Loan Losses:
Balance, beginning of period....................   134,848    130,726    126,896    127,329    127,847    134,848    127,847    5.5
Loans charged off:
  Commercial....................................       887      4,653      2,690      1,659        696        887        696   27.4
  Real estate...................................     1,030      4,809        704      1,014      1,053      1,030      1,053   -2.2
  Consumer......................................     6,637      6,029      4,834      5,190      5,670      6,637      5,670   17.1
  Direct lease financing........................        37      1,310         51         30         75         37         75  -50.7
Total loans charged off.........................     8,591     16,801      8,279      7,893      7,494      8,591      7,494   14.6
Recoveries on loans charged off:
  Commercial....................................    (3,988)    (5,279)    (2,150)    (2,116)    (2,244)    (3,988)    (2,244)  77.7
  Real estate...................................    (1,113)    (4,214)    (1,069)      (764)      (398)    (1,113)      (398) 179.6
  Consumer......................................    (2,817)    (2,504)    (2,649)    (2,777)    (2,325)    (2,817)    (2,325)  21.2
  Direct lease financing........................        (7)       (29)       (27)       (24)       (33)        (7)       (33) -78.8
Total recoveries of loans charged off...........    (7,925)   (12,026)    (5,895)    (5,681)    (5,000)    (7,925)    (5,000)  58.5
Net loans charged off (recovered)...............       666      4,775      2,384      2,212      2,494        666      2,494  -73.3
Provision for loan losses.......................      (172)     4,647      5,139        (78)     1,976       (172)     1,976 -108.7
Reserves acquired in merger transactions........       206      4,250      1,075      1,857          0        206          0
Balance, end of period..........................   134,216    134,848    130,726    126,896    127,329    134,216    127,329    5.4
Net loans charged off:
  Commercial....................................    (3,101)      (626)       540       (457)    (1,548)    (3,101)    (1,548) 100.3
  Real estate...................................       (83)       595       (365)       250        655        (83)       655 -112.7
  Consumer......................................     3,820      3,525      2,185      2,413      3,345      3,820      3,345   14.2
  Direct lease financing........................        30      1,281         24          6         42         30         42  -28.6
Net loans charged off...........................       666      4,775      2,384      2,212      2,494        666      2,494  -73.3
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Selected Ratios (%):
Return on average assets........................      1.34       0.87       1.39       1.30       1.43       1.34       1.43
Return on average stockholders' equity..........     15.74      10.06      16.19      15.49      16.85      15.74      16.85
Net interest margin, FTE........................      4.92       5.01       4.88       4.87       5.04       4.92       5.04
Net interest spread, FTE........................      4.32       4.37       4.25       4.27       4.43       4.32       4.43
Efficiency ratio:
  (nonint exp / (net int inc FTE + nonint inc)).     65.45      74.74      65.23      65.35      60.74      65.45      60.74
Productivity ratio:
  (nonint exp / average assets).................      4.09       4.78       4.04       3.94       3.96       4.09       3.96
Stockholders' equity / assets...................      7.83       8.18       8.33       8.18       8.16       7.83       8.16
Tangible common equity / tangible assets........      7.72       8.07       8.32       8.17       8.01       7.72       8.01
Loans / deposits................................     88.87      87.44      87.60      85.21      82.97      88.87      82.97
Loans / assets..................................     62.11      64.25      63.60      62.66      61.10      62.11      61.10
Reserve for loan losses at quarter end to:
  Total loans...................................      2.01       2.06       2.11       2.13       2.28       2.01       2.28
  Nonaccruing loans.............................    483.35     370.93     243.41     196.68     189.16     483.35     189.16
  Nonaccruing + accruing loans past due 90 days.    352.40     309.93     210.79     172.25     164.04     352.40     164.04
Nonaccruing loans / total loans.................      0.42       0.55       0.87       1.09       1.20       0.42       1.20
Nonaccruing + accruing loans past due 90 days
  / total loans.................................      0.57       0.66       1.00       1.24       1.39       0.57       1.39
Nonperforming assets to:
  Total loans + ORE.............................      0.64       0.80       1.24       1.54       1.75       0.64       1.75
  Total assets..................................      0.40       0.52       0.79       0.97       1.08       0.40       1.08
  Total equity..................................      5.06       6.32       9.48      11.81      13.20       5.06      13.20
  Total equity + reserve for loan losses........      4.37       5.44       8.16      10.15      11.28       4.37      11.28
Problem assets to:
  Total loans + ORE.............................      0.79       0.91       1.37       1.69       1.94       0.79       1.94
  Total assets..................................      0.49       0.59       0.87       1.06       1.19       0.49       1.19
  Total equity..................................      6.29       7.18      10.51      12.99      14.58       6.29      14.58
  Total equity + reserve for loan losses........      5.42       6.18       9.05      11.16      12.46       5.42      12.46
Net loans charged off / average loans...........      0.04       0.30       0.16       0.15       0.18       0.04       0.18
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Risk-Based Capital Ratios (%):                                                                              Well-
As of March 31, 1994:                                  FSC        FSB        FSB        FSB            CapitalizedRegulatory
                                                   Consol.       Utah      Idaho New Mexico            Institution   Minimum
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Tier 1..........................................     11.51       9.56       8.42      14.24                  6.00       4.00
Total Capital (Tier 1 + 2)......................     13.79      11.27      10.76      15.52                 10.00       8.00
Leverage Ratio..................................      7.81       6.37       6.40       6.30             6.00-7.00  4.00-5.00
=============================================== ========== ========== ========== ========== ========== ========== ========== ======

see Notes to Condensed Consolidated Financial Statements.
EOP: End of period.


FIRST SECURITY CORPORATION
MERGERS AND ACQUISITIONS

(unaudited)
Acquisition                                                                           # Bank Offices      Deposits
Date:  Type:             Acquired Institution:                Home Office:           Acquire:  Retain:       $ 000
- ------ ----------------- ------------------------------------ ---------------------- -------- -------- -----------
 1993:
01-Mar Purchase          Fenton Insurance Agency              Salt Lake City, UT            -        -           -
01-Apr Pool-of-interests First Bancshares                     St. George, UT                5        5     $72,910
01-May Pool-of-interests Benton County Bank                   Corvallis, OR                 2        2      31,987
02-Aug Purchase          Bank of America Arizona              Deposits only, UT             -        -       6,753
26-Aug Pool-of-interests Desert SouthWest Community Bancorp   Las Vegas, NV                 1        1      43,242
02-Sep Pool-of-interests Kennevick Insurance Agency           Boise, ID                     -        -           -
30-Sep Purchase          Bank One of Utah                     Deposits only, UT             -        -       5,772
28-Oct Pool-of-interests State Bank of Green River            Green River, WY               1        1      27,957
19-Nov Pool-of-interests First National Financial Corporation Albuquerque, NM              26       26   1,127,302
19-Nov Pool-of-interests Continental Bancorporation           Las Vegas, NV                 4        4     198,157
30-Nov Purchase          First Professional Bank              Core deposits only, UT        -        -       6,020
 1994:
18-Feb Purchase          Equality State Bank                  2 branches only, WY           2        2      30,544
29-Apr Purchase          CrossLand Mortgage Acquisition Corp. Salt Lake City, UT            -        -           -
19-May Pool-of-interests Community First Bank                 Clearfield, UT                5        5      67,263
TBA    Purchase          American Ban Corporation             Boise, ID                     4        4      55,400
TBA    Purchase          Star Valley State Bank               Afton, WY                     1        1      56,582

- ------ ----------------- ------------------------------------ ---------------------- -------- -------- -----------
                         TOTALS                                                            51       51  $1,729,889
====== ================= ==================================== ====================== ======== ======== ===========

TBA: To Be Announced.


FIRST SECURITY CORPORATION
LOANS OUTSTANDING
                                              March 31, 1994  December 31, 1993     March 31, 1993
                                                      %Total             %Total             %Total  Mar/Mar
(in thousands; unaudited)                     Balance  Loans     Balance  Loans  Balance(A)  Loans     %Chg
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Commercial Loans:
  Commercial / Industrial................. $1,184,987   17.7  $1,166,568   17.7          NA     NA       NA
  Agricultural............................    231,355    3.5     255,122    3.9          NA     NA       NA
  Other Commercial........................    121,306    1.8     151,443    2.3          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      1,537,648   23.0   1,573,133   23.9  $1,333,811   23.8     15.3
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Real Estate Secured Loans:
  Residential Real Estate Loans:
    Term..................................  1,164,512   17.3   1,251,403   19.0          NA     NA       NA
    Home equity...........................    288,735    4.3     280,776    4.3          NA     NA       NA
    Construction..........................    153,963    2.3     148,545    2.3          NA     NA       NA
    Construction Land.....................      8,523    0.1      13,187    0.2          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Total Residential Real Estate Loans       1,615,733   24.2   1,693,911   25.8          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Commercial Real Estate (CRE) Loans:
    Term: owner occupied..................    367,781    5.5     319,542    4.9          NA     NA       NA
    Term: nonowner occupied...............    420,848    6.3     391,851    6.0          NA     NA       NA
    Construction: owner occupied..........     42,816    0.5      42,249    0.6          NA     NA       NA
    Construction: nonowner occupied.......     48,860    0.7      37,480    0.6          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
      Subtotal: CRE Owner Occupied            410,597    6.0     361,791    5.5          NA     NA       NA
      Subtotal: CRE Nonowner Occupied         469,708    7.0     429,331    6.5          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Commercial Land.......................     55,075    0.8      54,197    0.8          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Total Commercial Real Estate Loans          935,380   14.0     845,319   12.9          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Farm Land...............................     13,117    0.2      17,277    0.3          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             2,564,230   38.4   2,556,507   38.9   2,231,717   39.8     14.9
  Memo: Total RE Term Loans...............  2,303,859   34.5   2,311,401   35.2   2,071,526   36.9     11.2
  Memo: Total RE Construction Loans.......    260,371    3.8     245,106    3.7     160,191    2.9     62.5
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Consumer Loans:
  Auto....................................  1,660,977   24.8   1,540,213   23.4          NA     NA       NA
  Student.................................    115,935    1.7     110,231    1.7          NA     NA       NA
  Credit Card Receivables.................    274,054    4.1     275,467    4.2          NA     NA       NA
  Other Consumer..........................    254,060    3.8     241,799    3.7          NA     NA       NA
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,305,026   34.5   2,167,710   33.0   1,793,948   32.0     28.5
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Direct Lease Financing:
TOTAL DIRECT LEASE FINANCING..............    278,127    4.2     275,853    4.2     249,867    4.4     11.3
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS                                 6,685,031  100.0   6,573,203  100.0   5,609,343  100.0     19.2
  Unearned Income.........................    (10,964)           (12,182)           (13,177)          -16.8
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Loans, Net of Unearned Income               6,674,067          6,561,021          5,596,166            19.3
  Reserve for Loan Losses.................   (134,216)          (134,848)          (127,329)            5.4
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                           $6,539,851         $6,426,173         $5,468,837            19.6
========================================= =========== ====== =========== ====== =========== ====== ========

(A) March 31, 1993 figures have been restated to reflect the November 19, 1993 pooling-of-interests merger with First National Financial Corp. (FNFC).  Meaningful comparisons of individual loan categories with periods prior to December 31, 1993 are not possible because FNFC's loan detail did not permit restatement; only the subtotals and totals shown for the year-ago quarter have been restated to include
    FNFC.


FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
For the Three Months Ended March 31, 1994 and 1993
(Fully Taxable Equivalent; in thousands; unaudited)  (A)
Avg Balance Avg Balance  Yield/Rate %                                              Interest Inc/Exp(B)   Change   Changes Due To:
       1994        1993   1994   1993                                                   1994      1993  1994-93   Volume  Rate(C)
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------
                                      INTEREST-EARNING ASSETS/INCOME:
                                      Loans, net of unearned income and
 $6,409,485  $5,428,151   8.54   9.19   deferred taxes on leases (D)                $136,774  $124,746  $12,028  $22,552 ($10,524)
  1,763,348          NA   5.23     NA Investment securities: available for sale (E)   23,054        NA       NA       NA       NA
    302,717          NA   4.68     NA Investment securities: hold to maturity (E)      4,296        NA       NA       NA       NA
  2,066,065   1,756,738   5.07   6.19   Total investment securities (E)               26,173    27,205   (1,032)   4,790   (5,822)
    563,039     474,257   6.78   4.54 Trading account securities                       9,540     5,383    4,157    1,008    3,149
     89,728     231,225   3.15   3.02 Federal funds sold & RP's purchased                707     1,745   (1,038)  (1,068)      30
      3,327       5,916   3.61   3.45 Interest-bearing deposits other banks               30        51      (21)     (22)       1
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------
 $9,131,644  $7,896,287   7.64   8.06 TOTAL INTEREST-EARNING ASSETS                  174,401   159,130   15,271   27,260  (11,989)
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------

                                      INTEREST-BEARING LIABILITIES/EXPENSE:
                                      Interest-bearing deposits:
 $1,055,537    $919,779   1.70   2.04   NOW accounts                                   4,483     4,686     (203)     692     (895)
  2,484,118   2,087,510   2.91   3.18   Savings accounts                              18,102    16,608    1,494    3,155   (1,661)
    383,411     333,794   4.07   4.16   Time deposits $100,000 & over                  3,903     3,474      429      516      (87)
  1,936,099   2,081,997   4.28   4.79   Other time deposits                           20,705    24,906   (4,201)  (1,745)  (2,456)
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------
  5,859,165   5,423,080   3.22   3.66 TOTAL INTEREST-BEARING DEPOSITS                 47,193    49,674   (2,481)   2,618   (5,099)
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------
  1,310,034     981,129   3.08   2.94 Federal funds purchased & RP's sold             10,074     7,218    2,856    2,420      436
     50,071      53,892   4.73   3.77 Other short-term borrowings                        592       508       84      (36)     120
    276,130     121,801   6.25   7.54 Long-term debt                                   4,312     2,295    2,017    2,908     (891)
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------
 $7,495,400  $6,579,902   3.32   3.63 TOTAL INTEREST-BEARING LIABILITIES              62,171    59,695    2,476    7,910   (5,434)
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------
                          7.64   8.06 Interest income/earning assets
                          2.72   3.02 Interest expense/earning assets
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------
                          4.92   5.04 Net interest income/earning assets             112,230    99,435   12,795  $19,350  ($6,555)
                                      Less fully taxable equivalent adjust             1,963     3,582   (1,619)
- ----------- ----------- ------ ------ -------------------------------------------- --------- --------- -------- -------- --------
                                      NET INTEREST INCOME, PER CONSOLIDATED
                                        STATEMENT OF INCOME                         $110,267   $95,853  $14,414
=========== =========== ====== ====== ============================================ ========= ========= ======== ======== ========

(A): Figures have been restated where applicable to reflect the November 19, 1993 pooling-of-interests merger with First National
     Financial Corp..
(B): Interest and rates are presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% in 1993 and 1994.
(C): Changes not due entirely to changes in volume or rate have been allocated to rate.
(D): Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $4,055 and $2,571 for the 1994 and 1993 quarters, respectively.
(E): SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" was adopted January 1, 1994; per the new accounting requirements, detailed comparisons with prior periods are not available (NA).


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
   First Security Corporation (FSC) and its subsidiaries are subject from time to time to various claims and legal actions filed or threatened by customers and others arising in connection with the Corporation's regular business activities. In all litigation filed against it, FSC vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Some legal actions filed against the Corporation seek inflated damage amounts, often in an effort to force compromise of a troubled loan transaction, and are disclosed from time to time in filings with the SEC as required by applicable rules. Since the filing of FSC's 1993 Annual Report and Form 10-K, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC.

Item 4.   Submission of Matters to a Vote of Security Holders

   At the regularly scheduled annual meeting of shareholders held on April 25, 1994, there were 40,821,150 voting shares, or 84.4% of all voting shares outstanding, represented at the meeting. All current members of the Board of Directors were nominated for re-election by Management, and all nominees listed in the proxy statement were elected by the margins noted:

                         Votes     Votes
Nominee:                  For:  Against:      %

James C. Beardall   40,498,712   322,439   99.2
Rodney H. Brady     40,516,736   304,414   99.2
James E. Bruce      40,507,977   313,173   99.2
Thomas D. Dee, II   40,503,571   317,580   99.2
Spencer F. Eccles   40,499,083   322,067   99.2
Morgan J. Evans     40,521,100   300,050   99.3
David P. Gardner    40,477,636   373,515   99.1
Kendall D. Garff    40,437,696   383,454   99.0
U. Edwin Garrison   40,519,366   301,785   99.3
David B. Haight     40,373,009   447,788   98.9
Jay Dee Harris      40,458,438   362,712   99.1
Robert T. Heiner    40,452,287   368,864   99.1
Howard W. Hunter    40,340,146   481,004   98.8
Karen H. Huntsman   40,439,619   381,179   99.0
G. Frank Joklik     40,381,485   439,402   98.9
B. Z. Kastler       40,383,610   437,540   98.9
Joseph G. Maloof    40,386,342   434,809   98.9
Scott S. Parker     40,468,411   352,739   99.1
Arthur K. Smith     40,447,916   372,881   99.1
James L. Sorenson   40,291,159   529,538   98.7
Harold J. Steele    40,378,401   442,396   98.9

   In addition to the election of the Board of Directors, a vote was taken on Shareholder Proposal No. 2: "Proposed Increase in the Number of Shares Available Under the First Security Corporation Comprehensive Management Incentive Plan to 6,437,500 Shares, and Cap on Number of Shares that May Be Awarded to Any Single Person Under the Plan". The Proposal was approved as follows:

                                Votes       Votes
Proposal:                        For:    Against:      %
Shareholder Proposal # 2   32,298,629   5,689,109   85.0

Item 6.   Exhibits and Reports on Form 8-K
   (b)   Reports on Form 8-K:
On January 24, 1994, FSC reported on Form 8-K a press release relating to its Fourth Quarter 1993 earnings.
                                    # # #


SIGNATURES

   Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FIRST SECURITY CORPORATION

Date   May 10, 1994   BY___[SIGNED]_______________________________
                           Scott C. Ulbrich
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                                    # # #


EXHIBIT 11. Computation of Earnings Per Share

FIRST SECURITY CORPORATION
COMPUTATION OF EARNINGS PER SHARE
For the Three Month Periods Ended March 31, 1994 and 1993
(in thousands, except for per share amounts; unaudited)
                                                     Three Months Ended
                                                        1994       1993
- ------------------------------------------------- ---------- ----------
Net Income:
  Per statement of consolidated income............   $33,162    $30,712
  Deduct dividend requirements of preferred stock.        10         11
- ------------------------------------------------- ---------- ----------
Net income applicable to common stock.............    33,152     30,701
  Add dividend requirements of preferred stock....        10         11
- ------------------------------------------------- ---------- ----------
Net income assuming full dilution.................   $33,162    $30,712
================================================= ========== ==========

Net Income Per Share:
  Assuming no dilution............................     $0.67      $0.65
  Assuming full dilution..........................     $0.67      $0.65
================================================= ========== ==========

Average common shares outstanding:
  Average common shares outstanding...............    48,842     46,174
  Common stock equivalents (options)..............     1,020      1,201
Treasury shares...................................      (546)      (437)
- ------------------------------------------------- ---------- ----------
  Assuming no dilution ...........................    49,316     46,938
  Issuable assuming conversion of preferred stock.       162        174
- ------------------------------------------------- ---------- ----------
  Assuming full dilution..........................    49,478     47,112
================================================= ========== ==========

Note: Per share amounts assuming full dilution were computed assuming all outstanding shares preferred stock were converted into common shares on the basis of 12.15 shares of common for each share of preferred, with the elimination of dividends on the preferred stock.  Common stock equivalents are common stock options outstanding accounted for on the treasury stock method for purposes of these calculations.