Form 10-Q
period 1994-06-30
FIRST SECURITY CORP /DE/
filed 1994-08-12
CIK 312367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended
June 30, 1994

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

                      Yes X         No

As of July 31, 1994, outstanding shares of common stock were:
Common Stock, par value $1.25 - 49,177,903
(net of 684,288 treasury shares)




FIRST SECURITY CORPORATION
INDEX

Part I. Financial Information
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income -
         Three Months and Year-To-Date Six Months Ended
         June 30, 1994 and 1993
      Condensed Consolidated Balance Sheets -
         June 30, 1994, December 31, 1993, and June 30, 1993
      Condensed Consolidated Statements of Cash Flows -
         Year-To-Date Six Months Ended
         June 30, 1994 and 1993
      Notes to Condensed Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Management's Discussion and Analysis of Financial Condition and
         Results of Operations
      Supplemental Tables:
         Financial Highlights, Risk-Based Capital Ratios
         Mergers and Acquisitions
         Loans Outstanding
         Rate/Volume Analysis

Part II. Other Information
   Item 1. Legal Proceedings
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share




PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Periods Ended June 30, 1994 and 1993
                                                                     Three Months           Year-To-Date Six Months
(in thousands, except per share data; unaudited)                  1994       1993   %Chg       1994       1993   %Chg
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Interest Income:
  Interest and fees on loans................................  $146,781   $124,908   17.5   $282,784   $247,624   14.2
  Interest and dividends on investment securities:
    Available for sale......................................    26,527         NA     NA     49,199         NA     NA
    Held to maturity........................................     3,685         NA     NA      7,185         NA     NA
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
      Total interest and dividends on investment securities     30,212     27,264   10.8     56,384     52,923    6.5
  Trading account interest..................................    11,427      5,640  102.6     20,953     11,017   90.2
  Federal funds sold and securities purchased...............       369      2,230  (83.5)     1,076      3,975  (72.9)
  Interest-bearing deposits in other banks..................        16         48  (66.7)        46         99  (53.5)
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL INTEREST INCOME                                          188,805    160,090   17.9    361,243    315,638   14.4
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Interest Expense:
  Interest on deposits......................................    48,701     48,476    0.5     95,894     98,150   (2.3)
  Interest on short-term borrowings.........................    19,042      8,819  115.9     29,708     16,545   79.6
  Interest on long-term debt................................     4,717      3,916   20.5      9,029      6,211   45.4
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL INTEREST EXPENSE                                          72,460     61,211   18.4    134,631    120,906   11.4
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Net Interest Income:
  NET INTEREST INCOME                                          116,345     98,879   17.7    226,612    194,732   16.4
  Provision for loan losses.................................       343        (78) 539.7        171      1,898  (91.0)
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            116,002     98,957   17.2    226,441    192,834   17.4
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Noninterest Income:
  Service charges on deposit accounts.......................    15,610     13,820   13.0     30,470     27,191   12.1
  Other service charges, collections, commissions and fees..    18,259     11,584   57.6     31,236     20,536   52.1
  Commissions and fees from fiduciary activities............     5,105      4,728    8.0      9,958      9,036   10.2
  Bankcard servicing & third-party processing fees..........     8,633      7,779   11.0     17,344     15,170   14.3
  Insurance commissions and fees............................     3,162      2,306   37.1      5,763      4,932   16.8
  Other.....................................................      (566)    (3,636)  84.4     (2,162)       399 (641.9)
  Investment securities gains...............................      (247)       158 (256.3)         2        342  (99.4)
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL NONINTEREST INCOME                                        49,956     36,739   36.0     92,611     77,606   19.3
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL INCOME                                                   165,958    135,696   22.3    319,052    270,440   18.0
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Noninterest Expenses:
  Salaries and employee benefits............................    54,247     42,087   28.9    103,558     85,628   20.9
  Net occupancy.............................................     6,367      5,336   19.3     12,118     10,809   12.1
  Furniture and equipment...................................     7,747      6,471   19.7     14,421     12,754   13.1
  Insurance.................................................     6,137      4,983   23.2     11,483      9,840   16.7
  Stationery and supplies...................................     3,773      3,603    4.7      7,776      6,370   22.1
  Bankcard interbank discount and interchange fees..........     3,659      3,161   15.8      7,330      5,973   22.7
  Advertising...............................................     2,573      2,009   28.1      3,917      3,379   15.9
  Telephone.................................................     2,808      2,272   23.6      5,258      4,201   25.2
  Other real estate expense and loss provision..............    (2,495)     2,162 (215.4)    (2,467)     3,119 (179.1)
  Legal.....................................................       923      1,200  (23.1)     1,635      2,319  (29.5)
  Other.....................................................    24,785     16,797   47.6     46,863     30,915   51.6
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL NONINTEREST EXPENSES                                     110,524     90,081   22.7    211,892    175,307   20.9
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
INCOME BEFORE INCOME TAX PROVISION                              55,434     45,615   21.5    107,160     95,133   12.6
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Provision for Income Taxes:
  Operating income..........................................    20,309     15,864   28.0     38,782     34,605   12.1
  Securities transactions...................................       (95)        58 (263.8)        (4)       123 (103.3)
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL PROVISION FOR INCOME TAXES                                20,214     15,922   27.0     38,778     34,728   11.7
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Net Income:
  NET INCOME................................................   $35,220    $29,693   18.6    $68,382    $60,405   13.2
  Dividend requirement of preferred stock...................        10         11   (9.1)        20         22   (9.1)
- - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
NET INCOME APPLICABLE TO COMMON STOCK                          $35,210    $29,682   18.6    $68,362    $60,383   13.2
=========================================================== ========== ========== ====== ========== ========== ======
Earnings Per Common Share:
EARNINGS PER COMMON SHARE...................................     $0.71      $0.62   14.5      $1.38      $1.27    8.7
=========================================================== ========== ========== ====== ========== ========== ======
Cash Dividends Paid or Accrued Per Share:
  Preferred Stock ($3.15 annual rate).......................     $0.79      $0.79             $1.58      $1.58
  Common stock..............................................     $0.26      $0.23   13.0      $0.52      $0.42   23.8
=========================================================== ========== ========== ====== ========== ========== ======

See Notes to Condensed Consolidated Financial Statements.




FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                             June 30  December 31      June 30 June/June
(in thousands; unaudited)                                                       1994         1993         1993  % Change
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Assets:
  Cash and due from banks...............................................    $763,432     $673,877     $586,959      30.1
  Interest-bearing deposits in other banks..............................       1,195       16,461       13,930     (91.4)
  Federal funds sold, securities purchased under resale agreements......      79,459      381,154      383,056     (79.3)
  Trading account securities............................................     725,211      607,854      318,994     127.3
  Investment securites: available for sale .............................   2,127,690           NA           NA        NA
  Investment securities: held to maturity ..............................     268,114           NA           NA        NA
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total investment securities                                              2,395,804    1,762,783    1,862,131      28.7
  (Market values: $2,397,087; $1,794,647; $1,894,389; respectively)
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Loans, net of unearned income.........................................   7,282,550    6,561,021    5,946,520      22.5
    (Unearned income: $11,696; $12,182; $12,664; respectively)
  Reserve for loan losses...............................................    (132,714)    (134,848)    (126,896)      4.6
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total loans, net                                                         7,149,836    6,426,173    5,819,624      22.9
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Premises and equipment, net...........................................     164,074      145,718      138,177      18.7
  Accrued income receivable.............................................      65,836       52,654       55,727      18.1
  Other real estate and other foreclosed assets.........................       8,387       16,465       27,181     (69.1)
  Intangible assets.....................................................     160,737       11,833       13,849   1,060.6
  Other assets..........................................................     220,946      116,717      270,654     (18.4)
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL ASSETS                                                             $11,734,917  $10,211,689   $9,490,282      23.7
======================================================================= ============ ============ ============ =========
Liabilities:
  Deposits:
    Noninterest-bearing.................................................  $1,843,559   $1,697,687   $1,524,768      20.9
    Interest-bearing....................................................   6,043,972    5,806,020    5,453,683      10.8
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total deposits                                                           7,887,531    7,503,707    6,978,451      13.0
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Federal funds purchased, securities sold under repurchase agreements..   2,333,260    1,387,109    1,127,019     107.0
  U.S. Treasury demand notes............................................      23,022       43,645       31,527     (27.0)
  Other short-term borrowings...........................................      55,103       56,151       22,671     143.1
  Accrued income taxes..................................................      84,359       85,837       87,177      (3.2)
  Accrued interest......................................................      19,587       17,429       17,152      14.2
  Other liabilities.....................................................     161,284       57,244      211,896     (23.9)
  Long-term debt........................................................     312,005      224,836      237,895      31.2
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL LIABILITIES                                                         10,876,151    9,375,958    8,713,788      24.8
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Stockholders' Equity:
  Preferred stock: Series "A", $3.15 cumulative convertible
    (13; 13; 14; shares, respectively)..................................         675          703          726      (7.0)
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Common Stockholders' Equity:
    Common stock:  par value $1.25
      (49,859; 48,787; 46,972; shares, respectively)....................      62,323       60,983       58,715       6.1
    Paid-in surplus.....................................................     136,928      122,549      103,341      32.5
    Retained earnings...................................................     700,582      657,446      619,372      13.1
    Net unrealized gain (loss) on securities available for sale.........     (26,548)          NA           NA        NA
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
    Subtotal                                                                 873,285      840,978      781,428      11.8
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
    Common treasury stock, at cost
      (682; 350; 355; shares, respectively).............................     (15,194)      (5,950)      (5,660)    168.4
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  TOTAL COMMON STOCKHOLDERS' EQUITY                                          858,091      835,028      775,768      10.6
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL STOCKHOLDERS' EQUITY                                                   858,766      835,731      776,494      10.6
- - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $11,734,917  $10,211,689   $9,490,282      23.7
======================================================================= ============ ============ ============ =========

See Notes to Condensed Consolidated Financial Statements.




FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year-To-Date Six Months Ended June 30, 1994 and 1993
                                                                        Year-To-Date Six Months
(in thousands; unaudited)                                                      1994        1993
- - ----------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           ($96,115)   $121,476
- - ----------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities: available for sale........    476,399         976
Proceeds from matured investment securities: available for sale.........    288,157          NA
Proceeds from matured investment securities: held to maturity...........     61,255          NA
- - ----------------------------------------------------------------------- ----------- -----------
Total proceeds from matured investment securities                           349,412     438,649
Purchases of investment securities: available for sale.................. (1,403,514)         NA
Purchases of investment securities: held to maturity....................    (32,910)         NA
- - ----------------------------------------------------------------------- ----------- -----------
Total purchases of investment securities                                 (1,436,424)   (519,642)
Net (increase) decrease in interest-bearing deposits in other banks.....     15,266      (3,893)
Net (increase) decrease in credit card receivables......................      3,488      26,183
Net (increase) decrease in loans .......................................   (825,614)   (486,350)
Proceeds from sales of loans............................................    445,628     260,444
Purchases of premises and equipment.....................................    (16,954)     (7,214)
Purchases of assets to be leased........................................   (132,753)    (55,136)
Proceeds from sales of other real estate................................     19,807       1,321
Payments to improve other real estate...................................     (1,275)     (1,353)
Purchases of subsidiaries, net of cash acquired.........................   (101,909)     17,863
- - ----------------------------------------------------------------------- ----------- -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (1,204,929)   (328,152)
- - ----------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits.........................................    290,677       4,280
Increase (decrease) in Federal funds purchased, securities sold under
  repurchase agreements, and U.S. Treasury demand notes.................    925,528     176,539
Net change in short-term borrowings and long-term debt..................    (96,901)    106,197
Sales of treasury and common stock......................................      5,202       3,900
Purchases of treasury stock.............................................    (10,246)       (936)
Cash dividends..........................................................    (25,356)    (17,668)
- - ----------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,088,904     272,312
- - ----------------------------------------------------------------------- ----------- -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (212,140)     65,636
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,055,031     904,379
- - ----------------------------------------------------------------------- ----------- -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $842,891    $970,015
======================================================================= =========== ===========

See Notes to Condensed Consolidated Financial Statements.




FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Year-To-Date Six Months Ended June 30, 1994 and 1993
                                                                        Year-To-Date Six Months
(in thousands, except share amounts; unaudited)                                1994        1993
- - ----------------------------------------------------------------------- ----------- -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest..............................................................   $132,473    $121,784
  Income taxes..........................................................     32,122      23,070
======================================================================= =========== ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of preferred shares to common shares:
  Preferred shares converted............................................        544       1,078
  Common shares issued..................................................      6,597      13,087
  Conversion value......................................................        $29         $57

Loans transferred to other real estate..................................     $7,257      $2,424

Securities transferred from held to maturity to available for sale in
  conjunction with adoption of SFAS No. 115............................. $1,417,217          NA

Net unrealized gain (loss) on securities available for sale
  (included in stockholders' equity equity).............................    $26,548          NA

Pooling-of-interests acquisitions:
  Assets acquired.......................................................    $75,242    $116,743
  Liabilities assumed...................................................    $63,680    $108,397
  FSC shares issued.....................................................    842,118     765,228

Purchase acquisitions:
  Fair value of assets acquired.........................................   $359,519
  Liabilities assumed...................................................   $244,588
  Cash paid for the capital stock.......................................   $116,233
======================================================================= =========== ===========

See Notes to Condensed Consolidated Financial Statements.




FIRST SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of First Security Corporation ("FSC") contain all adjustments (consisting of normal recurring accruals) necessary to present fairly: FSC's results of operations for the three months and the year-to-date six months in the periods ended June 30, 1994 and 1993; FSC's financial position as of June 30, 1994, December 31, 1993, and June 30, 1993; and cash flows for the year-to-date six months in the periods ended June 30, 1994 and 1993.

2. The results of operations for the three months and the year-to-date six month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. As required by applicable accounting rules, all historical amounts in this report have been restated to reflect the effects of the November 19, 1993 pooling-of-interests merger with First National Financial Corporation ("FNFC"; located in Albuquerque, New Mexico).
     Financial statements and commentary incorporate fair market valuations for balances added, as well as earnings since their acquisition, from 11 financial institutions acquired in 1993, and three financial institutions acquired in the year-to-date six months of 1994. Under applicable accounting rules, those acquisitions acquired as pooling-of-interests mergers, except FNFC, were not material to FSC's consolidated operations, so historical amounts were not restated.
      On February 18, 1994, First Security Bank of Wyoming acquired the Evanston and Bridger Valley, Wyoming branches of Equality State Bank (headquartered in Cheyenne, Wyoming) with approximately $31 million in assets and $31 million in deposits in those two branches. This acquisition was accounted for using the purchase method of accounting.
      On April 29, 1994, First Security Bank of Utah, N.A. (FSB Utah) acquired CrossLand Mortgage Acquisition Corporation (CrossLand), the parent company of CrossLand Mortgage Corp. (not affiliated with CrossLand Savings Bank), a 1-to-4 family residential mortgage loan originator and servicer which has 60 offices in 18 states across the country. This acquisition was accounted for using the purchase method of accounting.
      On May 20, 1994, FSB Utah acquired Community First Bank (headquartered in Clearfield, Utah) with five branches, $74 million in assets, and $62 million in deposits. This acquisition was accounted for using the pooling-of-interests method of accounting.
      On July 15, 1994, First Security Bank of Idaho, N.A. acquired American Ban Corporation (headquartered in Boise, Idaho) with four branches, $64 million in assets, and $51 million in deposits. This acquisition was accounted for using the purchase method of accounting.

4. For the periods ended June 30, 1994 and 1993, per share amounts assuming full dilution were not separately disclosed because they did not differ significantly from primary earnings per share.

5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, as well as Federal funds sold and securities purchased under resale agreements.

6.  Information as to preferred and common shares (in thousands):
                                       June 30  December 31      June 30
                                          1994         1993         1993
      Preferred Stock Outstanding           13           13           14
      Common Stock Issued               49,859       48,787       46,972
      Common Treasury Stock                682          350          355

7. On January 1, 1994, FSC adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". SFAS 112 requires the Corporation to accrue benefits to be provided to former or inactive employees after employment but before retirement, such as salary continuation , severance pay, or health care benefits. The impact of SFAS 112 on FSC has not been, and is not expected to be, material in relation to the consolidated financial statements.

8. On January 1, 1994, FSC adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the Corporation to classify its investment portfolio securities as either held to maturity, available for sale, or trading. Held to maturity securities are accounted for at amortized cost; available for sale securities are accounted for at fair value with the tax-effected unrealized gain/loss reported as a net amount in a separate component of stockholders' equity; and trading securities are accounted for at fair value with unrealized gains/losses included in earnings.
      The adoption of SFAS 115 on January 1, 1994 resulted in the reclassification of $1.42 billion of investment securities as available for sale to reflect FSC's investment-holding strategy under the new statement, and an increase in the carrying value of such investments of approximately $13.98 million, with corresponding increases in stockholders' equity of approximately $8.89 million and deferred income tax liabilities of $5.10 million.
      At June 30, 1994, investment securities available for sale had a fair value of $2.13 billion and an amortized cost basis of $2.17 billion, which included gross unrealized holding gains of $9.68 million and gross unrealized holding losses of $51.84 million that were recognized on a tax-effected basis as a $26.55 million net unrealized loss on securities available for sale in stockholders' equity.
      Implementation of SFAS 115 will result in additions to or deductions from FSC's total stockholders' equity as the result of fluctuations in fair value of investment securities available for sale.
      At June 30, 1994, investment securities held to maturity had a fair value of $269.40 million and an amortized cost basis of $268.11 million, which included gross unrealized holding gains of $4.50 million and gross unrealized holding losses of $3.21 million or a $1.29 million net unrealized gain on investment securities held to maturity.
# # #




PART 1. FINANCIAL INFORMATION
Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

ANALYSIS OF RESULTS OF OPERATIONS
   First Security Corporation ("FSC") earned record net income of $35.22 million for the second quarter of 1994, an increase of $5.53 million (18.6%) over the $29.69 million earned in the second quarter of 1993 (see Financial Statements: Condensed Consolidated Statements of Income). This was the highest quarterly net income ever earned by FSC, and was the fourth time in the past six quarters that FSC achieved record earnings. The increase in net income for the second quarter of 1994 was due primarily to the 19.0% growth in average earning assets, combined with a lower overall average funding cost and higher noninterest income.
   Net income for the second quarter of 1994 generated a 1.29% return on average assets ("ROAA") and a 16.49% return on average equity ("ROAE"), compared with a 1.30% ROAA and a 15.49% ROAE for the year-ago quarter. The quarter's net income per share was $0.71, up $0.09 (14.5%) from $0.62 one year ago.
   For the 1994 year-to-date period, net income totaled $68.38 million, up $7.98 million (13.2%) over the corresponding period in 1993. This generated a 1.31% ROAA and a 16.12% ROAE for year-to-date 1994, compared with a 1.36% ROAA and a 16.15% ROAE for the same period in 1993. Year-to-date net income per share was $1.38 for 1994, up $0.11 (8.7%) from $1.27 for the year-ago period.
   FSC's financial statements have been restated to reflect the November 19, 1993 pooling-of-interests merger with First National Financial Corporation ("FNFC") and its wholly-owned subsidiary First National Bank in Albuquerque (renamed First Security Bank of New Mexico), headquartered in Albuquerque, New Mexico with $1.13 billion in deposits and 26 branches.
   Net interest income on a fully-taxable equivalent ("FTE") basis rose to $118.31 million for the second quarter of 1994, up $17.21 million (17.0%) from the year-ago quarter, and totaled $230.54 million for year-to-date 1994, up $30.01 million (15.0%) from the year-ago period (see Supplemental Table: Rate / Volume Analysis). These increases were due to the growth in average earning assets, particularly in residential mortgage loans and consumer loans, reflecting FSC's position as the leading consumer lender in Utah and Idaho. The FTE net interest margin was 4.79% for the second quarter of 1994, down from 4.87% for the year-ago quarter and 4.92% for the first quarter of 1994. This lower quarterly net interest margin was largely the result of FSC's reliance upon borrowed funds to support earning asset growth which exceeded deposit growth. The FTE net interest margin was 4.85% for year-to-date 1994, down from 4.95% for the year-ago period and 4.95% for all of 1993. This lower year-to-date net interest margin reflected decreased yields from fixed rate mortgage and instalment loans resulting from the runoff of older, higher yielding balances. Those pressures were partially offset by lower average funding costs and higher yields generated from market-rate sensitive assets.
   The provision for loan losses was $343 thousand for the second quarter of 1994, up $421 thousand from a net recovery for the year-ago quarter, and totaled $171 thousand for year-to-date 1994, down $1.73 million (91.0%) from the year-ago period (see Section: Asset Quality - Reserve For Loan Losses; see also Supplemental Table: Financial Highlights - Reconciliation of the Reserve For Loan Losses). Net loans charged off included in this provision were $2.49 million for the quarter, up $278 thousand (12.6%) from the year-ago quarter, and totaled $3.16 million for year-to-date 1994, down $1.55 million (32.9%) from the year-ago period. Reflecting excellent asset quality, the ratio of net loans charged off to average loans was a low 0.14% for the quarter, down from 0.15% for the year-ago quarter, and was 0.09% for year-to-date 1994, down from 0.17% for the year-ago period.
   Noninterest income rose to $49.96 million for the second quarter of 1994, up $13.22 million (36.0%) from the year-ago quarter, and totaled $92.61 million for year-to-date 1994, up $15.00 million (19.3%) from the year-ago period. These increases came largely from acquisitions and volume-related growth in service charges on accounts, real estate loan servicing fees, bankcard and third-party processing fees, and trust activities.
   Noninterest expenses, including all acquisitions, were $110.52 million for the second quarter of 1994, up $20.44 million (22.7%) from the year-ago quarter, and totaled $211.89 million for year-to-date 1994, up $36.58 million (20.9%) from the year-ago period. These increases were impacted by both acquisitions and volume-related growth.
   In the 12 months since June 30, 1993, FSC completed 10 acquisitions (in addition to FNFC) that did not require restatement of FSC's financial statements, thereby creating significant period-to-period increases in noninterest expenses. These acquisitions added 17 domestic bank offices and 60 domestic mortgage loan offices to FSC's operations and were the primary factor behind the 22.6% rise in the number of FSC employees. CrossLand Mortgage Acquisition Corporation ("CrossLand") and First Security Bank of Nevada ("FSB Nevada") were the largest of these acquisitions, with combined noninterest expenses of $14.91 million for the second quarter of 1994 and $17.97 million for year-to-date 1994.
   FSC's "core" noninterest expenses, excluding the noninterest expenses of CrossLand and FSB Nevada, were $95.62 million for the second quarter of 1994, up $5.54 million (6.1%) from the year-ago quarter, and totaled $193.92 million for year-to-date 1994, up $18.61 million (10.6%) from the year-ago period.
   FSC's efficiency ratio (the ratio of noninterest expenses to the sum of FTE net interest income and noninterest income), including all acquisitions, was 65.68% for the second quarter of 1994, compared with 65.35% for the year-ago quarter, and 65.57% for year-to-date 1994, compared with 63.03% for the year-ago period.
   FSC's "core" efficiency ratio, excluding the total impact of CrossLand and FSB Nevada, was 62.51% for the second quarter of 1994, improved from 65.35% for the year-ago quarter, and 63.99% for year-to-date 1994, compared with 63.03% for the year-ago period.
   The provision for income taxes for the second quarter of 1994 was $20.21 million on pre-tax income of $55.43 million, resulting in an effective quarterly tax rate of 36.5% compared with 34.9% one year ago. For year-to-date 1994, the provision for income taxes totaled $38.78 million on pre-tax income of $107.16 million, resulting in an effective year-to-date tax rate of 36.2% compared with 36.5% for the year-ago period.

ANALYSIS OF FINANCIAL CONDITION
   As described in this and following sections, FSC continued to increase its earning assets, strengthen its asset quality, and maintain a strong total capital position as of June 30, 1994, as compared to both December 31, 1993, and June 30, 1993.
   FSC's total assets were a record $11.73 billion at June 30, 1994, up $2.24 billion (23.7%) from June 30, 1993 and up $1.52 billion (14.9%)
from December 31, 1993 (see Financial Statements: Condensed Consolidated Balance Sheets). Total earning assets were $10.48 billion at quarter end, up $1.96 billion (23.0%) from one year ago and up $1.15 billion (12.4%) from the year end (see Section: Interest-Earning Assets and Asset Quality). This was due primarily to growth in the loan portfolio, plus the positive impact of recent acquisitions, and planned corporate growth. Loans were a record $7.28 billion at quarter end, up $1.34 billion (22.5%) from one year ago and up $722 million (11.0%) from year end. Increases occurred in every loan category, particularly in consumer loans and real estate secured loans.
   The combined balance of interest-bearing deposits in other banks, Federal funds sold and securities purchased under resale agreements, and trading account securities was $805.87 million at June 30, 1994, up $89.89 million (12.6%) from June 30, 1993, but down $199.60 million (19.9%) from December 31, 1993. Historically, these balances have fluctuated significantly in response to both market conditions and the Corporation's need for funds. Fluctuations in other assets and other liabilities are due to accounts receivable and accounts payable related to unsettled transactions arising from the purchase and sale of securities. Intangible assets were $160.74 million at June 30, 1994, up $146.89 million (1,060.6%) from June 30, 1993 and up $148.90 million
(1,258.4%) from December 31, 1993. This was due to the acquisition of CrossLand, which created $63.85 million in mortgage servicing rights and $85.05 million in goodwill.
   Total deposits were a record $7.89 billion at June 30, 1994, up $909 million (13.0%) from June 30, 1993, and up $384 million (5.1%) from December 31, 1993. As with total assets, the increase from one year ago was due to the positive impact of recent acquisitions and planned corporate growth. At quarter end, total deposits consisted of: interest-bearing deposits of $6.04 billion, up $590 million (10.8%) from one year ago and up $238 million (4.1%) from year end; and noninterest-bearing deposits of $1.84 billion, up $319 million (20.9%) from one year ago and up $146 million (8.6%) from year end. The relatively high percentage of noninterest-bearing deposits to total deposits has helped to reduce FSC's cost of supporting its earning assets, and was 23.37% at June 30, 1994, compared with 21.85% one year ago and 22.62% at year end.
   In addition to deposits, FSC supported the growth in its earning assets with borrowed funds and equity. Borrowed funds totaled $2.72 billion at June 30, 1994, up $1.30 billion (91.9%) from June 30, 1993, and up $1.01 billion (59.1%) from December 31, 1993. These increases occurred in: Federal funds purchased and securities sold under repurchase agreements, which were $2.33 billion at quarter end, up $1.21 billion (107.0%) from one year ago and up $946 million (68.2%) from the year end; and long-term debt, which was $312.01 million at quarter end, up $74.11 million (31.2%) from one year ago and up $87.17 million (38.8%) from the year end, due to advances from the Federal Home Loan Bank to support retention of mortgage loans originated by the Corporation.
   Maintaining a strong total capital position has been and continues to be a high priority for FSC (see Section: Capital Adequacy). Total stockholders' equity increased to a record $858.77 million at June 30, 1994, up $82.27 million (10.6%) from June 30, 1993, and up $23.04 million (2.8%) from December 31, 1993. This growth was due primarily to record earnings combined with the effects of acquisitions.

INTEREST-EARNING ASSETS and ASSET QUALITY
   FSC borrowers reside principally in those states where the Corporation has its banking offices (Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming) as well as in contiguous market areas. FSC has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan and investment securities portfolios. These include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and adequacy of the reserve for loan losses.
   Loans:
      FSC's loan portfolio, net of unearned income but before the reserve for loan losses, totaled a record $7.28 billion at June 30, 1994, up $1.34 billion (22.5%) from June 30, 1993 and up $722 million (11.0%) from December 31, 1993. In comparing the various components of the Corporation's loan portfolio at June 30, 1994, with June 30, 1993 and December 31, 1993, the following points should be noted (see Supplemental Table: Loans Outstanding):
      1. Commercial loans totaled $1.64 billion, up $169 million (11.4%) from the year-ago quarter and up $70 million (4.5%) from year-end 1993. This was due primarily to increases in loans made to FSC's small- and middle-market customers.
      2. Real estate secured loans totaled $2.84 billion, up $538 million (23.4%) from the year-ago quarter and up $296 million (11.6%) from year-end 1993. This was due in large part to the CrossLand acquisition, combined with the effects of other acquisitions and increased retention of loans. For balance sheet management purposes, FSC did not retain all newly-originated fixed-rate mortgage loans but passed some through to secondary markets while retaining the majority of the loan servicing. FSC's acquisition of CrossLand allows FSC to expand its real estate lending activities nationwide (see Section: Mergers and Acquisitions).
      3. Consumer loans totaled $2.50 billion, up $576 million (30.0%) from the year-ago quarter and up $330 million (15.2%) from year-end 1993. This was due primarily to growth in indirect auto loans, reflecting FSC's position as the leading consumer lender in both Utah and Idaho.
   Problem Assets:
      Problem assets were reduced to $42.18 million at June 30, 1994, down $58.67 million (58.2%) from June 30, 1993, and down $17.79 million (29.7%) from December 31, 1993 (see Supplemental Table: Financial Highlights - Problem Assets and Financial Highlights - Selected Ratios). The ratio of total problem assets to total loans and ORE was 0.58% at quarter end, down from 1.69% one year ago and 0.91% at year end. This decrease was due to a healthy regional economy and continued high loan underwriting standards. Despite a general downward trend in problem assets over the past two years, it has been FSC's experience that economic cycles and loan-specific events beyond its control cause cyclical fluctuations in problem assets, sometimes with little or no warning. This has led the Corporation to take a conservative approach in its analysis of the reserve for loan losses. As discussed below, significant reductions were achieved in nearly all categories of problem assets as of June 30, 1994.
      Nonaccruing loans were $24.61 million at June 30, 1994, down $39.91 million (61.9%) from June 30, 1993, and down $11.74 million (32.3%) from December 31, 1993. Nonaccruing loans equaled 0.34% of the loan portfolio at quarter end, down from 1.09% one year ago and 0.55% at year end.
      ORE and other foreclosed assets were $8.39 million at June 30, 1994, down $18.79 million (69.1%) from June 30, 1993, and down $8.08 million (49.1%) from December 31, 1993. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
      Accruing loans past due 90 days or more were $9.18 million at quarter end, down $34 thousand (0.4%) from June 30, 1993, but up $2.03 million (28.4%) from year end.
      Potential problem loans identified by FSC were $19.18 million at June 30, 1994, down $4.45 million (18.8%) from year-end 1993. Potential problem loans consisted primarily of commercial real estate loans and commercial loans. These loans are less than 90 days delinquent and are accruing. In identifiying potential problem loans, FSC considers the repayment source, the value of the collateral, and the borrower's ability and willingness to repay the loan. All significant additions to problem assets had been previously identified as potential problem loans. Meaningful comparisons of the current quarter with periods prior to December 31, 1993 are not possible because FNFC did not identify potential problem loans; potential problem loans excluding FSB New Mexico and FSB Nevada were $26.36 million at June 30, 1993.
   Reserve for Loan Losses:
      In keeping with its philosophy of maintaining a conservative balance sheet, particularly in the face of uncertainties in the national/global economy and the strong economic expansion in its primary markets, FSC continued to maintain its conservative reserve for loan loss position. The Corporation's philosophy regarding the adequacy and use of its reserve was discussed in detail on pages 50 through 53 of its combined 1993 Annual Report and Form 10-K.
      The reserve for loan losses was $132.71 million at June 30, 1994, up $5.82 million (4.6%) from June 30, 1993, but down $2.13 million (1.6%) from December 31, 1993 (see Supplemental Table: Financial Highlights - Reconciliation of the Reserve for Loan Losses). Growth in the reserve was less than growth in loans due to improved asset quality and the acquisition of CrossLand which had loans held for resale which did not need corresponding reserves. The resulting ratio of the reserve for loan losses to total loans was 1.82% at quarter end, down from 2.13% one year ago and 2.06% at year end. At the same time, the "coverage" ratio (the ratio of the reserve for loan losses to nonaccruing loans) was 539.27% on June 30, 1994, up from 196.68% one year ago and 370.93%
at year end. This increase in the reserve was mostly the result of merger transactions which added reserves of $6.18 million during the last 12 months and $851 thousand in the year-to-date six months.
      FSC charges loan losses against the reserve for loan losses when such losses become probable and subject to reasonable estimation. Net loans charged off were $2.49 million for the quarter, up $278 thousand (12.6%) from the year-ago quarter, and totaled $3.16 million for year-to-date 1994, down $1.55 million (32.9%) from the year-ago period (see Supplemental Table: Financial Highlights - Reconciliation of the Reserve for Loan Losses). Net losses continued to be low due to the combined effect of a healthy regional economy, excellent asset quality, and a high level of recoveries on loans charged off. The ratio of net loans charged off to average loans was a low 0.14% for the quarter, down from 0.15% for the year-ago quarter, and was 0.09% for year-to-date 1994, down from 0.17% for the year-ago period.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY
   Maintaining a strong total capital position has been and continues to be a high priority for FSC. Total stockholders' equity increased to a record $858.77 million at June 30, 1994, up $82.27 million (10.6%) from June 30, 1993, and up $23.04 million (2.8%) from December 31, 1993.
This was due primarily to record earnings combined with the effects of acquisitions. The acquisition of CrossLand and the resulting growth in total assets and intangible assets impacted the Corporation's equity ratios during the second quarter of 1994. The ratio of stockholders' equity to total assets was 7.32% at June 30, 1994, compared with 8.18% one year ago and 8.18% at year-end 1993. For the same periods, the ratio of tangible common equity to tangible total assets was 6.03%, compared with 8.04% one year ago and 8.07% at year-end 1993 (see Supplemental Table: Financial Highlights - Selected Ratios).
   FSC's risk-based capital ratios at June 30, 1994, were: Tier 1 at 9.92%, compared with 11.82% at year end, and Total Capital at 12.12%, compared with 14.15% at year end (see Supplemental Table: Financial Highlights - Risk-Based Capital Ratios). All of FSC's equity-related ratios exceeded the regulatory minimums, reflecting the Corporation's long-standing emphasis on a strong total capital position. FSC and its subsidiary banks are classed as "well-capitalized institutions" according to the regulatory definition for risk-based capital ratios.
   On January 24, 1994, FSC increased its quarterly cash dividend paid to $0.26 per share, up $0.03 per share (13.0%) from the previous $0.23 per share. This increased quarterly cash dividend, paid June 6, 1994 to shareholders of record on May 20, 1994, equals an annualized dividend rate of $1.04 per share, up $0.12 per share (13.0%) from the previous $0.92 per year.
   The continuing 1994 dividend marked the 60th consecutive year in which the Corporation has paid cash dividends. National and state banking and insurance regulations impose restrictions on the ability of FSC's bank and insurance subsidiaries to transfer funds to the Corporation in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSC's current dividend policy. The Corporation's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

MERGERS AND ACQUISITIONS
   FSC's merger and acquisition activity (See Supplemental Table: Mergers and Acquisitions) reflects management's strategy of diversifying and enhancing the Corporation's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities in new and existing markets. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise.
   On April 29, 1994, First Security Bank of Utah, N.A. (FSB Utah) acquired CrossLand Mortgage Acquisition Corporation ("CrossLand"), the parent company of CrossLand Mortgage Corp. (not affiliated with CrossLand Savings Bank), a 1-to-4 family residential mortgage loan originator and servicer which has 60 offices in 18 states across the country. This acquisition was accounted for using the purchase method of accounting.
   On May 20, 1994, FSB Utah acquired Community First Bank
(headquartered in Clearfield, Utah) with five branches, $74 million in assets, and $62 million in deposits. This acquisition was accounted for using the pooling-of-interests method of accounting.
   On July 15, 1994, First Security Bank of Idaho, N.A. acquired
American Ban Corporation (headquartered in Boise, Idaho) with four branches, $64 million in assets, and $51 million in deposits.
This acquisition was accounted for using the purchase method of accounting.
   Currently, FSC has announced a pending purchase of Star Valley State Bank ("Star Valley"; located in Afton, Wyoming) with one branch and $57 million in deposits. This acquisition is expected to be completed on August 22, 1994.

NATIONAL & REGIONAL ECONOMY
   Changes in monetary policy and rising interest rates dominated the United States economic landscape and financial markets in the second quarter. With a series of four adjustments, the Federal Reserve increased short-term interest rates from 3.00% to 4.25%. Yields in the nation's bond market also rose by essentially the same magnitude, thus keeping the yield-curve spread nearly unchanged. Economic growth in the second quarter of 1994 was 3.7% - slightly faster than the 3.3% gain recorded in the first quarter of 1994. Job growth has improved and should remain healthy in the second half of 1994. Financial markets continue to evaluate future inflation potential with considerable caution. Inflation, as measured by the broad indices, remains below 3.0%, but investors are concerned about higher commodity prices, near-capacity utilization of resources, and the U.S. dollar's weakness in foreign exchange markets. In the months ahead, as cyclical pressures continue to mount, further increases in short-term interest rates will probably occur in the marketplace.
   The regional economy served by FSC remains among the fastest-growing areas in the United States. Job growth in the second quarter continued to be exceptionally strong, accelerating above the 1993 average. In April, Nevada, Utah, and Idaho were the top three states in new employment opportunities. Despite higher mortgage rates, single-family and apartment construction and residential real estate sales experienced significant increases during the January to May period. Consumer confidence is strong, which, combined with a growing population, is sustaining large gains in retail sales.
# # #


PART 1. FINANCIAL INFORMATION
Item 2. Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(restated, in thousands, except per share data and ratios; unaudited)
                                                   2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr      Year To Date Six Months
                                                      1994       1994       1993       1993       1993       1994       1993   %Chg
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Common Stock Data:
Earnings per common share.......................      0.71       0.67       0.43       0.68       0.62       1.38       1.27    8.7
Dividends paid per common share.................      0.26       0.26       0.23       0.23       0.23       0.52       0.42   23.8
Book value EOP..................................     17.45      17.44      17.24      17.12      16.64      17.45      16.64    4.9
Market price (bid) EOP..........................     29.00      27.75      25.75      28.00      28.25      29.00      28.25    2.7
  High bid for the period.......................     31.00      29.00      30.00      28.50      30.00      31.00      30.25    2.5
  Low bid for the period........................     27.25      25.75      24.00      26.50      25.50      25.75      25.50    1.0
Market capitalization EOP: mktprice x #comshrs.. 1,426,133  1,337,994  1,247,253  1,322,804  1,316,930  1,426,133  1,316,930    8.3
Market price EOP / book value EOP............(%)    166.19     159.12     149.36     163.55     169.76     166.19     169.76
Dividend payout ratio: dividend / EPS........(%)     36.62      38.81      53.49      33.82      37.10      37.68      33.07
Dividend yield: dividend / market price......(%)      3.59       3.75       3.57       3.29       3.26       3.59       3.26
Price / earnings ratio: mktprice / 4 qtrs earn..      11.6       11.6       10.8       10.7       14.6       11.6       14.6
Common shares outstanding: EOP..................    49,177     48,216     48,437     47,243     46,617     49,177     46,617    5.5
Common shares outstanding: average..............    49,845     49,478     48,969     48,147     47,829     49,662     47,473    4.6
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Income:
Net interest income.............................   116,345    110,267    105,863    103,343     98,879    226,612    194,732   16.4
Fully-taxable equivalent (FTE) adjustment.......     1,966      1,963      2,922     (1,092)     2,221      3,929      5,803  -32.3
Net interest income, FTE........................   118,311    112,230    108,785    102,251    101,100    230,541    200,535   15.0
Provision for loan losses.......................       343       (172)     4,647      5,139        (78)       171      1,898  -91.0
Noninterest income..............................    49,956     42,655     46,446     43,107     36,739     92,611     77,606   19.3
Noninterest expenses............................   110,524    101,368    116,015     94,824     90,081    211,892    175,307   20.9
Net income......................................    35,220     33,162     21,064     32,587     29,693     68,382     60,405   13.2
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Average Balance Sheet:
Investment securities........................... 2,270,250  2,066,065  1,713,775  1,768,370  1,932,218  2,168,722  1,844,963   17.5
Loans, net of unearned income................... 6,993,753  6,547,493  6,314,632  6,037,540  5,745,825  6,771,483  5,654,293   19.8
Reserve for loan losses.........................  (134,270)  (135,122)  (130,881)  (127,787)  (128,874)  (134,694)  (128,258)   5.0
Total interest-earning assets................... 9,883,013  9,131,644  8,683,703  8,384,769  8,304,335  9,509,031  8,100,465   17.4
Total assets....................................10,956,238 10,060,915  9,638,743  9,301,245  9,180,421 10,511,041  8,951,113   17.4
Interest-bearing deposits....................... 6,038,334  5,859,165  5,667,076  5,510,779  5,506,463  5,949,245  5,465,002    8.9
Short-term borrowed funds....................... 1,955,541  1,360,105  1,172,030  1,125,109  1,151,294  1,659,467  1,090,317   52.2
Long-term debt..................................   300,304    276,130    225,701    235,474    232,054    288,284    177,232   62.7
Total interest-bearing liabilities.............. 8,294,179  7,495,400  7,064,807  6,871,362  6,889,811  7,896,996  6,732,551   17.3
Total deposits.................................. 7,654,370  7,381,661  7,265,005  6,985,568  6,889,948  7,518,769  6,784,136   10.8
Stockholders' equity............................   856,672    854,677    830,817    798,433    769,074    855,680    754,195   13.5
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
End of Period Balance Sheet:
Investment securities........................... 2,395,804  2,230,114  1,762,783  1,760,168  1,862,131  2,395,804  1,862,131   28.7
Loans, net of unearned income................... 7,282,550  6,674,067  6,561,021  6,185,830  5,946,520  7,282,550  5,946,520   22.5
Reserve for loan losses.........................  (132,714)  (134,216)  (134,848)  (130,726)  (126,896)  (132,714)  (126,896)   4.6
Total interest-earning assets...................10,484,219  9,816,274  9,329,273  8,797,725  8,524,631 10,484,219  8,524,631   23.0
Total assets....................................11,734,917 10,745,283 10,211,689  9,725,657  9,490,282 11,734,917  9,490,282   23.7
Interest-bearing deposits....................... 6,043,972  5,953,168  5,806,020  5,523,565  5,453,683  6,043,972  5,453,683   10.8
Short-term borrowed funds....................... 2,411,385  1,848,100  1,486,905  1,289,505  1,181,217  2,411,385  1,181,217  104.1
Long-term debt..................................   312,005    297,538    224,836    226,505    237,895    312,005    237,895   31.2
Total interest-bearing liabilities.............. 8,767,362  8,098,806  7,517,761  7,039,575  6,872,795  8,767,362  6,872,795   27.6
Total deposits.................................. 7,887,531  7,509,666  7,503,707  7,061,649  6,978,451  7,887,531  6,978,451   13.0
Stockholders' equity............................   858,766    841,647    835,731    809,677    776,494    858,766    776,494   10.6
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
End of Period Problem Assets:
Nonaccruing loans:
  Commercial....................................     8,373      8,874      9,408     13,143     12,565      8,373     12,565  -33.4
  Real estate...................................    15,394     16,603     23,817     39,181     50,584     15,394     50,584  -69.6
  Consumer......................................       203        139        546        294        281        203        281  -27.8
  Direct lease financing........................       640        895      1,484        151        300        640        300  113.3
  Renegotiated..................................         0      1,257      1,099        938        790          0        790     NA
Total nonaccruing loans.........................    24,610     27,768     36,354     53,707     64,520     24,610     64,520  -61.9
ORE and other foreclosed assets.................     8,387     14,842     16,465     23,052     27,181      8,387     27,181  -69.1
Total nonperforming assets......................    32,997     42,610     52,819     76,759     91,701     32,997     91,701  -64.0
Accruing loans past due 90 days or more.........     9,184     10,318      7,155      8,310      9,150      9,184      9,150    0.4
Total problem assets............................    42,181     52,928     59,974     85,069    100,851     42,181    100,851  -58.2
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
End of Period Other Data (not rounded to thousands):
Full-time equivalent employees..................     7,427      6,420      6,318      6,259      6,059      7,427      6,059   22.6
Total domestic bank offices.....................       253        249        245        239        236        253        236    7.2
=============================================== ========== ========== ========== ========== ========== ========== ========== ======

See Notes to Condensed Consolidated Financial Statements.
EOP: End of period.



FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                   2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr      Year To Date Six Months
                                                      1994       1994       1993       1993       1993       1994       1993   %Chg
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Reconciliation of the Reserve for Loan Losses:
Balance, beginning of period....................   134,216    134,848    130,726    126,896    127,329    134,848    127,847    5.5
Loans charged off:
  Commercial....................................     2,667        887      4,653      2,690      1,659      3,554      2,355   50.9
  Real estate...................................       447      1,030      4,809        704      1,014      1,477      2,067  -28.5
  Consumer......................................     5,793      6,637      6,029      4,834      5,190     12,430     10,860   14.5
  Direct lease financing........................        86         37      1,310         51         30        123        105   17.1
Total loans charged off.........................     8,993      8,591     16,801      8,279      7,893     17,584     15,387   14.3
Recoveries on loans charged off:
  Commercial....................................    (2,312)    (3,988)    (5,279)    (2,150)    (2,116)    (6,300)    (4,360)  44.5
  Real estate...................................      (870)    (1,113)    (4,214)    (1,069)      (764)    (1,983)    (1,162)  70.7
  Consumer......................................    (3,050)    (2,817)    (2,504)    (2,649)    (2,777)    (5,867)    (5,102)  15.0
  Direct lease financing........................      (271)        (7)       (29)       (27)       (24)      (278)       (57) 387.7
Total recoveries of loans charged off...........    (6,503)    (7,925)   (12,026)    (5,895)    (5,681)   (14,428)   (10,681)  35.1
Net loans charged off (recovered)...............     2,490        666      4,775      2,384      2,212      3,156      4,706  -32.9
Provision for loan losses.......................       343       (172)     4,647      5,139        (78)       171      1,898  -91.0
Reserves acquired in merger transactions........       645        206      4,250      1,075      1,857        851      1,857  -54.2
Balance, end of period..........................   132,714    134,216    134,848    130,726    126,896    132,714    126,896    4.6
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Net loans charged off:
  Commercial....................................       355     (3,101)      (626)       540       (457)    (2,746)    (2,005)  37.0
  Real estate...................................      (423)       (83)       595       (365)       250       (506)       905 -155.9
  Consumer......................................     2,743      3,820      3,525      2,185      2,413      6,563      5,758   14.0
  Direct lease financing........................      (185)        30      1,281         24          6       (155)        48 -422.9
Net loans charged off...........................     2,490        666      4,775      2,384      2,212      3,156      4,706  -32.9
- - ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Selected Ratios (%):
Return on average assets........................      1.29       1.34       0.87       1.39       1.30       1.31       1.36
Return on average stockholders' equity..........     16.49      15.74      10.06      16.19      15.49      16.12      16.15
Net interest margin, FTE........................      4.79       4.92       5.01       4.88       4.87       4.85       4.95
Net interest spread, FTE........................      4.23       4.32       4.37       4.25       4.27       4.27       4.35
Efficiency ratio:
  (nonint exp / (net int inc FTE + nonint inc)).     65.68      65.45      74.74      65.23      65.35      65.57      63.03
Productivity ratio:
  (nonint exp / average assets).................      4.05       4.09       4.78       4.04       3.94       4.07       3.95
Stockholders' equity / assets...................      7.32       7.83       8.18       8.33       8.18       7.32       8.18
Tangible common equity / tangible assets........      6.03       7.72       8.07       8.20       8.04       6.03       8.04
Loans / deposits................................     92.33      88.87      87.44      87.60      85.21      92.33      85.21
Loans / assets..................................     62.06      62.11      64.25      63.60      62.66      62.06      62.66
Reserve for loan losses at quarter end to:
  Total loans...................................      1.82       2.01       2.06       2.11       2.13       1.82       2.13
  Nonaccruing loans.............................    539.27     483.35     370.93     243.41     196.68     539.27     196.68
  Nonaccruing + accruing loans past due 90 days.    392.71     352.40     309.93     210.79     172.25     392.71     172.25
Nonaccruing loans / total loans.................      0.34       0.42       0.55       0.87       1.09       0.34       1.09
Nonaccruing + accruing loans past due 90 days
  / total loans.................................      0.46       0.57       0.66       1.00       1.24       0.46       1.24
Nonperforming assets to:
  Total loans + ORE.............................      0.45       0.64       0.80       1.24       1.54       0.45       1.54
  Total assets..................................      0.28       0.40       0.52       0.79       0.97       0.28       0.97
  Total equity..................................      3.84       5.06       6.32       9.48      11.81       3.84      11.81
  Total equity + reserve for loan losses........      3.33       4.37       5.44       8.16      10.15       3.33      10.15
Problem assets to:
  Total loans + ORE.............................      0.58       0.79       0.91       1.37       1.69       0.58       1.69
  Total assets..................................      0.36       0.49       0.59       0.87       1.06       0.36       1.06
  Total equity..................................      4.91       6.29       7.18      10.51      12.99       4.91      12.99
  Total equity + reserve for loan losses........      4.25       5.42       6.18       9.05      11.16       4.25      11.16
Net loans charged off / average loans...........      0.14       0.04       0.30       0.16       0.15       0.09       0.17
=============================================== ========== ========== ========== ========== ========== ========== ========== ======
Risk-Based Capital Ratios (%):                                                                              Well-
As of June 30, 1994                                   FSC        FSB        FSB        FSB             CapitalizedRegulatory
                                                Consolidate     Utah      Idaho  NewMexico             Institution   Minimum
                                                ---------- ---------- ---------- ----------            ---------- ----------
Tier 1..........................................      9.92       9.82       8.26      12.02                  6.00       4.00
Total Capital (Tier 1 + 2)......................     12.12      11.48      10.46      13.29                 10.00       8.00
Leverage Ratio..................................      6.78       6.48       6.44       5.91             6.00-7.00  4.00-5.00
=============================================== ========== ========== ========== ========== ========== ========== ========== ======

See Notes to Condensed Consolidated Financial Statements.
EOP: End of period.




FIRST SECURITY CORPORATION
MERGERS AND ACQUISITIONS
(unaudited)
Acquisition                                                                          # Bank Offices       Deposits
Date:  Type:             Acquired Institution:                Home Office:           Acquire:  Retain: $ 000
- - ------ ----------------- ------------------------------------ ---------------------- -------- -------- -----------
 1993:
01-Mar Purchase          Fenton Insurance Agency              Salt Lake City, UT            -        -         -
01-Apr Pool-of-interests First Bancshares                     St. George, UT                5        5      72,910
01-May Pool-of-interests Benton County Bank                   Corvallis, OR                 2        2      31,987
02-Aug Purchase          Bank of America Arizona              Deposits only, UT             -        -       6,753
26-Aug Pool-of-interests Desert SouthWest Community Bancorp   Las Vegas, NV                 1        1      43,242
02-Sep Pool-of-interests Kennevick Insurance Agency           Boise, ID                     -        -         -
30-Sep Purchase          Bank One of Utah                     Deposits only, UT             -        -       5,772
28-Oct Pool-of-interests State Bank of Green River            Green River, WY               1        1      27,957
19-Nov Pool-of-interests First National Financial Corporation Albuquerque, NM              26       26   1,127,302
19-Nov Pool-of-interests Continental Bancorporation           Las Vegas, NV                 4        4     198,157
30-Nov Purchase          First Professional Bank              Core deposits only, UT        -        -       6,020
 1994:
18-Feb Purchase          Equality State Bank                  2 branches only, WY           2        2      30,544
29-Apr Purchase          CrossLand Mortgage Acquisition Corp. Salt Lake City, UT            -        -         -
20-May Pool-of-interests Community First Bank                 Clearfield, UT                5        5      62,000
18-Jul Purchase          American Ban Corporation             Boise, ID                     4        4      51,000
22-Aug Purchase          Star Valley State Bank               Afton, WY                     1        1      56,582

- - ------ ----------------- ------------------------------------ ---------------------- -------- -------- -----------
                         TOTALS                                                            51       51  $1,720,226
====== ================= ==================================== ====================== ======== ======== ===========




FIRST SECURITY CORPORATION
LOANS OUTSTANDING, NET OF UNEARNED INCOME
                                               June 30, 1994  December 31, 1993  June 30, 1993 (A)
                                                      %Total             %Total             %Total June/June
(in thousands; unaudited)                     Balance  Loans     Balance  Loans     Balance  Loans     %Chg
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Commercial Loans:
  Commercial / Industrial................. $1,220,464   16.7  $1,164,835   17.8          NA     NA       NA
  Agricultural............................    288,789    4.0     255,122    3.9          NA     NA       NA
  Other Commercial........................    132,646    1.8     151,443    2.3          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      1,641,899   22.5   1,571,400   24.0  $1,473,249   24.8     11.4
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Real Estate Secured Loans:
  Residential Real Estate Loans:
    Term..................................  1,383,575   19.0   1,239,395   18.9          NA     NA       NA
    Home equity...........................    313,059    4.3     280,776    4.3          NA     NA       NA
    Construction..........................    165,052    2.2     147,526    2.2          NA     NA       NA
    Construction Land.....................     12,444    0.2      13,187    0.2          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Total Residential Real Estate Loans       1,874,130   25.7   1,680,884   25.6          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Commercial Real Estate (CRE) Loans:
    Term: owner occupied..................    357,375    4.9     319,542    4.9          NA     NA       NA
    Term: nonowner occupied...............    453,144    6.2     391,851    6.0          NA     NA       NA
    Construction: owner occupied..........     38,466    0.6      42,249    0.6          NA     NA       NA
    Construction: nonowner occupied.......     58,722    0.8      37,480    0.6          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
      Subtotal: CRE Owner Occupied            395,841    5.5     361,791    5.5          NA     NA       NA
      Subtotal: CRE Nonowner Occupied         511,866    7.0     429,331    6.6          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Commercial Land.......................     41,737    0.6      54,197    0.8          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Total Commercial Real Estate Loans          949,444   13.1     845,319   12.9          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Farm Land...............................     15,429    0.2      17,277    0.3          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             2,839,003   39.0   2,543,480   38.8   2,300,833   38.7     23.4
  Memo: Total RE Term Loans...............  2,559,805   35.2   2,299,393   35.1   2,138,417   36.0     19.7
  Memo: Total RE Construction Loans.......    279,198    3.8     244,087    3.7     162,416    2.7     71.9
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Consumer Loans:
  Auto....................................  1,890,488   26.0   1,540,213   23.4          NA     NA       NA
  Student.................................    111,952    1.5     110,231    1.7          NA     NA       NA
  Credit Card Receivables.................    272,788    3.7     275,467    4.2          NA     NA       NA
  Other Consumer..........................    222,661    3.1     242,388    3.7          NA     NA       NA
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,497,889   34.3   2,168,299   33.0   1,921,764   32.3     30.0
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Direct Lease Financing:
TOTAL DIRECT LEASE FINANCING..............    303,759    4.2     277,842    4.2     250,674    4.2     21.2
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               7,282,550  100.0   6,561,021  100.0   5,946,520  100.0     22.5
  Reserve for Loan Losses.................   (132,714)          (134,848)          (126,896)            4.6
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                           $7,149,836         $6,426,173         $5,819,624            22.9
========================================= =========== ====== =========== ====== =========== ====== ========

(A) June 30, 1993 figures have been restated to reflect the November 19, 1993 pooling-of-interests merger with First National Financial Corp. (FNFC).  Meaningful comparisons of individual loan categories with periods prior to December 31, 1993 are not possible because FNFC's loan detail did not permit restate-
    ment; only the subtotals and totals shown for the year-ago quarter have been restated to include FNFC.




FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
(Fully Taxable Equivalent; in thousands; unaudited)  (A)

For the Three Months Ended June 30, 1994 and 1993
Avg Balance Avg Balance  Yield/Rate %                                                Interest Inc/Exp(B)   Change   Changes Due To:
       1994        1993   1994   1993                                                     1994      1993  1994-93   Volume  Rate(C)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        INTEREST-EARNING ASSETS/INCOME:
                                        Loans, net of unearned income and
 $6,851,853  $5,613,666   8.62   8.95     deferred taxes on leases (D)                $147,623  $125,596  $22,027  $27,702  ($5,675)
  2,002,866               5.90          Investment securities: available for sale (E)   29,549
    267,384               2.67          Investment securities: held to maturity (E)      1,782
  2,270,250   1,932,218   5.52   5.96     Total investment securities (E)               31,331    28,792    2,539    5,037   (2,498)
    712,980     458,436   6.41   4.93   Trading account securities                      11,432     5,645    5,787    3,134    2,653
     46,372     294,019   3.18   3.03   Federal funds sold & RP's purchased                369     2,230   (1,861)  (1,878)      17
      1,558       5,996   4.11   3.20   Interest-bearing deposits other banks               16        48      (32)     (36)       4
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 $9,883,013  $8,304,335   7.72   7.82   TOTAL INTEREST-EARNING ASSETS                  190,771   162,311   28,460   33,959   (5,499)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------

                                        INTEREST-BEARING LIABILITIES/EXPENSE:
                                        Interest-bearing deposits:
 $1,096,922    $943,087   1.68   1.87     NOW accounts                                   4,608     4,414      194      720     (526)
  2,574,893   2,160,885   2.93   3.04     Savings accounts                              18,881    16,420    2,461    3,146     (685)
    422,439     369,553   4.09   4.16     Time deposits $100,000 & over                  4,317     3,842      475      550      (75)
  1,944,080   2,032,938   4.30   4.68     Other time deposits                           20,895    23,800   (2,905)  (1,040)  (1,865)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  6,038,334   5,506,463   3.23   3.52   TOTAL INTEREST-BEARING DEPOSITS                 48,701    48,476      225    3,376   (3,151)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  1,903,429   1,096,105   3.85   2.94   Federal funds purchased & RP's sold             18,308     8,067   10,241    5,942    4,299
     52,112      55,189   5.63   5.45   Other short-term borrowings                        734       752      (18)     (42)      24
    300,304     232,054   6.28   6.75   Long-term debt                                   4,717     3,916      801    1,152     (351)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 $8,294,179  $6,889,811   3.49   3.55   TOTAL INTEREST-BEARING LIABILITIES              72,460    61,211   11,249   10,428      821
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                          7.72   7.82   Interest income/earning assets
                          2.93   2.95   Interest expense/earning assets
                        ------ ------   --------------------------------------------
                          4.79   4.87   Net interest income/earning assets             118,311   101,100   17,211  $23,531  ($6,320)
                                        Less fully taxable equivalent adjust             1,966     2,221     (255)
                        ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        NET INTEREST INCOME, PER CONSOLIDATED
                                          STATEMENT OF INCOME                         $116,345   $98,879  $17,466
=========== =========== ====== ======   ============================================ ========= ========= ======== ======== ========

For the Year-To-Date Six Months Ended June 30, 1994 and 1993
Avg Balance Avg Balance  Yield/Rate %                                                Interest Inc/Exp(B)   Change   Changes Due To:
       1994        1993   1994   1993                                                     1994      1993  1994-93   Volume  Rate(C)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        INTEREST-EARNING ASSETS/INCOME:
                                        Loans, net of unearned income and
 $6,631,518  $5,520,447   8.58   9.07     deferred taxes on leases (D)                $284,397  $250,341  $34,056  $50,385 ($16,329)
  1,886,149               5.66          Investment securities: available for sale (E)   53,399
    282,573               3.74          Investment securities: held to maturity (E)      5,282
  2,168,722   1,844,963   5.41   6.07     Total investment securities (E)               58,681    55,998    2,683    9,827   (7,144)
    638,423     466,303   6.57   4.73   Trading account securities                      20,972    11,028    9,944    4,071    5,873
     67,930     262,795   3.17   3.03   Federal funds sold & RP's purchased              1,076     3,975   (2,899)  (2,948)      49
      2,438       5,957   3.77   3.32   Interest-bearing deposits other banks               46        99      (53)     (58)       5
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 $9,509,031  $8,100,465   7.68   7.94   TOTAL INTEREST-EARNING ASSETS                  365,172   321,441   43,731   61,277  (17,546)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------

                                        INTEREST-BEARING LIABILITIES/EXPENSE:
                                        Interest-bearing deposits:
 $1,076,344    $931,498   1.69   1.95     NOW accounts                                   9,091     9,100       (9)   1,415   (1,424)
  2,529,756   2,124,400   2.92   3.11     Savings accounts                              36,983    33,030    3,953    6,302   (2,349)
    405,653     351,772   4.05   4.16     Time deposits $100,000 & over                  8,219     7,315      904    1,120     (216)
  1,937,492   2,057,332   4.29   4.73     Other time deposits                           41,601    48,706   (7,105)  (2,837)  (4,268)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  5,949,245   5,465,002   3.22   3.59   TOTAL INTEREST-BEARING DEPOSITS                 95,894    98,151   (2,257)   6,000   (8,257)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  1,608,370   1,038,935   3.53   2.93   Federal funds purchased & RP's sold             28,382    15,218   13,164    8,341    4,823
     51,097      51,382   5.19   5.16   Other short-term borrowings                      1,326     1,326        0       (7)       7
    288,284     177,232   6.26   7.01   Long-term debt                                   9,029     6,211    2,818    3,892   (1,074)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 $7,896,996  $6,732,551   3.41   3.59   TOTAL INTEREST-BEARING LIABILITIES             134,631   120,906   13,725   18,226   (4,501)
- - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                          7.68   7.94   Interest income/earning assets
                          2.83   2.99   Interest expense/earning assets
                        ------ ------   --------------------------------------------
                          4.85   4.95   Net interest income/earning assets             230,541   200,535   30,006  $43,051 ($13,045)
                                        Less fully taxable equivalent adjust             3,929     5,803   (1,874)
                        ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        NET INTEREST INCOME, PER CONSOLIDATED
                                          STATEMENT OF INCOME                         $226,612  $194,732  $31,880
=========== =========== ====== ======   ============================================ ========= ========= ======== ======== ========

(A): Figures have been restated where applicable to reflect the Nov. 19, 1993 pooling-of-interests merger with First National
     Financial Corp..
(B): Interest and rates are presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% in 1993 and 1994.
(C): Changes not due entirely to changes in volume or rate have been allocated to rate.
(D): Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $4,786 and $3,231 for the 1994 and 1993 quarters, respectively, and $8,841 and $5,801 for the 1994 and 1993 year-to-date periods, respectively.
(E): SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" was adopted January 1, 1994; per the new accounting requirements, detailed comparisons with prior periods are not available (NA).




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
Nominee:                  For:  Against:     %:

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
Proposal:                        For:    Against:     %:
Shareholder Proposal # 2   32,298,629   5,689,109   85.0

Item 6.   Exhibits and Reports on Form 8-K
   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
   (b). Reports on Form 8-K:
      FSC filed no reports on Form 8-K during the second quarter of
      1994.
# # #




SIGNATURES

   Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION



DATE:   August 09, 1994     BY____[SIGNED]______________________________
                            Scott C. Ulbrich
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)

# # #




EXHIBIT 11. Computation of Earnings Per Share

FIRST SECURITY CORPORATION
COMPUTATION OF EARNINGS PER SHARE
For the Periods Ended June 30, 1994 and 1993
                                                             Three Months YearToDate Six Months
(in thousands, except per share amounts; unaudited)       1994       1993       1994       1993
- - --------------------------------------------------- ---------- ---------- ---------- ----------
Net Income:
  Per statement of consolidated income..............   $35,220    $29,693    $68,382    $60,405
  Deduct dividend requirements of preferred stock...        10         11         20         22
- - --------------------------------------------------- ---------- ---------- ---------- ----------
Net income applicable to common stock...............    35,210     29,682     68,362     60,383
  Add dividend requirements of preferred stock......        10         11         20         22
- - --------------------------------------------------- ---------- ---------- ---------- ----------
Net income assuming full dilution...................   $35,220    $29,693    $68,382    $60,405
=================================================== ========== ========== ========== ==========

Net Income Per Share:
  Assuming no dilution..............................     $0.71      $0.62      $1.38      $1.28
  Assuming full dilution............................     $0.71      $0.62      $1.38      $1.27
=================================================== ========== ========== ========== ==========

Average common shares outstanding:
  Average common shares outstanding.................    49,344     46,895     49,095     46,536
  Common stock equivalents (options)................     1,025      1,142      1,022      1,172
Treasury shares.....................................      (682)      (377)      (615)      (407)
- - --------------------------------------------------- ---------- ---------- ---------- ----------
  Assuming no dilution .............................    49,687     47,660     49,502     47,301
  Issuable assuming conversion of preferred stock...       158        169        160        172
- - --------------------------------------------------- ---------- ---------- ---------- ----------
  Assuming full dilution............................    49,845     47,829     49,662     47,473
=================================================== ========== ========== ========== ==========

Note: Per share amounts assuming full dilution were computed assuming all outstanding shares of preferred stock were converted into common shares on the basis of 12.15 shares of common for each share of preferred, with the elimination of dividends on the preferred stock.  Common stock equivalents are common stock options outstanding accounted for on the treasury stock method for purposes of these calculations.


