Form 10-Q
period 1994-09-30
FIRST SECURITY CORP /DE/
filed 1994-11-10
CIK 312367

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
________________________________________________________________________

                              FORM 10-Q
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                 Commission File Number
September 30, 1994                                                1-6906
________________________________________________________________________

                      FIRST SECURITY CORPORATION
        (Exact name of registrant as specified in its charter)

Delaware                                                      87-6118148
(State of incorporation)            (I.R.S. Employer Identification No.)

79 South Main, P.O. Box 30006
Salt Lake City, Utah                                          84130-0006
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

                           Yes [X]       No

     As of October 31, 1994, outstanding shares of common stock were:
              Common Stock, par value $1.25 - 49,512,506
                   (net of 387,170 treasury shares)


FIRST SECURITY CORPORATION
INDEX

Part I. Financial Information
   Item 1. Financial Statements:
      Condensed Consolidated Statements of Income -
         Three Months and Year-To-Date Nine Months Ended
         September 30, 1994 and 1993
      Condensed Consolidated Balance Sheets -
         September 30, 1994, December 31, 1993, and September 30, 1993 Condensed Consolidated Statements of Cash Flows -
         Year-To-Date Nine Months Ended
        September 30, 1994 and 1993
      Notes to Condensed Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Management's Discussion and Analysis of Financial Condition and
         Results of Operations
      Supplemental Tables:
         Financial Highlights, Risk-Based Capital Ratios
         Mergers and Acquisitions
         Loans Outstanding
         Rate / Volume Analysis

Part II. Other Information
   Item 1. Legal Proceedings
   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule



PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Periods Ended September 30, 1994 and 1993
                                                                     Three Months                  Nine Months
(in thousands, except per share data; unaudited)                  1994       1993   %Chg       1994       1993   %Chg
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Interest Income:
  Interest and fees on loans................................  $160,634   $131,058   22.6   $443,418   $378,682   17.1
  Interest and dividends on investment securities:
    Available for sale......................................    29,410         NA     NA     78,609         NA     NA
    Held to maturity........................................     3,003         NA     NA     10,188         NA     NA
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
      Total interest and dividends on investment securities     32,413     24,584   31.8     88,797     77,507   14.6
  Trading account interest..................................     6,789      5,243   29.5     27,742     16,260   70.6
  Federal funds sold and securities purchased...............       494      2,132  (76.8)     1,570      6,107  (74.3)
  Interest-bearing deposits in other banks..................        35        224  (84.4)        81        323  (74.9)
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL INTEREST INCOME                                          200,365    163,241   22.7    561,608    478,879   17.3
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Interest Expense:
  Interest on deposits......................................    51,447     47,485    8.3    147,341    145,635    1.2
  Interest on short-term borrowings.........................    27,755      8,534  225.2     57,463     25,079  129.1
  Interest on long-term debt................................     4,627      3,879   19.3     13,656     10,090   35.3
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL INTEREST EXPENSE                                          83,829     59,898   40.0    218,460    180,804   20.8
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Net Interest Income:
  NET INTEREST INCOME                                          116,536    103,343   12.8    343,148    298,075   15.1
  Provision for loan losses.................................       180      5,139  (96.5)       351      7,037  (95.0)
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            116,356     98,204   18.5    342,797    291,038   17.8
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Noninterest Income:
  Service charges on deposit accounts.......................    16,169     14,326   12.9     46,639     41,517   12.3
  Other service charges, collections, commissions and fees..    10,940     14,353  (23.8)    24,528     26,151   (6.2)
  Bankcard servicing fees & third-party processing fees.....     7,099      8,788  (19.2)    24,443     23,958    2.0
  Fiduciary (trust) commissions & fees......................     4,854      4,675    3.8     14,812     13,711    8.0
  Insurance commissions & fees..............................     3,362      2,406   39.7      9,125      7,338   24.4
  Real estate upfront fees on loans sold....................     1,136      1,046    8.6      8,549      2,063  314.4
  Real estate servicing fees on loans sold..................     7,228      1,641  340.5     13,984      4,846  188.6
  Real estate gain on sales of loans & servicing rights.....     5,768      3,299   74.8     10,757      8,200   31.2
  Other.....................................................     3,660     (7,713) 147.5        (12)    (7,699)  99.8
  Investment securities gains...............................       (42)       286 (114.7)       (40)       628 (106.4)
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL NONINTEREST INCOME                                        60,174     43,107   39.6    152,785    120,713   26.6
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL INCOME                                                   176,530    141,311   24.9    495,582    411,751   20.4
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------

Noninterest Expenses:
  Salaries and employee benefits............................    59,550     45,488   30.9    163,108    131,116   24.4
  Advertising...............................................     2,328      1,825   27.6      6,245      5,204   20.0
  Amortization of intangibles...............................     5,594        806  594.0     10,399      2,244  363.4
  Bankcard interbank discount and interchange fees..........     4,282      3,725   15.0     11,612      9,698   19.7
  Furniture and equipment...................................     7,746      6,449   20.1     22,167     19,203   15.4
  Insurance.................................................     5,929      5,231   13.3     17,412     15,071   15.5
  Loan costs................................................     7,070      1,751  303.8     11,895      4,764  149.7
  Occupancy, net............................................     6,865      4,533   51.4     18,983     15,342   23.7
  Other real estate expense and loss provision..............      (667)       809 (182.4)    (3,134)     3,928 (179.8)
  Stationery and supplies...................................     3,940      3,911    0.7     11,716     10,281   14.0
  Telephone.................................................     3,317      2,220   49.4      8,575      6,421   33.5
  Other.....................................................    12,068     18,076  (33.2)    50,936     46,859    8.7
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL NONINTEREST EXPENSES                                     118,022     94,824   24.5    329,914    270,131   22.1
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
INCOME BEFORE INCOME TAX PROVISION                              58,508     46,487   25.9    165,668    141,620   17.0
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Provision for Income Taxes:
  Operating income..........................................    21,744     13,814   57.4     60,526     48,419   25.0
  Securities transactions...................................       (20)        86 (123.3)       (24)       209 (111.5)
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
TOTAL PROVISION FOR INCOME TAXES                                21,724     13,900   56.3     60,502     48,628   24.4
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
Net Income:
  NET INCOME................................................   $36,784    $32,587   12.9   $105,166    $92,992   13.1
  Dividend requirement of preferred stock...................        10         10    0.0         30         32   (6.3)
- - - ----------------------------------------------------------- ---------- ---------- ------ ---------- ---------- ------
NET INCOME APPLICABLE TO COMMON STOCK                          $36,774    $32,577   12.9   $105,136    $92,960   13.1
=========================================================== ========== ========== ====== ========== ========== ======
Earnings Per Common Share:
EARNINGS PER COMMON SHARE...................................     $0.73      $0.68    7.4      $2.11      $1.95    8.2
=========================================================== ========== ========== ====== ========== ========== ======
Cash Dividends Paid or Accrued Per Share:
  Preferred Stock ($3.15 annual rate).......................     $0.79      $0.79             $2.36      $2.36
  Common stock..............................................     $0.26      $0.23   13.0      $0.78      $0.65   20.0
=========================================================== ========== ========== ====== ========== ========== ======

10-Q = See "Notes to Condensed Consolidated Financial Statements".



FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                        September 30  December 31 September 30 Sept/Sept
(in thousands; unaudited)                                                       1994         1993         1993  % Change
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Assets:
  Cash and due from banks...............................................    $600,192     $673,877     $628,945      (4.6)
  Interest-bearing deposits in other banks..............................       1,882       16,461       34,923     (94.6)
  Federal funds sold, securities purchased under resale agreements......      70,109      381,154      288,221     (75.7)
  Trading account securities............................................     398,087      607,854      528,583     (24.7)
  Investment securites: available for sale..............................   2,087,639           NA           NA        NA
  Investment securities: held to maturity...............................     260,485           NA           NA        NA
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total investment securities                                              2,348,124    1,762,783    1,760,168      33.4
    (Market values: $2,347,984; $1,794,647; $1,374,525; respectively)
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Loans, net of unearned income.........................................   7,745,350    6,561,021    6,185,830      25.2
    (Unearned income: $8,600; $12,182; $12,387; respectively)
  Reserve for loan losses...............................................    (134,653)    (134,848)    (130,726)      3.0
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total loans, net                                                         7,610,697    6,426,173    6,055,104      25.7
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Premises and equipment, net...........................................     176,638      145,718      141,808      24.6
  Accrued income receivable.............................................      75,633       52,654       52,909      42.9
  Other real estate and other foreclosed assets.........................       3,148       16,465       23,052     (86.3)
  Intangible assets.....................................................     171,583       11,833       13,009   1,219.0
  Other assets..........................................................     148,796      116,717      198,935     (25.2)
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL ASSETS                                                             $11,604,889  $10,211,689   $9,725,657      19.3
======================================================================= ============ ============ ============ =========


Liabilities:
  Deposits: noninterest-bearing.........................................  $1,734,255   $1,697,687   $1,538,084      12.8
  Deposits: Interest-bearing............................................   6,201,229    5,806,020    5,523,565      12.3
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total deposits                                                           7,935,484    7,503,707    7,061,649      12.4
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Federal funds purchased, securities sold under repurchase agreements..   2,210,389    1,387,109    1,230,943      79.6
  U.S. Treasury demand notes............................................      21,350       43,645       26,544     (19.6)
  Other short-term borrowings...........................................      66,362       56,151       32,018     107.3
  Accrued income taxes..................................................      81,870       85,837       88,466      (7.5)
  Accrued interest......................................................      17,951       17,429       13,592      32.1
  Other liabilities.....................................................      93,036       57,244      236,263     (60.6)
  Long-term debt........................................................     292,058      224,836      226,505      28.9
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL LIABILITIES                                                         10,718,500    9,375,958    8,915,980      20.2
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Stockholders' Equity:
  Preferred stock: Series "A", $3.15 cumulative convertible
    (Shares outstanding: 13; 13; 14; respectively)......................         668          703          711      (6.0)
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Common Stockholders' Equity:
    Common stock:  par value $1.25
      (Shares outstanding: 49,533; 48,787; 47,243; respectively)........      62,368       60,983       59,503       4.8
    Paid-in surplus.....................................................     140,880      122,549      111,750      26.1
    Retained earnings...................................................     724,474      657,446      643,486      12.6
    Net unrealized gain (loss) on securities available for sale.........     (33,499)          NA           NA        NA
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
    Subtotal                                                                 894,223      840,978      814,739       9.8
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
    Common treasury stock, at cost
      (Shares: 361; 350; 359;  respectively)............................      (8,502)      (5,950)      (5,773)     47.3
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  TOTAL COMMON STOCKHOLDERS' EQUITY                                          885,721      835,028      808,966       9.5
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL STOCKHOLDERS' EQUITY                                                   886,389      835,731      809,677       9.5
- - - ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $11,604,889  $10,211,689   $9,725,657      19.3
======================================================================= ============ ============ ============ =========

See "Notes to Condensed Consolidated Financial Statements".



FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year-To-Date Nine Months Ended September 30, 1994 and 1993
                                                                        Year-To-Date Nine Months
(in thousands; unaudited)                                                      1994        1993
- - - ----------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           $254,177     $46,437
- - - ----------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities: available for sale........    601,505         976
Proceeds from matured investment securities: available for sale.........    395,583          NA
Proceeds from matured investment securities: held to maturity...........     75,718          NA
- - - ----------------------------------------------------------------------- ----------- -----------
Total proceeds from matured investment securities                           471,301     673,403
Purchases of investment securities: available for sale.................. (1,561,057)         NA
Purchases of investment securities: held to maturity....................    (64,511)         NA
- - - ----------------------------------------------------------------------- ----------- -----------
Total purchases of investment securities                                 (1,625,568)   (645,550)
Net (increase) decrease in interest-bearing deposits in other banks.....     14,579     (24,887)
Net (increase) decrease in credit card receivables......................      2,708      22,564
Net (increase) decrease in loans ....................................... (1,344,114) (1,065,993)
Proceeds from sales of loans............................................    586,226     663,759
Purchases of premises and equipment.....................................    (24,778)    (12,663)
Purchases of assets to be leased........................................   (139,305)    (60,278)
Proceeds from sales of other real estate................................     30,248       8,054
Payments to improve other real estate...................................     (1,614)     (2,676)
Purchases of subsidiaries, net of cash acquired.........................    (70,507)     23,489
- - - ----------------------------------------------------------------------- ----------- -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (1,499,319)   (419,802)
- - - ----------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits.........................................    229,786      44,600
Increase (decrease) in Federal funds purchased, securities sold under
  repurchase agreements, and U.S. Treasury demand notes.................    800,985     275,480
Net change in short-term borrowings and long-term debt..................   (122,873)     88,790
Sales of treasury and common stock......................................      7,930       5,840
Purchases of treasury stock.............................................    (17,168)     (1,048)
Cash dividends..........................................................    (38,248)    (27,510)
- - - ----------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   860,412     386,152
- - - ----------------------------------------------------------------------- ----------- -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (384,730)     12,787
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,055,031     904,379
- - - ----------------------------------------------------------------------- ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $670,301    $917,166
======================================================================= =========== ===========

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Year-To-Date Nine Months Ended September 30, 1994 and 1993
                                                                        Year-To-Date Nine Months
(in thousands, except share amounts; unaudited)                                1994        1993
- - - ----------------------------------------------------------------------- ----------- -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest..............................................................   $217,938    $185,242
  Income taxes..........................................................     52,922      32,973
======================================================================= =========== ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of preferred shares to common shares:
  Preferred shares converted............................................        682       1,369
  Common shares issued..................................................      8,268      16,616
  Conversion value......................................................        $36         $72

Loans transferred to other real estate..................................    $11,191      $7,298

Securities transferred from held to maturity to available for sale in
  conjunction with adoption of SFAS No. 115............................. $1,417,217          NA

Net unrealized gain (loss) on securities available for sale
  (included in stockholders' equity equity).............................   ($33,499)         NA

Pooling-of-interests acquisitions:
  Assets acquired.......................................................    $75,242    $166,441
  Liabilities assumed...................................................     63,680     152,319
  FSC shares issued.....................................................    842,066   1,196,646

Purchase acquisitions:
  Fair value of assets acquired.........................................   $490,819     $12,724
  Liabilities assumed...................................................    359,167      12,525
  Cash paid for the capital stock.......................................    116,233         199
  FSC shares issued.....................................................    479,995           0
======================================================================= =========== ===========

See "Notes to Condensed Consolidated Financial Statements".



FIRST SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of First Security Corporation ("FSC") contain all adjustments (consisting of normal recurring accruals) necessary to present fairly: FSC's results of operations for the three months and the year-to-date nine months in the periods ended September 30, 1994 and 1993; FSC's financial position as of September 30, 1994, December 31, 1993, and September 30, 1993; and cash flows for the year-to-date nine months in the periods ended September 30, 1994 and 1993.

2. The results of operations for the three months and the year-to-date nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. As required by applicable accounting rules, all historical amounts in this report have been restated to reflect the effects of the November 19, 1993 pooling-of-interests merger with First National Financial Corporation ("FNFC"; located in Albuquerque, New Mexico).
     Financial statements and commentary incorporate fair market valuations for balances added, as well as earnings since their acquisition, from 11 acquisitions completed in 1993, and five acquisitions completed in the year-to-date nine months of 1994. Under applicable accounting rules, those acquisitions acquired as pooling-of-interests mergers, except FNFC, were not material to FSC's consolidated operations, so historical amounts were not restated.
      On February 18, 1994, First Security Bank of Wyoming ("FSB Wyoming") acquired the Evanston and Bridger Valley, Wyoming branches of Equality State Bank (headquartered in Cheyenne, Wyoming) with $31 million in assets and $31 million in deposits in those two branches. This acquisition was accounted for using the purchase method of accounting.
      On April 29, 1994, First Security Bank of Utah, N.A. ("FSB Utah") acquired CrossLand Mortgage Acquisition Corporation ("CrossLand"), the parent company of CrossLand Mortgage Corp. (not affiliated with CrossLand Savings Bank), a 1-to-4 family residential mortgage loan originator and servicer which had 60 offices in 18 states across the country and $330 million in assets. This acquisition was accounted for using the purchase method of accounting.
      On May 20, 1994, FSB Utah acquired Community First Bank (headquartered in Clearfield, Utah) with five branches, $75 million in assets, and $63 million in deposits. This acquisition was accounted for using the pooling-of-interests method of accounting.
      On July 18, 1994, First Security Bank of Idaho, N.A. ("FSB Idaho") acquired American Ban Corporation (headquartered in Boise, Idaho) and its subsidiary American Bank of Commerce with four branches, $63 million in assets, and $51 million in deposits. This acquisition was accounted for using the purchase method of accounting.
      On August 23, 1994, FSB Wyoming acquired Star Valley State Bank (headquartered in Afton, Wyoming) with two branches, $66 million in assets, and $58 million in deposits. This stock acquisition was accounted for using the purchase method of accounting.

4. For the periods ended September 30, 1994 and 1993, per share amounts assuming full dilution were not separately disclosed because they did not differ significantly from primary earnings per share.

5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, as well as Federal funds sold and securities purchased under resale agreements.

6.  Information as to preferred and common shares (in thousands):
                                  September 30  December 31 September 30
                                          1994         1993         1993
      Preferred Stock Outstanding           13           13           14
      Common Stock Issued               49,533       48,787       47,243
      Common Treasury Stock                361          350          359

7. On January 1, 1994, FSC adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits". SFAS 112 requires the Corporation to accrue benefits to be provided to former or inactive employees after employment but before retirement, such as salary continuation, severance pay, or health care benefits. The impact of SFAS 112 on FSC has not been, and is not expected to be, material in relation to the consolidated financial statements.

8. On January 1, 1994, FSC adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the Corporation to classify its debt and equity securities as either held to maturity, available for sale, or trading. Held to maturity securities are accounted for at amortized cost; available for sale securities are accounted for at fair value with the tax-effected unrealized gain/loss reported as a net amount in a separate component of stockholders' equity; and trading securities are accounted for at fair value with unrealized gains/losses included in earnings.
      The adoption of SFAS 115 on January 1, 1994 resulted in the reclassification of $1.42 billion of investment securities as available for sale to reflect FSC's investment-holding strategy under the new statement, and an increase in the carrying value of such investments of approximately $13.98 million, with corresponding increases in stockholders' equity of approximately $8.89 million and deferred income tax liabilities of $5.10 million.
      At September 30, 1994, investment securities available for sale had a fair value of $2.09 billion and an amortized cost basis of $2.14 billion, which included gross unrealized holding gains of $7.33 million and gross unrealized holding losses of $60.56 million that were recognized in stockholders' equity on a tax-effected basis as a $33.50 million net unrealized loss on securities available for sale.
      Implementation of SFAS 115 will result in additions to or deductions from FSC's total stockholders' equity as the result of fluctuations in fair value of investment securities available for sale.
      At September 30, 1994, investment securities held to maturity had a fair value of $260.35 million and an amortized cost basis of $260.49 million, which included gross unrealized holding gains of $3.68 million and gross unrealized holding losses of $3.82 million or a $140 thousand net unrealized loss on investment securities held to maturity.

9. The acquisition of CrossLand on April 29, 1994, created intangible assets for FSC of: $63.85 million in mortgage servicing rights, which is being amortized over the expected life of the loans serviced; and $85.05 million in goodwill, which is being amortized on a straight line basis over a 15 year period.

10. Subsequent to September 30, 1994, FSC and two of its subsidiaries, FSB Utah and FSB Idaho have issued additional debt instruments for general funding purposes. On October 3, 1994, FSB Utah issued $71 million of 7.190% Bank Notes due October 3, 1997. Then on October 4, 1994, FSB Idaho issued $50 million of Bank Notes while FSB Utah issued an additional $24 million of Bank Notes; both issuances were priced at 6.880% and are due October 4, 1996. On October 18, 1994, the Corporation issued $100 million of 7.875% Senior Notes due October 15, 1999.

# # #



PART 1. FINANCIAL INFORMATION
Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

ANALYSIS OF RESULTS OF OPERATIONS

   First Security Corporation ("FSC") earned record net income of $36.78 million for the third quarter of 1994, an increase of $4.20 million (12.9%) over the $32.59 million earned in the third quarter of 1993 (see Financial Statements "Condensed Consolidated Statements of Income"). These earnings generated a 1.26% return on average assets ("ROAA") and a 16.74% return on average equity ("ROAE"), compared with a 1.39% ROAA and a 16.19% ROAE for the year-ago quarter. The quarter's net income per share was $0.73, up $0.05 (7.4%) from $0.68 one year ago.
   The increase in net income for the third quarter of 1994 was due primarily to the 24.4% growth in average earning assets, combined with higher noninterest income.
   Net income totaled $105.17 million for year-to-date 1994, up $12.17 million (13.1%) over the corresponding year-to-date period in 1993. These earnings generated a 1.29% ROAA and a 16.33% ROAE for year-to-date 1994, compared with a 1.37% ROAA and a 16.17% ROAE for the same period in 1993. Year-to-date net income per share was $2.11 for 1994, up $0.16 (8.2%) from $1.95 for the year-ago period.
   FSC's financial statements for prior years have been restated to reflect the November 19, 1993 pooling-of-interests merger with First National Financial Corporation ("FNFC") and its wholly-owned subsidiary First National Bank in Albuquerque (renamed First Security Bank of New Mexico), headquartered in Albuquerque, New Mexico.

Net Interest Income
   Net interest income on a fully-taxable equivalent ("FTE") basis rose to $118.54 million for the third quarter of 1994, up $16.29 million (15.9%) from the year-ago quarter, and totaled $349.08 million for year-to-date 1994, up $46.29 million (15.3%) from the year-ago period (see also Supplemental Table "Rate / Volume Analysis"). The FTE net interest margin was 4.55% for the third quarter of 1994, down from 4.88% for the year-ago quarter, and was 4.74% for year-to-date 1994, down from 4.93% for the year-ago period and 4.95% for all of 1993. The lower quarterly and year-to-date FTE net interest margins reflected FSC's reliance on interest-bearing funds, specifically borrowed funds, to support earning asset growth which exceeded deposit growth.

Provision for Loan Losses
   The provision for loan losses was $180 thousand for the third quarter of 1994, down $4.96 million (96.5%) from the year-ago quarter, and totaled $351 thousand for year-to-date 1994, down $6.69 million (95.0%) from the year-ago period (see also MDA section "Asset Quality - Reserve For Loan Losses"; see also Supplemental Table "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). Net loans charged off included in this provision were $576 thousand for the quarter, down $1.81 million (75.8%) from the year-ago quarter, and totaled $3.73 million for year-to-date 1994, down $3.36 million (47.4%) from the year-ago period. Reflecting excellent overall asset quality, the ratio of net loan chargeoffs to average loans was an extremely low 0.03% for the quarter, down from 0.16% for the year-ago quarter, and was 0.07% for year-to-date 1994, down from 0.16% for the year-ago period.

Noninterest Income and Noninterest Expense
   FSC's noninterest income and expenses have been impacted by recent acquisitions (see also Supplemental Table "Mergers and Acquisitions"). Since September 30, 1993, FSC has completed 8 acquisitions (in addition to FNFC) that did not require restatement of FSC's historic financial statements, thereby creating significant period-to-period increases in both noninterest income and noninterest expenses and thereby making prior period comparisons difficult. These acquisitions added 18 domestic bank offices and 60 domestic mortgage loan offices to FSC's operations and were the primary factor behind the 19.8% rise in the number of FSC employees.
   FSC is concerned by the recent performance in the mortgage banking industry. While year-to-date loan originations in the Corporation's bank subsidiaries have remained strong, originations nationally for FSC's newly acquired mortgage banking subsidiary, CrossLand Mortgage Acquisition Corp. ("CrossLand"), were down over 34% from record originations in the year-ago period, making it very unlikely that CrossLand will be neutral to earnings per share in 1994.
   Noninterest income, including all acquisitions, rose to $60.17 million for the third quarter of 1994, up $17.07 million (39.6%) from the year-ago quarter, and totaled $152.79 million for year-to-date 1994, up $32.07 million (26.6%) from the year-ago period. These increases came largely from volume-related growth in real estate loan origination and servicing fees, service charges on accounts, and other service charges, and from acquisitions. The acquisition of CrossLand Mortgage Acquisition Corp. ("CrossLand") was largely responsible for the increase in noninterest income from real estate lending activities.
   Noninterest expenses, including all acquisitions, were $118.02 million for the third quarter of 1994, up $23.20 million (24.5%) from the year-ago quarter, and totaled $329.91 million for year-to-date 1994, up $59.78 million (22.1%) from the year-ago period. These increases were impacted by both volume-related growth and acquisitions.
   FSC's noninterest expenses, excluding the noninterest expenses of certain acquisitions not restated for, were $98.33 million for the third quarter of 1994, up $3.51 million (3.7%) from the year-ago quarter, and totaled $292.77 million for year-to-date 1994, up $22.64 million (8.4%) from the year-ago period.
   FSC's efficiency ratio (the ratio of noninterest expenses to the sum of FTE net interest income and noninterest income), including all acquisitions, was 66.04% for the third quarter of 1994, compared with 65.23% for the year-ago quarter, and 65.74% for year-to-date 1994, compared with 63.79% for the year-ago period.
   FSC's efficiency ratio, excluding the total impact of certain acquisitions not restated for, was 61.63% for the third quarter of 1994, improved from 65.23% for the year-ago quarter, and 63.29% for year-to-date 1994, improved from 63.95% for the year-ago period.

Provision for Income Taxes
   The provision for income taxes was $21.72 million on pre-tax income of $58.51 million for the third quarter of 1994, resulting in an effective quarterly tax rate of 37.1% compared with 29.9% one year ago. The provision for income taxes totaled $60.50 million on pre-tax income of $165.67 million for year-to-date 1994, resulting in an effective year-to-date tax rate of 36.5% compared with 34.3% for the year ago period.

ANALYSIS OF FINANCIAL CONDITION

   As described in this and following sections, FSC continued to increase its earning assets, strengthen its asset quality, and maintain its well-capitalized position as of September 30, 1994, as compared to both December 31, 1993, and September 30, 1993 (see Financial Statements "Condensed Consolidated Balance Sheets").

Assets
   FSC's assets totaled $11.60 billion at September 30, 1994, up $1.88 billion (19.3%) from September 30, 1993 and up $1.39 billion (13.6%) from December 31, 1993. Total earning assets were $10.56 billion at quarter end, up $1.77 billion (20.1%) from one year ago and up $1.23 billion (13.2%) from the year end (see also MDA section "Interest-Earning Assets and Asset Quality"). This increase was due primarily to growth in the loan portfolio, plus the positive impact of recent acquisitions, and planned corporate growth. Loans were $7.75 billion at quarter end, up $1.56 billion (25.2%) from one year ago and up $1.18 billion (18.1%) from year end. Increases occurred in every loan category, particularly in consumer loans, real estate secured loans, and commercial loans.
   The combined balance of interest-bearing deposits in other banks, Federal funds sold and securities purchased under resale agreements, and trading account securities was $470.08 million at September 30, 1994, down $381.65 million (44.8%) from September 30, 1993, and down $535.39 million (53.2%) from December 31, 1993. Historically, these balances have fluctuated significantly in response to both market conditions and the Corporation's need for funds. The increases in premises and equipment are due to acquisitions, while fluctuations in other assets and other liabilities are due to accounts receivable and accounts payable related to unsettled transactions arising from the purchase and sale of securities. Intangible assets were $171.58 million at September 30, 1994, up $158.57 million (1,219.0%) from September 30, 1993 and up
$159.75 million (1,350.0%) from December 31, 1993. This increase was due primarily to the acquisition of CrossLand, which created $63.85 million in mortgage servicing rights and $85.05 million in goodwill.

Liabilities and Stockholders' Equity
   FSC's deposits totaled $7.94 billion at September 30, 1994, up $874 million (12.4%) from September 30, 1993, and up $432 million (5.8%) from December 31, 1993. As with total assets, the increase from one year ago was due to the positive impact of recent acquisitions and planned corporate growth. At quarter end, total deposits consisted of: interest-bearing deposits of $6.20 billion, up $678 million (12.3%) from one year ago and up $395 million (6.8%) from year end; and noninterest-bearing deposits of $1.73 billion, up $196 million (12.8%) from one year ago and up $37 million (2.2%) from year end.
   In addition to deposits, FSC supported the growth in its earning assets with borrowed funds and equity. Borrowed funds, which included Federal funds purchased and securities sold under repurchase agreements and long-term debt, totaled $2.59 billion at September 30, 1994, up $1.07 billion (70.9%) from September 30, 1993, and up $878 million (51.3%) from December 31, 1993. Federal funds purchased and securities sold under repurchase agreements were $2.21 billion at quarter end, up $979 million (79.6%) from one year ago and up $823 million (59.4%) from the year end. Long-term debt, net of $21.36 million of current maturities of long-term debt reclassed from long-term debt to other short-term borrowing, was $292.06 million at quarter end, up $65.55 million (28.9%) from one year ago and up $67.22 million (29.9%) from the year end, due to advances from the Federal Home Loan Bank to support retention of mortgage loans originated by the Corporation.
   Subsequent to September 30, 1994, FSC and two of its subsidiaries, First Security Bank of Utah, N.A. ("FSB Utah") and First Security Bank of Idaho, N.A. ("FSB Idaho") have issued additional debt instruments for general funding purposes. On October 3, 1994, FSB Utah issued $71 million of 7.190% Bank Notes due October 3, 1997. Then on October 4, 1994, FSB Idaho issued $50 million of Bank Notes while FSB Utah issued an additional $24 million of Bank Notes; both issuances were priced at 6.880% and are due October 4, 1996. On October 18, 1994, the Corporation issued $100 million of 7.875% Senior Notes due October 15, 1999.
   Maintaining a well-capitalized position continues to be a high priority for FSC (see also MDA section "Stockholders' Equity and Capital Adequacy"). Total stockholders' equity increased to a record $886.39 million at September 30, 1994, up $76.71 million (9.5%) from September 30, 1993, and up $50.66 million (6.1%) from December 31, 1993. This growth was due primarily to record earnings combined with the effects of acquisitions.

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

Loans
   FSC's loan portfolio, net of unearned income but before the reserve for loan losses, totaled $7.75 billion at September 30, 1994, up $1.56 billion (25.2%) from September 30, 1993 and up $1.18 billion (18.1%) from December 31, 1993 (see Financial Statements "Condensed Consolidated Balance Sheets"; see also Supplemental Table "Loans Outstanding"). In comparing the various components of the Corporation's loan portfolio at September 30, 1994, with September 30, 1993 and December 31, 1993, the following points should be noted:
   1. Commercial loans totaled $1.73 billion, up $281 million (19.4%) from the year-ago quarter and up $162 million (10.3%) from year-end 1993. This growth was due primarily to increases in loans made to FSC's small- and middle-market customers.
   2. Real estate secured loans totaled $2.98 billion, up $576 million (23.9%) from the year-ago quarter and up $441 million (17.3%) from year-end 1993. This growth was due in large part to increased retention of loans, which were primarily adjustable-rate mortgages, combined with the CrossLand acquisition and the effects of other acquisitions. For balance sheet management purposes, FSC did not retain all newly-originated fixed-rate mortgage loans but sold the majority, including servicing, to secondary markets.
   3. Consumer loans totaled $2.71 billion, up $648 million (31.4%) from the year-ago quarter and up $542 million (25.0%) from year-end 1993. This increase was due primarily to growth in indirect auto loans, reflecting FSC's position as the leading consumer lender in FSC's primary market area.

Problem Assets
   Problem assets were reduced to $32.65 million at September 30, 1994, down $52.42 million (61.6%) from September 30, 1993, and down $27.33 million (45.6%) from December 31, 1993 (see also Supplemental Table "Financial Highlights - Problem Assets" and "Financial Highlights - Selected Ratios"). The ratio of total problem assets to total loans and ORE was 0.42% at quarter end, down from 1.37% one year ago and 0.91% at year end. This decrease was due to a healthy regional economy and continued high loan underwriting standards. Despite a general downward trend in problem assets over the past two years, it has been FSC's experience that economic cycles and loan-specific events beyond its control cause cyclical fluctuations in problem assets, sometimes with little or no warning. This has led the Corporation to take a conservative approach in its analysis of the reserve for loan losses.
As discussed below, significant reductions were achieved in nearly all categories of problem assets as of September 30, 1994.
   Nonaccruing loans were $20.23 million at September 30, 1994, down $33.48 million (62.3%) from September 30, 1993, and down $16.12 million (44.3%) from December 31, 1993. Nonaccruing loans equaled 0.26% of the loan portfolio at quarter end, down from 0.87% one year ago and 0.55% at year end.
   ORE and other foreclosed assets were $3.15 million at September 30, 1994, down $19.90 million (86.3%) from September 30, 1993, and down $13.32 million (80.9%) from December 31, 1993, due to the resolution of older problem assets. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   Accruing loans past due 90 days or more were $9.27 million at September 30, 1994, up $955 thousand (11.5%) from September 30, 1993, and up $2.11 million (29.5%) from December 31, 1993.
   Potential problem loans identified by FSC were $20.86 million at September 30, 1994, up $1.23 million (6.3%) from $19.63 at September 30, 1993, but down $3.91 million (15.8%) from $24.77 at December 31, 1993.
Potential problem loans consisted primarily of commercial real estate loans and commercial loans. These loans are less than 90 days delinquent and are accruing. In identifiying potential problem loans, FSC considers the repayment source, the value of the collateral, and the borrower's ability and willingness to repay the loan. All significant additions to problem assets had been previously identified as potential problem loans. Meaningful comparisons of the current quarter with periods prior to December 31, 1993 are not possible because FNFC did not identify potential problem loans; potential problem loans excluding FSB New Mexico and FSB Nevada were $19.63 million at September 30, 1993.

Reserve for Loan Losses:
   In keeping with its philosophy of maintaining a conservative balance sheet, particularly in the face of uncertainties in the national/global economy and the strong economic expansion in its primary markets, FSC continued to maintain its conservative reserve for loan loss position. The Corporation's philosophy regarding the adequacy and use of its reserve was discussed in detail on pages 50 through 53 of its combined 1993 Annual Report and Form 10-K.
   The reserve for loan losses was $134.65 million at September 30, 1994, up $3.93 million (3.0%) from September 30, 1993, but down $195 thousand (0.1%) from December 31, 1993 (see also Supplemental Table "Financial Highlights - Reconciliation of the Reserve for Loan Losses"). Growth in the reserve was less than growth in loans due to improved asset quality, and the acquisition of CrossLand which had loans held for resale which did not need corresponding reserves. The resulting ratio of the reserve for loan losses to total loans was 1.74% at quarter end, down from 2.11% one year ago and 2.06% at year end. At the same time, the "coverage" ratio (the ratio of the reserve for loan losses to nonaccruing loans) was 665.54% on September 30, 1994, up from 243.41% one year ago and 370.93% at year end. This increase in the reserve was mostly the result of merger transactions which added reserves of $7.44 million during the last 12 months and $3.19 million in the year-to-date nine months.
   FSC charges loan losses against the reserve for loan losses when such losses become probable and subject to reasonable estimation. Net loans charged off were $576 thousand for the quarter, down $1.81 million (75.8%) from the year-ago quarter, and totaled $3.73 million for year-to-date 1994, down $3.36 million (47.4%) from the year-ago period (see also Supplemental Table "Financial Highlights - Reconciliation of the Reserve for Loan Losses"). Net losses continued to be low due to the combined effect of a healthy regional economy, excellent asset quality, and a high level of recoveries on loans charged off. Reflecting excellent asset quality, the ratio of net loan chargeoffs to average loans was an extremely low 0.03% for the quarter, down from 0.16% for the year-ago quarter, and was 0.07% for year-to-date 1994, down from 0.16% for the year-ago period.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY

   Maintaining a well-capitalized position continues to be a high priority for FSC. Total stockholders' equity increased to a record $886.39 million at September 30, 1994, up $76.71 million (9.5%) from September 30, 1993, and up $50.66 million (6.1%) from December 31, 1993. This growth was due primarily to record earnings combined with the effects of acquisitions. The acquisition of CrossLand and the resulting growth in total assets and intangible assets impacted the Corporation's equity ratios during the third quarter of 1994. The ratio of stockholders' equity to total assets was 7.64% at September 30, 1994, compared with 8.33% one year ago and 8.18% at year-end 1993. For the same periods, the ratio of tangible common equity to tangible total assets was 6.25%, compared with 8.20% one year ago and 8.07% at year-end 1993 (see also Supplemental Table "Financial Highlights - Selected Ratios").
   FSC's risk-based capital ratios at September 30, 1994, were: Tier 1 at 9.79%, compared with 11.82% at year end; and Total Capital at 11.96%, compared with 14.15% at year end (see also Supplemental Table "Financial Highlights - Risk-Based Capital Ratios"). The decrease in the Corporation's risk-based capital ratios was due primarily to corporate growth and the additional intangible assets created with the CrossLand acquisition. All of FSC's equity-related ratios exceeded the regulatory minimums, reflecting the Corporation's long-standing emphasis on a well-capitalized position. FSC and its subsidiary banks are classed as "well-capitalized institutions" according to the regulatory definition for risk-based capital ratios.
   On January 24, 1994, FSC increased its quarterly cash dividend paid to $0.26 per share, up $0.03 per share (13.0%) from the previous $0.23 per share. The quarterly cash dividend of $0.26, paid September 6, 1994 to shareholders of record on August 23, 1994, equaled an annualized dividend rate of $1.04 per share, up $0.12 per share (13.0%) from the previous $0.92 per year.
   The continuing 1994 dividends marked the 60th consecutive year in which the Corporation has paid cash dividends. National and state banking and insurance regulations impose restrictions on the ability of FSC's bank and insurance subsidiaries to transfer funds to the Corporation in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSC's current dividend policy. The Corporation's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

MERGERS AND ACQUISITIONS

   FSC's merger and acquisition activity (see Supplemental Table "Mergers and Acquisitions") reflects management's strategy of diversifying and enhancing the Corporation's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities in new and existing markets. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise.
   On July 18, 1994, FSB Idaho acquired American Ban Corporation (headquartered in Boise, Idaho), and its subsidiary American Bank of Commerce with four branches, $63 million in assets, and $51 million in deposits. This acquisition was accounted for using the purchase method of accounting.
   On August 23, 1994, First Security Bank of Wyoming acquired Star Valley State Bank (headquartered in Afton, Wyoming) with two branches, $66 million in assets, and $58 million in deposits. This stock acquisition was accounted for using the purchase method of accounting.

NATIONAL AND REGIONAL ECONOMY

The prospect of above 3% U.S. economic growth persisting well into 1995 bodes well for additional job expansion and production increases. It also means higher interest rates, with inflation functioning as the connecting link.
   The factory sector in the U.S. economy is operating near full capacity, and the nation's labor resources, including skilled and in many cases even semi-skilled labor, have reached full employment. This favorable economic growth environment is the typical lagged response to the stimulative monetary policy and the very low interest rates of 1992 and 1993. While interest rates have increased over the past nine months and some segments of real estate finance have slowed, the overall economy has not been seriously impacted.
   As the economy reaches and perhaps exceeds normal full capacity, the predictable result is rising costs and higher inflation. The Federal Reserve, appropriately committed to minimizing inflation, is thus pushing interest rates higher. That whole process is ongoing and will most likely extend into 1995.
   The Intermountain states remain the fastest-growing region in the nation. Higher mortgage rates may be dampening the pace of residential construction growth, but that will probably be offset by additional expansion in commercial and industrial construction. Overall, the economic outlook for the Intermountain Region continues to be highly favorable.

# # #



FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(restated, in thousands, except per share data and ratios; unaudited)
                                                 3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr     Year To Date Nine Months
                                                    1994       1994       1994       1993       1993       1994       1993     %Chg
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Common Stock Data:
Earnings per common share.....................      0.73       0.71       0.67       0.43       0.68       2.11       1.95      8.2
Dividends paid per common share...............      0.26       0.26       0.26       0.23       0.23       0.78       0.65     20.0
Book value EOP................................     17.88      17.45      17.44      17.24      17.12      17.88      17.12      4.4
Tangible book value EOP.......................     14.42      14.18      17.18      17.00      16.85      14.42      16.85    (14.4)
Market price (bid) EOP........................     28.50      29.00      27.75      25.75      28.00      28.50      28.00      1.8
  High bid for the period.....................     32.00      31.00      29.00      30.00      28.50      32.00      30.25      5.8
  Low bid for the period......................     27.75      27.25      25.75      24.00      26.50      25.75      25.50      1.0
Market capitalization EOP: mktprice x #comshrs 1,411,691  1,426,133  1,337,994  1,247,253  1,322,804  1,411,691  1,322,804      6.7
Market price EOP / book value EOP..........(%)    159.40     166.19     159.12     149.36     163.55     159.40     163.55
Dividend payout ratio: dividend / EPS......(%)     35.62      36.62      38.81      53.49      33.82      36.97      33.33
Dividend yield: dividend / market price....(%)      3.65       3.59       3.75       3.57       3.29       3.65       3.29
Price / earnings ratio: mktprice / 4 qtrs earn      11.2       11.6       11.6       10.8       10.7       11.2       10.7
Common shares outstanding: EOP................    49,533     49,177     48,216     48,437     47,243     49,533     47,243      4.8
Common shares outstanding: average............    50,505     49,845     49,478     48,969     48,147     49,946     47,700      4.7
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Income:
Net interest income...........................   116,536    116,345    110,267    105,863    103,343    343,148    298,075     15.1
Fully-taxable equivalent (FTE) adjustment.....     2,002      1,966      1,963      2,922     (1,092)     5,931      4,711     25.9
Net interest income, FTE......................   118,538    118,311    112,230    108,785    102,251    349,079    302,786     15.3
Provision for loan losses.....................       180        343       (172)     4,647      5,139        351      7,037    (95.0)
Noninterest income............................    60,174     49,956     42,655     46,446     43,107    152,785    120,713     26.6
Noninterest expenses..........................   118,022    110,524    101,368    116,015     94,824    329,914    270,131     22.1
Net income....................................    36,784     35,220     33,162     21,064     32,587    105,166     92,992     13.1
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Balance Sheet - Average:
Investment securities......................... 2,372,101  2,270,250  2,066,065  1,713,775  1,768,370  2,237,260  1,819,151     23.0
Loans, net of unearned income................. 7,489,686  6,993,753  6,547,493  6,314,632  6,037,540  7,013,515  5,748,092     22.0
Reserve for loan losses.......................  (134,492)  (134,270)  (135,122)  (130,881)  (127,787)  (134,626)  (128,100)     5.1
Total interest-earning assets.................10,427,360  9,883,013  9,131,644  8,683,703  8,384,769  9,818,505  8,196,920     19.8
Total assets..................................11,589,745 10,956,238 10,060,915  9,638,743  9,301,245 10,874,327  9,071,202     19.9
Interest-bearing deposits..................... 6,175,251  6,038,334  5,859,165  5,667,076  5,510,779  6,025,408  5,480,428      9.9
Short-term borrowed funds..................... 2,388,601  1,955,541  1,360,105  1,172,030  1,125,109  1,905,183  1,104,138     72.5
Long-term debt................................   306,808    300,304    276,130    225,701    235,474    294,526    196,859     49.6
Total interest-bearing liabilities............ 8,870,660  8,294,179  7,495,400  7,064,807  6,871,362  8,225,117  6,781,425     21.3
Total deposits................................ 7,816,292  7,654,370  7,381,661  7,265,005  6,985,568  7,618,777  6,852,018     11.2
Stockholders' equity..........................   872,004    856,672    854,677    830,817    798,433    861,181    769,102     12.0
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Balance Sheet - End of Period:
Investment securities......................... 2,348,124  2,395,804  2,230,114  1,762,783  1,760,168  2,348,124  1,760,168     33.4
Loans, net of unearned income................. 7,745,350  7,282,550  6,674,067  6,561,021  6,185,830  7,745,350  6,185,830     25.2
Reserve for loan losses.......................  (134,653)  (132,714)  (134,216)  (134,848)  (130,726)  (134,653)  (130,726)     3.0
Total interest-earning assets.................10,563,552 10,484,219  9,816,274  9,329,273  8,797,725 10,563,552  8,797,725     20.1
Total assets..................................11,604,889 11,734,917 10,745,283 10,211,689  9,725,657 11,604,889  9,725,657     19.3
Interest-bearing deposits..................... 6,201,229  6,043,972  5,953,168  5,806,020  5,523,565  6,201,229  5,523,565     12.3
Short-term borrowed funds..................... 2,298,101  2,411,385  1,848,100  1,486,905  1,289,505  2,298,101  1,289,505     78.2
Long-term debt................................   292,058    312,005    297,538    224,836    226,505    292,058    226,505     28.9
Total interest-bearing liabilities............ 8,791,388  8,767,362  8,098,806  7,517,761  7,039,575  8,791,388  7,039,575     24.9
Total deposits................................ 7,935,484  7,887,531  7,509,666  7,503,707  7,061,649  7,935,484  7,061,649     12.4
Stockholders' equity..........................   886,389    858,766    841,647    835,731    809,677    886,389    809,677      9.5
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Problem Assets - End of Period:
Nonaccruing loans:
  Commercial..................................     7,781      8,373      8,874      9,408     13,143      7,781     13,143    (40.8)
  Real estate.................................    12,130     15,394     16,603     23,817     39,181     12,130     39,181    (69.0)
  Consumer....................................       173        203        139        546        294        173        294    (41.2)
  Direct lease financing......................       148        640        895      1,484        151        148        151     (2.0)
  Renegotiated................................         0          0      1,257      1,099        938          0        938       NA
Total nonaccruing loans.......................    20,232     24,610     27,768     36,354     53,707     20,232     53,707    (62.3)
ORE and other foreclosed assets...............     3,148      8,387     14,842     16,465     23,052      3,148     23,052    (86.3)
Total nonperforming assets....................    23,380     32,997     42,610     52,819     76,759     23,380     76,759    (69.5)
Accruing loans past due 90 days or more.......     9,265      9,184     10,318      7,155      8,310      9,265      8,310     11.5
Total problem assets..........................    32,645     42,181     52,928     59,974     85,069     32,645     85,069    (61.6)
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Other Data - End of Period (not rounded to thousands):
Full-time equivalent employees................     7,499      7,427      6,420      6,318      6,259      7,499      6,259     19.8
Domestic bank offices:
  First Security Bank of Utah.................       118        118        114        113        113        118        113      4.4
  First Security Bank of Idaho................        91         87         87         86         84         91         84      8.3
  First Security Bank of New Mexico...........        26         26         26         26         26         26         26      0.0
  First Security Bank of Oregon...............        13         13         13         13         13         13         13      0.0
  First Security Bank of Nevada...............         5          5          5          5          1          5          1    400.0
  First Security Bank of Wyoming..............         6          4          4          2          1          6          1    500.0
  Total First Security Corporation............       259        253        249        245        238        259        238      8.8
============================================= ========== ========== ========== ========== ========== ========== ========== ========

See "Notes to Condensed Consolidated Financial Statements".
EOP: End of period.




FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                 3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr     Year To Date Nine Months
                                                    1994       1994       1994       1993       1993       1994       1993     %Chg
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Reconciliation of the Reserve for Loan Losses:
Balance, beginning of period..................   132,714    134,216    134,848    130,726    126,896    134,848    127,847      5.5
Loans charged off:
  Commercial..................................     1,015      2,667        887      4,653      2,690      4,569      5,045     (9.4)
  Real estate.................................       473        447      1,030      4,809        704      1,950      2,771    (29.6)
  Consumer....................................     7,335      5,793      6,637      6,029      4,834     19,765     15,694     25.9
  Direct lease financing......................        12         86         37      1,310         51        135        156    (13.5)
Total loans charged off.......................     8,835      8,993      8,591     16,801      8,279     26,419     23,666     11.6
Recoveries on loans charged off:
  Commercial..................................    (3,291)    (2,312)    (3,988)    (5,279)    (2,150)    (9,591)    (6,510)    47.3
  Real estate.................................    (1,354)      (870)    (1,113)    (4,214)    (1,069)    (3,337)    (2,231)    49.6
  Consumer....................................    (3,100)    (3,050)    (2,817)    (2,504)    (2,649)    (8,967)    (7,751)    15.7
  Direct lease financing......................      (514)      (271)        (7)       (29)       (27)      (792)       (84)   842.9
Total recoveries of loans charged off.........    (8,259)    (6,503)    (7,925)   (12,026)    (5,895)   (22,687)   (16,576)    36.9
Net loans charged off (recovered).............       576      2,490        666      4,775      2,384      3,732      7,090    (47.4)
Provision for loan losses.....................       180        343       (172)     4,647      5,139        351      7,037    (95.0)
Reserves acquired in merger transactions......     2,335        645        206      4,250      1,075      3,186      2,932      8.7
Balance, end of period........................   134,653    132,714    134,216    134,848    130,726    134,653    130,726      3.0
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Net loans charged off:
  Commercial..................................    (2,276)       355     (3,101)      (626)       540     (5,022)    (1,465)   242.8
  Real estate.................................      (881)      (423)       (83)       595       (365)    (1,387)       540   (356.9)
  Consumer....................................     4,235      2,743      3,820      3,525      2,185     10,798      7,943     35.9
  Direct lease financing......................      (502)      (185)        30      1,281         24       (657)        72 (1,012.5)
Net loans charged off.........................       576      2,490        666      4,775      2,384      3,732      7,090    (47.4)
- - - --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------
Selected Ratios (%):
Return on average assets......................      1.26       1.29       1.34       0.87       1.39       1.29       1.37
Return on average stockholders' equity........     16.74      16.49      15.74      10.06      16.19      16.33      16.17
Net interest margin, FTE......................      4.55       4.79       4.92       5.01       4.88       4.74       4.93
Net interest spread, FTE......................      3.98       4.23       4.32       4.37       4.25       4.17       4.32
Efficiency ratio:
  (nonint exp / (net int inc FTE + nonint inc)     66.04      65.68      65.45      74.74      65.23      65.74      63.79
Productivity ratio:
  (nonint exp / average assets)...............      4.04       4.05       4.09       4.78       4.04       4.06       3.98
Stockholders' equity / assets.................      7.64       7.32       7.83       8.18       8.33       7.64       8.33
Tangible common equity / tangible assets......      6.25       6.03       7.72       8.07       8.20       6.25       8.20
Loans / deposits..............................     97.60      92.33      88.87      87.44      87.60      97.60      87.60
Loans / assets................................     66.74      62.06      62.11      64.25      63.60      66.74      63.60
Reserve for loan losses EOP to:
  Total loans.................................      1.74       1.82       2.01       2.06       2.11       1.74       2.11
  Nonaccruing loans...........................    665.54     539.27     483.35     370.93     243.41     665.54     243.41
  Nonaccruing + accruing loans past due 90 day    456.50     392.71     352.40     309.93     210.79     456.50     210.79
Nonaccruing loans / total loans...............      0.26       0.34       0.42       0.55       0.87       0.26       0.87
Nonaccrue + accrue loans past due / total loan      0.38       0.46       0.57       0.66       1.00       0.38       1.00
Nonperforming assets EOP to:
  Total loans + ORE...........................      0.30       0.45       0.64       0.80       1.24       0.30       1.24
  Total assets................................      0.20       0.28       0.40       0.52       0.79       0.20       0.79
  Total equity................................      2.64       3.84       5.06       6.32       9.48       2.64       9.48
  Total equity + reserve for loan losses......      2.29       3.33       4.37       5.44       8.16       2.29       8.16
Problem assets EOP to:
  Total loans + ORE...........................      0.42       0.58       0.79       0.91       1.37       0.42       1.37
  Total assets................................      0.28       0.36       0.49       0.59       0.87       0.28       0.87
  Total equity................................      3.68       4.91       6.29       7.18      10.51       3.68      10.51
  Total equity + reserve for loan losses......      3.20       4.25       5.42       6.18       9.05       3.20       9.05
Net loans charged off / average loans.........      0.03       0.14       0.04       0.30       0.16       0.07       0.16
============================================= ========== ========== ========== ========== ========== ========== ========== ========
Risk-Based Capital Ratios (%):
As of September 30, 1994                             FSC        FSB        FSB        FSB
                                              Consolidate      Utah      Idaho  NewMexico
                                              ---------- ---------- ---------- ----------
Tier 1........................................      9.79       9.90       8.08      11.57
Total Capital (Tier 1 + 2)....................     11.96      11.54      10.25      12.83
Leverage Ratio................................      7.00       7.06       6.47       5.97
============================================= ========== ========== ========== ========== ========== ========== ========== ========

See "Notes to Condensed Consolidated Financial Statements".
EOP: End of period.




FIRST SECURITY CORPORATION
MERGERS AND ACQUISITIONS
(unaudited)
Acquisition                                                                               # Bank Offices       Assets    Deposits
Date:  Type:              Acquired Institution:                 Home Office:            Acquired Retained       $ 000       $ 000
- - - ------ ------------------ ------------------------------------- ----------------------- -------- -------- ----------- -----------
 1993:
01-Mar Purchase           Fenton Insurance Agency               Salt Lake City, UT             -        -         104         -
01-Apr Pool-of-interests  First Bancshares                      St. George, UT                 5        5      79,808      72,910
01-May Pool-of-interests  Benton County Bank                    Corvallis, OR                  2        2      36,731      31,987
02-Aug Purchase           Bank of America Arizona               Deposits only, UT              -        -         -         6,753
26-Aug Pool-of-interests  Desert SouthWest Community Bancorp    Las Vegas, NV                  1        1      49,490      43,242
02-Sep Pool-of-interests  Kennevick Insurance Agency            Boise, ID                      -        -         160         -
30-Sep Purchase           Bank One of Utah                      Deposits only, UT              -        -         -         5,772
28-Oct Pool-of-interests  State Bank of Green River             Green River, WY                1        1      32,886      27,957
19-Nov Pool-of-interests  First National Financial Corporation  Albuquerque, NM               26       26   1,242,880   1,127,302
19-Nov Pool-of-interests  Continental Bancorporation            Las Vegas, NV                  4        4     203,128     198,157
30-Nov Purchase           First Professional Bank               Core deposits only, UT         -        -       6,030       6,020
 1994:
18-Feb Purchase           Equality State Bank                   2 branches only, WY            2        2      31,420      31,338
29-Apr Purchase           CrossLand Mortgage Acquisition Corp.  Salt Lake City, UT             -        -     330,156         -
20-May Pool-of-interests  Community First Bank                  Clearfield, UT                 5        5      75,242      62,556
18-Jul Purchase           American Ban Corporation              Boise, ID                      4        4      63,352      50,914
23-Aug Purchase           Star Valley State Bank                Afton, WY                      2        2      65,891      57,930

- - - ------ ------------------ ------------------------------------- ----------------------- -------- -------- ----------- -----------
                          TOTALS                                                              52       52  $2,217,278  $1,722,838
====== ================== ===================================== ======================= ======== ======== =========== ===========




FIRST SECURITY CORPORATION
LOANS OUTSTANDING, NET OF UNEARNED INCOME
                                          September 30, 1994  December 31, 1993 September 30, 1994
                                                      %Total             %Total             %Total Sept/Sept
(in thousands; unaudited)                     Balance  Loans     Balance  Loans  Balance(A)  Loans     %Chg
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Commercial Loans:
  Commercial / Industrial................. $1,265,184   16.3  $1,164,835   17.8          NA     NA       NA
  Agricultural............................    316,543    4.1     255,122    3.9          NA     NA       NA
  Other Commercial........................    151,815    2.0     151,443    2.3          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      1,733,542   22.4   1,571,400   24.0  $1,452,153   23.5     19.4
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Real Estate Secured Loans:
  Residential Real Estate Loans:
    Term..................................  1,465,040   18.9   1,239,395   18.9          NA     NA       NA
    Home equity...........................    337,395    4.4     280,776    4.3          NA     NA       NA
    Construction..........................    181,532    2.3     147,526    2.2          NA     NA       NA
    Construction Land.....................      6,622    0.1      13,187    0.2          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Total Residential Real Estate Loans       1,990,589   25.7   1,680,884   25.6          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Commercial Real Estate (CRE) Loans:
    Term: owner occupied..................    349,687    4.5     319,542    4.9          NA     NA       NA
    Term: nonowner occupied...............    471,715    6.1     391,851    6.0          NA     NA       NA
    Construction: owner occupied..........     42,452    0.5      42,249    0.6          NA     NA       NA
    Construction: nonowner occupied.......     69,964    0.9      37,480    0.6          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
      Subtotal: CRE Owner Occupied            392,139    5.0     361,791    5.5          NA     NA       NA
      Subtotal: CRE Nonowner Occupied         541,679    7.0     429,331    6.6          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Commercial Land.......................     43,100    0.6      54,197    0.8          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Total Commercial Real Estate Loans          976,918   12.6     845,319   12.9          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Farm Land...............................     16,573    0.2      17,277    0.3          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             2,984,080   38.5   2,543,480   38.8   2,408,227   38.9     23.9
  Memo: Total RE Term Loans...............  2,678,451   34.6   2,299,393   35.1   2,212,390   35.8     21.1
  Memo: Total RE Construction Loans.......    305,629    3.9     244,087    3.7     195,837    3.2     56.1
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Consumer Loans:
  Auto....................................  2,130,654   27.5   1,540,213   23.4          NA     NA       NA
  Student.................................     88,398    1.2     110,231    1.7          NA     NA       NA
  Credit Card Receivables.................    273,477    3.5     275,467    4.2          NA     NA       NA
  Other Consumer..........................    218,232    2.8     242,388    3.7          NA     NA       NA
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,710,761   35.0   2,168,299   33.0   2,063,255   33.4     31.4
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Direct Lease Financing:
TOTAL DIRECT LEASE FINANCING..............    316,967    4.1     277,842    4.2     262,195    4.2     20.9
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               7,745,350  100.0   6,561,021  100.0   6,185,830  100.0     25.2
  Reserve for Loan Losses.................   (134,653)          (134,848)          (130,726)            3.0
- - - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                           $7,610,697         $6,426,173         $6,055,104            25.7
========================================= =========== ====== =========== ====== =========== ====== ========

(A) September 30, 1993 figures have been restated to reflect the Nov. 19, 1993 pooling-of-interests merger with First National Financial Corp. (FNFC).  Meaningful comparisons of individual loan categories with periods prior to December 31, 1993 are not possible because FNFC's loan detail did not permit restate-
    ment; only the subtotals and totals shown for the year-ago quarter have been restated to include FNFC.




FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
(Fully Taxable Equivalent; in thousands; unaudited)  (A)

For the Three Months Ended September 30, 1994 and 1993
Avg Balance Avg Balance  Yield/Rate %                                                Interest Inc/Exp(B)   Change   Changes Due To:
       1994        1993   1994   1993                                                     1994      1993  1994-93   Volume  Rate(C)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        INTEREST-EARNING ASSETS / INCOME:
                                        Loans, net of unearned income and
 $7,342,317  $5,908,977   8.80   8.70     deferred taxes on leases (D)                $161,508  $128,540  $32,968  $31,180   $1,788
  2,108,122          NA   5.58     NA   Investment securities: available for sale (E)   29,419        NA       NA       NA       NA
    263,979          NA   6.24     NA   Investment securities: held to maturity (E)      4,118        NA       NA       NA       NA
  2,372,101   1,768,370   5.66   5.88     Total investment securities (E)               33,537    25,997    7,540    8,876   (1,336)
    669,955     404,013   4.06   5.20   Trading account securities                       6,793     5,256    1,537    3,460   (1,923)
     40,364     275,859   4.90   3.09   Federal funds sold & RP's purchased                494     2,132   (1,638)  (1,820)     182
      2,623      27,550   5.34   3.25   Interest-bearing deposits other banks               35       224     (189)    (203)      14
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
$10,427,360  $8,384,769   7.76   7.74   TOTAL INTEREST-EARN ASSETS / INCOME            202,367   162,149   40,218   41,493   (1,275)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------

                                        INTEREST-BEARING LIABILITIES / EXPENSES:
                                        Interest-bearing deposits:
 $1,116,191    $965,708   1.71   1.90     NOW accounts                                   4,766     4,593      173      716     (543)
  2,607,300   2,250,449   2.93   3.05     Savings accounts                              19,068    17,144    1,924    2,719     (795)
    405,552     330,143   4.54   4.24     Time deposits $100,000 & over                  4,607     3,497    1,110      799      311
  2,046,208   1,964,479   4.50   4.53     Other time deposits                           23,006    22,250      756      926     (170)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  6,175,251   5,510,779   3.33   3.45   TOTAL INTEREST-BEARING DEPOSITS                 51,447    47,484    3,963    5,160   (1,197)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  2,308,671   1,069,362   4.59   2.96   Federal funds purchased & RP's sold             26,519     7,923   18,596    9,182    9,414
     79,930      55,747   6.19   4.39   Other short-term borrowings                      1,236       612      624      265      359
    306,808     235,474   6.03   6.59   Long-term debt                                   4,627     3,879      748    1,175     (427)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 $8,870,660  $6,871,362   3.78   3.49   TOT INTEREST-BEAR LIABILITY/EXPENSE             83,829    59,898   23,931   15,782    8,149
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                          7.76   7.74   Interest income / earning assets
                          3.21   2.86   Interest expense / earning assets
                        ------ ------   --------------------------------------------
                          4.55   4.88   Net interest income / earning assets           118,538   102,251   16,287  $25,711  ($9,424)
                                        Less fully taxable equivalent adjust             2,002    (1,092)   3,094
                        ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED STATEMENT OF INCOME             $116,536  $103,343  $13,193
=========== =========== ====== ======   ============================================ ========= ========= ======== ======== ========

For the Year-To-Date Nine Months Ended September 30, 1994 and 1993
Avg Balance Avg Balance  Yield/Rate %                                                Interest Inc/Exp(B)   Change   Changes Due To:
       1994        1993   1994   1993                                                     1994      1993  1994-93   Volume  Rate(C)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        INTEREST-EARNING ASSETS / INCOME:
                                        Loans, net of unearned income and
 $6,871,055  $5,652,027   8.65   8.94     deferred taxes on leases (D)                $445,905  $378,882  $67,023  $81,717 ($14,694)
  1,959,375          NA   5.35     NA   Investment securities: available for sale (E)   78,662        NA       NA       NA       NA
    277,885          NA   6.50     NA   Investment securities: held to maturity (E)     13,556        NA       NA       NA       NA
  2,237,260   1,819,151   5.50   6.01     Total investment securities (E)               92,218    81,993   10,225   18,845   (8,620)
    649,049     445,312   5.70   4.88   Trading account securities                      27,765    16,285   11,480    7,451    4,029
     58,641     267,197   3.57   3.05   Federal funds sold & RP's purchased              1,570     6,107   (4,537)  (4,767)     230
      2,500      13,233   4.32   3.25   Interest-bearing deposits other banks               81       323     (242)    (262)      20
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 $9,818,505  $8,196,920   7.71   7.87   TOTAL INTEREST-EARN ASSETS / INCOME            567,539   483,590   83,949  102,984  (19,035)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------

                                        INTEREST-BEARING LIABILITIES / EXPENSES:
                                        Interest-bearing deposits:
 $1,089,772    $943,026   1.70   1.94     NOW accounts                                  13,857    13,693      164    2,131   (1,967)
  2,555,888   2,166,878   2.92   3.09     Savings accounts                              56,051    50,172    5,879    9,007   (3,128)
    405,619     344,483   4.22   4.19     Time deposits $100,000 & over                 12,826    10,813    2,013    1,919       94
  1,974,129   2,026,041   4.36   4.67     Other time deposits                           64,607    70,956   (6,349)  (1,818)  (4,531)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  6,025,408   5,480,428   3.26   3.54   TOTAL INTEREST-BEARING DEPOSITS                147,341   145,634    1,707   11,239   (9,532)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  1,844,369   1,049,188   3.97   2.96   Federal funds purchased & RP's sold             54,897    23,323   31,574   17,677   13,897
     60,814      54,950   5.63   4.26   Other short-term borrowings                      2,567     1,757      810      187      623
    294,526     196,859   6.18   6.83   Long-term debt                                  13,655    10,090    3,565    5,006   (1,441)
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 $8,225,117  $6,781,425   3.54   3.55   TOT INTEREST-BEAR LIABILITY/EXPENSE            218,460   180,804   37,656   34,109    3,547
- - - ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                          7.71   7.87   Interest income / earning assets
                          2.97   2.94   Interest expense / earning assets
                        ------ ------   --------------------------------------------
                          4.74   4.93   Net interest income / earning assets           349,079   302,786   46,293  $68,875 ($22,582)
                                        Less fully taxable equivalent adjust             5,931     4,711    1,220
                        ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED STATEMENT OF INCOME             $343,148  $298,075  $45,073
=========== =========== ====== ======   ============================================ ========= ========= ======== ======== ========

(A): Figures have been restated where applicable to reflect the Nov. 19, 1993 pooling-of-interests merger with First National
     Financial Corp.
(B): Interest and rates are presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% in 1993 and 1994.
(C): Changes not due entirely to changes in volume or rate have been allocated to rate.
(D): Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $4,144 and $3,490 for the 1994 and 1993 quarters, respectively, and $13,151 and $9,291 for the 1994 and 1993 year-to-date periods, respectively.
(E): SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" was adopted January 1, 1994; per the new accounting requirements, detailed comparisons with prior periods are not available (NA).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
   First Security Corporation (FSC) and its subsidiaries are subject from time to time to various claims and legal actions filed or threatened by customers and others arising in connection with the Corporation's regular business activities. In all litigation filed against it, FSC vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Some legal actions filed against the Corporation seek inflated damage amounts, often in an effort to force compromise of a troubled loan transaction, and are disclosed from time to time in filings with the SEC as required by applicable rules. Since the filing of FSC's 1993 Annual Report and Form 10-K, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC, except for the following:
   Purported class action lawsuits have been filed in two jurisdictions (Florida and Illinois) on behalf of mortgage borrowers from CrossLand Mortgage Corp. ("CrossLand") alleging technical violations of Federal "Truth in Lending" rules based on lending and disclosure practices believed to be in compliance with such rules at the time. Rescissions of the loans as well as statutory and compensatory damages are requested in the lawsuits as filed. Discovery is now beginning and the classes have not yet been certified. FSC believes it has indemnification claims against the sellers of CrossLand for a substantial portion of any damages which plaintiffs may establish in these litigations.

Item 6. Exhibits, and Reports on Form 8-K
   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
      Exhibit 27. Financial Data Schedule
   (b). Reports on Form 8-K:
      On October 17, 1994, FSC issued a report on Form 8-K announcing the closing on October 18, 1994 of the sale of $100,000,000 face amount of 7.875% Senior Notes due October 15, 1999.
# # #




SIGNATURES

   Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION



DATE:   November 10, 1994   BY____[SIGNED]______________________________
                            Scott C. Ulbrich
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)

# # #



EXHIBIT 11. Computation of Earnings Per Share

FIRST SECURITY CORPORATION
COMPUTATION OF EARNINGS PER SHARE
For the Periods Ended September 30, 1994 and 1993
                                                          Three Months    YearToDate Nine Months
(in thousands, except per share amounts; unaudited)       1994       1993       1994       1993
- - - --------------------------------------------------- ---------- ---------- ---------- ----------
Net Income:
  Per statement of consolidated income..............   $36,784    $32,587   $105,166    $92,992
  Deduct dividend requirements of preferred stock...        10         10         30         32
- - - --------------------------------------------------- ---------- ---------- ---------- ----------
Net income applicable to common stock...............    36,774     32,577    105,136     92,960
  Add dividend requirements of preferred stock......        10         10         30         32
- - - --------------------------------------------------- ---------- ---------- ---------- ----------
Net income assuming full dilution...................   $36,784    $32,587   $105,166    $92,992
=================================================== ========== ========== ========== ==========

Net Income Per Share:
  Assuming no dilution..............................     $0.73      $0.68      $2.11      $1.96
  Assuming full dilution............................     $0.73      $0.68      $2.11      $1.95
=================================================== ========== ========== ========== ==========

Average common shares outstanding:
  Average common shares outstanding.................    49,873     47,267     49,357     46,782
  Common stock equivalents (options)................     1,047      1,062      1,031      1,135
Treasury shares.....................................      (570)      (348)      (600)      (387)
- - - --------------------------------------------------- ---------- ---------- ---------- ----------
  Assuming no dilution .............................    50,350     47,981     49,788     47,530
  Issuable assuming conversion of preferred stock...       155        166        158        170
- - - --------------------------------------------------- ---------- ---------- ---------- ----------
  Assuming full dilution............................    50,505     48,147     49,946     47,700
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




EXHIBIT 27. Financial Data Schedule

FIRST SECURITY CORPORATION

[ARTICLE] 9
[MULTIPLIER] 1000

[PERIOD-TYPE]                       9-MOS
[FISCAL-YEAR-END]              DEC-31-1993
[PERIOD-START]                 JAN-01-1994
[PERIOD-END]                   SEP-30-1994
[CASH]                            600,192
[INT-BEARING-DEPOSITS]              1,882
[FED-FUNDS-SOLD]                   70,109
[TRADING-ASSETS]                  398,087
[INVESTMENTS-HELD-FOR-SALE]     2,087,639
[INVESTMENTS-CARRYING]            260,485
[INVESTMENTS-MARKET]            2,347,984
[LOANS]                         7,745,350
[ALLOWANCE]                       134,653
[TOTAL-ASSETS]                 11,604,889
[DEPOSITS]                      7,935,484
[SHORT-TERM]                    2,298,101
[LIABILITIES-OTHER]               192,857
[LONG-TERM]                       292,058
[COMMON]                          885,721
[PREFERRED-MANDATORY]                   0
[PREFERRED]                           668
[OTHER-SE]                              0
[TOTAL-LIABILITIES-AND-EQUITY] 11,604,889
[INTEREST-LOAN]                   443,418
[INTEREST-INVEST]                  88,797
[INTEREST-OTHER]                   29,393
[INTEREST-TOTAL]                  561,608
[INTEREST-DEPOSIT]                147,341
[INTEREST-EXPENSE]                218,460
[INTEREST-INCOME-NET]             343,148
[LOAN-LOSSES]                         351
[SECURITIES-GAINS]                    (40)
[EXPENSE-OTHER]                   329,914
[INCOME-PRETAX]                   165,668
[INCOME-PRE-EXTRAORDINARY]        105,166
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                      105,166
[EPS-PRIMARY]                        2.11
[EPS-DILUTED]                        2.11
[YIELD-ACTUAL]                       4.74
[LOANS-NON]                        20,232
[LOANS-PAST]                        9,265
[LOANS-TROUBLED]                        0
[LOANS-PROBLEM]                    20,860
[ALLOWANCE-OPEN]                  134,848
[CHARGE-OFFS]                      18,160
[RECOVERIES]                       14,428
[ALLOWANCE-CLOSE]                 134,653
[ALLOWANCE-DOMESTIC]              134,653
[ALLOWANCE-FOREIGN]                     0
[ALLOWANCE-UNALLOCATED]                 0