Form 10-Q/A
period 1994-09-30
FIRST SECURITY CORP /DE/
filed 1994-12-21
CIK 312367

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
________________________________________________________________________

                              FORM 10-Q / A
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

This 10-Q / A has been filed to furnish separate EDGAR documents for "Exhibit 11: Computation of Earnings Per Share" and "Exhibit 27:
Financial Data Schedule" that were originally incorporated within the EDGAR 10-Q document filed previously.

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

FIRST SECURITY CORPORATION


DATE:   December 20, 1994   BY____[SIGNED]______________________________
                            Scott C. Ulbrich
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)

# # #