Form 10-K
FIRST SECURITY CORP /UT/
filed 1995-03-31
CIK 312367

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File Number
December 31, 1994                                                 1-6906


                      FIRST SECURITY CORPORATION
        (Exact name of registrant as specified in its charter)

Delaware                                                      87-6118148
(State of incorporation)            (I.R.S. Employer Identification No.)

79 South Main, P.O. Box 30006
Salt Lake City, Utah                                          84130-0006
(Address of principal executive offices)                      (Zip Code)

(801) 246-5706
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
   Floating Rate Notes Due 1999, listed on the New York Stock Exchange.

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

                           Yes [X]       No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                           Yes [ ]       No [X]

The aggregate market value of First Security Corporation voting stock held by nonaffiliates as of February 28, 1995, was $1,192,435,138.50. As of February 28, 1995, First Security Corporation had 49,910,935.54 shares of Common Stock - $1.25 Par Value outstanding (net of 327,355.22 treasury shares). They were held by 9,123 stockholders of record.

The Registrant's Proxy Statement dated March 15, 1995, is incorporated by reference into Parts I and III of this Form 10-K.

INDEX

         Item  Caption
------------------------------------------------------------------------------
Part I
         1     Business
         1(a)  General Development of Business
         1(b)  Industry Segments
         1(c)  Narrative Description of Business
               Competitive Position
               Employment
               Executive Officers of the Registrant (A)
         1(d)  Financial Information About Foreign and Domestic Operations
               Distribution of Assets, Liabilities and Stockholders' Equity;
                 Interest Rates and Interest Differential
               Analysis of Interest Changes Due to Volume and Changes in Rates
               Investment Portfolio
               Loan Portfolio
                 A. Types of Loans
                 B. Maturities and Sensitivities to Changes in Interest Rates
                 C. Risk Elements
                 D. Other Interest-Bearing Assets
               Summary of Loan Loss Experience
               Deposits
               Return on Equity and Return on Assets
               Short-Term Borrowings
         2     Properties
         3     Legal Proceedings
         4     Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------
Part II
         5     Market for Registrant's Common Stock and Related Security
                 Holder Matters
         6     Selected Financial Data
         7     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations
         8     Financial Statements and Supplementary Data
         9     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosures
------------------------------------------------------------------------------
Part III
         10    Directors and Executive Officers. (A)
         11    Management Remuneration and Transactions. (A)
         12    Security Ownership of Certain Beneficial Owners and
                 Management. (A)
         13    Certain Relationships and Related Transactions. (A)

  (A): Incorporated by reference from the Registrant's Proxy Statement dated March 15, 1995.
------------------------------------------------------------------------------
Part IV
         14(a) Exhibits and Financial Statement Schedules:
               1. Report of Independent Certified Public Accountants
                  Consolidated Balance Sheets,
                    December 31, 1994 and 1993
                  Consolidated Statements of Income
                    for the Years Ended December 31, 1994, 1993, and 1992
                  Consolidated Statement of Stockholders' Equity
                    for the Years Ended December 31, 1992, 1993, and 1994
                  Consolidated Statement of Cash Flows
                    for the Years Ended December 31, 1994, 1993, and 1992
                  Notes to Consolidated Financial Statements
               2. Exhibit Index
                  Ex. 3.1.  Certificate of incorporation, as amended.
                    (Exhibit 3.1 to FSCO's Registration Statement on Form S-4, Registration No. 33-30045, as filed on July 24, 1990, hereby incorporated by reference.)
                  Ex. 3.2.  Bylaws of FSCO, as amended.
                    (Exhibit 2 to FSCO's Registration Statement on Form S-7, Registration No. 2-61892, as filed on June 16, 1978, and
                    Exhibit 3.2 to FSCO's Registration Statement on Form S-4, Registration No. 33-30045, as filed on July 24, 1990, hereby incorporated by reference.)
                  Ex. 4.1.  No instruments defining the rights of holders of long-term debt of FSCO and its subsidiaries have been included as exhibits because the total amount of indebted-ness authorized under any such instrument does not exceed 10% of the total assets of FSCO and its subsidiaries on a consolidated basis.
                  Ex. 4.2.  Rights Agreement dated as of August 28, 1990,
                    between FSCO and First Security Bank of Utah, N.A., which includes the form of Rights Certificate (together with the Form of Election of Exercise) as Exhibit A; the form of Certificate of Designation of the series of Junior Series B Preferred Stock, no par value per share, of FSCO as Exhibit B; and the Summary of Rights as Exhibit C.
                    (Filed as Exhibit 4 to FSCO's Current Report on Form 8-K dated August 28, 1990, as filed with the SEC on September 1, 1990, [File No. 1-6906] and hereby incorporated by reference.)
                  Ex. 4.3.  Amendment Agreement dated as of September 26,
                    1990, by and between FSCO and First Security Bank of Utah, N.A., amending the Rights Agreement dated as of August 28, 1990, between the same parties.
                    (Filed as Exhibit 1 to Amendment No. 1 on Form 8, dated October 10, 1990, as filed with the SEC on October 16, 1990, amending FSCO's Current Report on Form 8-K dated August 28, 1990, as filed with the SEC Commission on September 1, 1990, [File No. 1-6906] and hereby incorporated by reference.)
                  Ex. 10.  Material Contracts:  Executive Compensation Plans
                    and Arrangements:
                  Ex. 10.1. Amended and Restated First Security Corporation
                    Comprehensive Management Incentive Plan.
                  Ex. 10.2, 10.3, 10.4, 10.5, 10.6. Employment Agreements
                    between FSCO and Spencer F. Eccles, Morgan J. Evans, L. Scott Nelson, T. Eugene King, and J. Patrick McMurray. (Exhibits to FSCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, hereby incorporated by reference [File No. 1-6906].)
                  Ex. 10.7. Employment Agreement between FSCO and Scott C.
                    Ulbrich.
                    (Exhibit to FSCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, hereby incorporated by reference [File No. 1-6906].)
                  Ex. 10.8. The form of First Security Deferred Compensation
                    Plan Deferral Election -- 01/01/95 - 12/31/95.
                  Ex. 11. Computation of per share earnings.
                  Ex. 21. Subsidiaries.
                  Ex. 23.1. Consent of Independent Certified Public
                    Accountants: Deloitte & Touche LLP.
                  Ex. 23.2. Consent of Independent Certified Public
                    Accountants: KPMG Peat Marwick LLP.
                  Ex. 27. Financial Data Schedule.
         14(b) Reports on Form 8-K:
               On January 31, 1995, FSCO reported on Form 8-K a press release relating to an increase in its regular quarterly cash
                 dividend.
               On February 2, 1995, FSCO reported on Form 8-K/A an amendment to correct the record date reported in the Form 8-K filed on January 31, 1995.
         14(c) Exhibits required by Item 601 of Regulation S-K.
Signatures
------------------------------------------------------------------------------

The following pages contain "Management's Discussion and Analysis" of First Security Corporation's 1994 financial condition and results of operations, including comparisons with prior years' results and identification of possible risks and trends.

As required by applicable accounting rules, all 1992 and prior year amounts in this report were restated in 1993 to reflect the 1993 pooling-of-interests merger with First National Financial Corporation, and the adoption of SFAS
No 109 "Accounting for Income Taxes", which was applied retroactively. In 1992, historical per share data were restated where appropriate to reflect three-for-two stock splits made in the form of 50% stock dividends paid in May 1992 and June 1991.

It should be noted that the five-year compound growth rates shown on tables throughout this discussion may not represent actual trends due to recent acquisitions and certain nonrecurring events.

The consolidated financial statements should be read in conjunction with this review.

TABLE OF CONTENTS
FINANCIAL REVIEW
 Glossary
 Summary of Earnings and Financial Condition
 Business Lines
 Mergers and Acquisitions
 Stockholders' Equity and Capital Adequacy
 Common and Preferred Stock
 Interest Earning Assets and Asset Quality
   Investment Securities
   Loans
   Problem Assets
   Reserve for Loan Losses
 Asset/Liability Management
 Liquidity
 Income Statement Analysis:
   Net Interest Income
   Noninterest Income
   Noninterest Expenses
   Provision for Income Taxes
 Off-Balance Sheet Items
 Inflation Accounting and Capital Commitments
 National and Regional Economy
 Competitive Position
 Legal Proceedings
Management's Report on Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
 Consolidated Balance Sheets
 Consolidated Statements of Income
 Consolidated Statements of Stockholders' Equity
 Consolidated Statements of Cash Flows
 Notes to Consolidated Financial Statements
Corporate Information

TABLES:
Table 1:   Financial Highlights
Table 2:   Consolidating Statements
Table 3:   Mergers and Acquisitions
Table 4:   Capital Ratios
Table 5:   Investment Securities
Table 6:   Loans
Table 7:   Problem Assets
Table 8:   Reconciliation of the Reserve for Loan Losses
Table 9:   Allocation of the Reserve for Loan Losses
Table 10:  Maturities and Interest Rate Sensitivity
Table 11:  Maturities and Interest Rate Sensitivities
            of Selected Loan Categories
Table 12:  Maturities of Time Certificates of
            $100,000 or More
Table 13:  Deposits
Table 14:  Short-Term Borrowings
Table 15:  Long-Term Debt
Table 16:  Average Balance Sheets, Net Interest Income,
            Yields and Rates
Table 17:  Analysis of Interest Changes Due to
            Volume and Rates
Table 18:  Noninterest Income
Table 19:  Noninterest Expenses
Table 20:  Quarterly Financial Summary

GLOSSARY

ALCO: Asset/liability management committees comprised of senior officers from the major divisions of each FSCO subsidiary. The ALCO process identifies, assesses, and manages FSCO's liquidity, capital adequacy, and interest rate risks.

BOOK VALUE PER SHARE: Common stockholders' equity divided by the number of common shares outstanding.

CAPITAL ADEQUACY: Sufficient equity to support strategic plans while providing an attractive rate of return for stockholders. Often measured by risk-based capital ratios.

CORE DEPOSITS: Total deposits, excluding time deposits of $100,000 or more and foreign deposits.

DERIVATIVES: Financial instruments whose performance is derived from the performance of another financial instrument or the change of an underlying index which may be tied to the performance of one or many related or unrelated financial instruments (see: "Note 10. To Consolidated Financial Statements - Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

EFFICIENCY RATIO: Noninterest expenses divided by the sum of net interest income FTE plus noninterest income.

FAIR VALUE: An approximation of current market value derived from carrying value, market quotes, and discounted cash flow analysis.

FTE: Fully-taxable equivalent. An adjustment made to interest income to facilitate comparison of interest income earned on tax-exempt or tax-favored loans, leases, and securities with interest earned subject to full taxation.

GAP: An asset/liability management term. Gap assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The difference between total interest-sensitive assets and liabilities at each time interval represents the interest sensitivity gap for that interval.

INTANGIBLE ASSETS: Goodwill, purchased mortgage servicing rights, deposit-based intangibles, and insurance intangibles.

INTEREST RATE RISK: The risk that changes in interest rates will impact net interest income.

LEVERAGE RATIO: Tier 1 capital divided by the sum of total assets minus nonqualifying intangibles.

LIQUIDITY:  The ability to meet cash flow requirements at reasonable cost.

MARKET CAPITALIZATION: The market (bid) price of a share of common stock multiplied by the number of shares of common stock outstanding, i.e., the total market value of all outstanding shares.

NASDAQ/NMS: The National Association of Securities Dealers Automated Quotation/National Market System.

NET INTEREST INCOME: Interest income plus loan fees minus interest expense, frequently adjusted to an FTE basis for analytical purposes.

NET INTEREST MARGIN: Net interest income FTE divided by average interest-earning assets.

NET INTEREST SPREAD: The arithmetic difference between the FTE yield on interest-earning assets and the rate paid on interest-bearing funds.

NONACCRUING LOANS: Loans on which interest is not being accrued for income statement purposes. Interest received on nonaccruing loans is reported on a cash basis.

NONPERFORMING ASSETS:  Nonaccruing loans plus renegotiated loans plus ORE.

NOTIONAL AMOUNT: The contractual amount against which changes in interest rates are applied in the calculation of interest exchanges. Not a measurement of principal at risk, as no cash settlement of notional balances ever occurs.

ORE:  Other real estate owned plus other foreclosed assets.

POTENTIAL PROBLEM LOANS: As defined by the SEC, potential problem loans are performing loans that have characteristics that cause management to have serious doubts about the borrower's ability to comply with the present loan repayment terms. These loans are less than 90 days past due, and are accruing interest.

PROBLEM ASSETS: Nonperforming assets plus accruing loans past due 90 days or more.

PRODUCTIVITY RATIO:  Noninterest expenses divided by average total assets.

PROVISION FOR LOAN LOSSES: A charge against income made to adjust the reserve for loan losses to a desired level to cover potential future loan losses.

RESERVE FOR LOAN LOSSES: An adjustment made to loans to recognize possible future loan chargeoffs. All loan losses are charged against this reserve as they become probable and subject to reasonable estimation. Recoveries of amounts previously charged off are credited to this reserve. It is adjusted by means of the provision for loan losses.

RISK-BASED CAPITAL RATIOS: Equity measurements used by regulatory agencies to assess a bank's capital adequacy. These ratios are: Tier 1 Capital divided by risk-adjusted assets; and Total Capital (Tier 1 plus Tier 2 capital) divided by risk-adjusted assets.

ROAA: Return on average assets. Net income divided by average total assets.

ROAE: Return on average equity. Net income divided by average total stockholders' equity.

SFAS: Statement of Financial Accounting Standards. Accounting pronouncements issued by the Financial Accounting Standards Board.

TANGIBLE COMMON EQUITY RATIO: Common stockholders' equity minus intangible assets, divided by the sum of total assets minus intangible assets.

TIER 1 CAPITAL: Stockholders' equity plus minority equity in subsidiaries, minus goodwill and deposit-based intangibles.

TIER 2 CAPITAL: Reserves for loan losses up to 1.25% of risk-adjusted assets plus qualifying subordinated debt.

TOTAL CAPITAL:  The sum of Tier 1 Capital plus Tier 2 Capital.

TABLE 1: FINANCIAL HIGHLIGHTS (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                       5-YEAR
                                                                                                                94/93    COMPOUND
                                           1994           1993          1992          1991          1990        % CHG   GROWTH RATE
-----------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
Earnings per common share: primary...  $      2.81    $      2.38    $     2.17    $     1.44    $     0.73      18.1      14.6
Earnings per common share:
 fully-diluted.......................         2.80           2.38          2.16          1.36          0.67      17.6      16.2
Dividends paid per common share......         1.04           0.88          0.68          0.60          0.57      18.2      13.6
Book value EOP.......................        17.92          17.24         15.81         14.44         13.74       4.0       5.7
Tangible book value EOP..............        14.57          17.00         15.49         14.11         13.33     (14.3)      1.4
Market price (bid) EOP...............        22.75          25.75         27.25         19.00         10.78     (11.7)     10.0
 High bid for the period.............        32.00          30.25         27.50         19.00         14.67       5.8      16.7
 Low bid for the period..............        21.50          24.00         18.17         10.00          8.00     (10.4)     14.3
Market capitalization EOP:
 market price x # common shares......    1,128,286      1,247,253     1,243,745       834,803       427,201      (9.5)     15.3
Market price EOP/book value EOP (%)..       126.95         149.36        172.36        131.58         78.46
Dividend payout ratio:
 div. PS/EPS (%).....................        37.01          36.97        31.55          41.56         77.69
Dividend yield EOP:
 dividend/market price (%)...........         4.57           3.57          2.79          3.23          5.28
Price/earnings ratio.................          8.1x          10.8x         12.6x         13.2x         14.7x
Common shares outstanding: EOP.......       49,595         48,437        45,642        43,937        39,629       2.4       4.8
Common shares out: average primary...       49,927         47,852        46,330        41,155        39,607       4.3       4.9
Common shares out: avg. fully
 diluted.............................       50,084         48,020        46,520        43,715        42,996       4.3       3.4
Preferred shares outstanding: EOP....           12             13            15            16            18      (7.7)     (8.8)
Shareholders of record (not
 rounded to thousands)
 Common shareholders.................        8,821          8,748         7,976         6,911         6,720       0.8       4.7
 Preferred shareholders..............          634            671           742           813           872      (5.5)     (7.4)
-----------------------------------------------------------------------------------------------------------------------------------
Income Statement:
Interest income......................  $   773,517    $   644,732    $  656,448    $  710,831    $  749,701      20.0       1.9
Interest expense.....................      315,415        240,794       280,499       388,022       447,561      31.0      (5.6)
Net interest income..................      458,102        403,938       375,949       322,809       302,140      13.4      10.1
Fully-taxable equivalent (FTE)
 adjustment..........................        7,875          7,633         9,621        10,419        11,322       3.2      (5.1)
Net interest income, FTE.............      465,977        411,571       385,570       333,228       313,462      13.2       9.7
Provision for loan losses............          825         11,684        30,277        66,393        94,899     (92.9)    (55.2)
Noninterest income...................      206,621        167,159       144,036       137,822       115,823      23.6      16.8
Noninterest expenses.................      442,721        386,146       339,456       306,504       285,095      14.7      11.9
Provision for income taxes...........       81,043         59,211        49,909        28,322         8,968      36.9      27.9
Net income...........................      140,134        114,056       100,343        59,412        29,001      22.9      20.2
Preferred stock dividend
 requirement.........................           39             43            48            52            56      (9.3)     (8.6)
Common stock dividend................       51,087         38,595        26,000        20,017        19,904      32.4      20.3
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet - End of Period:
Trading account securities...........  $   553,826    $   607,854    $  388,961    $  313,930    $  154,951      (8.9)     23.4
Investment securities:
 Available for sale (A)..............    1,993,797             (A)           (A)           (A)           (A)       NA        NA
 Held to maturity (A)................      252,622      1,762,783     1,750,180     1,547,088     1,376,827        NA        NA
Loans, net of unearned income........    8,173,678      6,561,021     5,616,624     5,432,951     5,423,137      24.6       9.9
Reserve for loan losses..............     (133,855)      (134,848)     (127,847)     (126,887)     (117,192)     (0.7)     11.2
Total interest-earning assets........   11,019,059      9,329,273     8,054,059     7,452,158     7,056,556      18.1      10.1
Intangible assets....................      166,199         11,833        14,867        14,243        15,970    1304.5     179.4
Other assets.........................    1,097,579      1,005,431       954,594       950,654       938,569       9.2       6.1
Total assets.........................   12,148,982     10,211,689     8,895,673     8,290,168     7,893,903      19.0      10.0
Noninterest-bearing deposits.........    1,719,388      1,697,687     1,429,314     1,244,239     1,117,483       1.3      11.4
Interest-bearing deposits............    6,333,956      5,806,020     5,439,139     5,270,453     5,071,252       9.1       7.5
Total deposits.......................    8,053,344      7,503,707     6,868,453     6,514,692     6,188,735       7.3       8.3
Short-term borrowed funds............    2,345,139      1,486,905       995,790       899,294       918,566      57.7      12.3
Long-term debt.......................      685,426        224,836       127,203        87,516        98,851     204.9      36.0
Total interest-bearing liabilities...    9,364,521      7,517,761     6,562,132     6,257,263     6,088,669      24.6       9.8
Other liabilities....................      175,330        160,242       181,561       153,247       142,217       9.4       3.8
Minority equity in subsidiaries......          269            268           219           246           239       0.4       3.8
Preferred stockholders' equity.......          629            703           783           849           926     (10.5)     (8.7)
Common stockholders' equity..........      888,845        835,028       721,664       634,324       544,369       6.4      10.8
Parent company investment in
 subsidiaries........................      932,738        741,185       640,795       581,010       536,815      25.8      12.1
-----------------------------------------------------------------------------------------------------------------------------------

TABLE 1: FINANCIAL HIGHLIGHTS (IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)                                           5-YEAR
                                                                                                                94/93    COMPOUND
                                           1994           1993          1992          1991          1990        % CHG   GROWTH RATE
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet - Average:
Trading account securities...........  $   629,308    $  424,091    $  430,025    $  382,608    $  201,472        48.4      45.3
Investment securities:
 Available for sale (A)..............    1,984,693            (A)           (A)           (A)           (A)         NA        NA
 Held to maturity (A)................      270,079     1,792,591     1,708,038     1,433,406     1,385,158          NA        NA
Loans, net of unearned income........    7,244,205     5,917,816     5,463,283     5,352,308     5,248,155        22.4       8.6
Reserve for loan losses..............     (134,802)     (128,801)     (130,548)     (125,198)      (86,342)        4.7      13.2
Total interest-earning assets,
 net of deferred taxes on leases.....   10,042,060     8,319,615     7,680,167     7,261,560     7,073,226        20.7       9.6
Intangible assets....................      117,632        13,709        14,602        14,197         8,589       758.1     209.8
Other assets.........................    1,114,948     1,009,737       926,266       895,195       900,672        10.4       6.8
Total assets.........................   11,139,838     9,214,260     8,490,487     8,045,754     7,896,145        20.9       9.5
Noninterest-bearing deposits.........    1,616,294     1,428,640     1,214,078     1,042,585       973,841        13.1      13.2
Interest-bearing deposits............    6,083,333     5,527,474     5,353,698     5,163,236     4,777,451        10.1       7.1
Total deposits.......................    7,699,627     6,956,114     6,567,776     6,205,821     5,751,292        10.7       8.2
Short-term borrowed funds............    2,007,341     1,121,250       982,448     1,013,532     1,297,477        79.0      13.1
Long-term debt.......................      368,096       204,129       103,659       104,300       143,747        80.3      19.3
Total interest-bearing liabilities...    8,458,770     6,852,853     6,439,805     6,281,068     6,218,675        23.4       8.8
Other liabilities....................      195,774       147,877       150,208       142,935       151,495        32.4       6.8
Minority equity in subsidiaries......          265           232           237           246           233        14.2       4.3
Preferred stockholders' equity.......          675           728           820           883           957        (7.3)     (8.0)
Common stockholders' equity..........      868,060       783,930       685,339       578,037       550,944        10.7      10.9
-----------------------------------------------------------------------------------------------------------------------------------
Problem Assets - End of Period:
Total nonaccruing loans..............  $    23,868    $   36,354    $   79,968    $  112,377    $   99,238       (34.3)    (16.7)
ORE and other foreclosed assets......        3,352        16,465        27,487        38,322        51,247       (79.6)    (44.1)
Total nonperforming assets...........       27,220        52,819       107,455       150,699       150,485       (48.5)    (25.8)
Accruing loans past due 90 days
or more..............................       12,001         7,155        11,766        17,200        16,643        67.7      (8.4)
Total problem assets.................       39,221        59,974       119,221       167,899       167,128       (34.6)    (22.5)
-----------------------------------------------------------------------------------------------------------------------------------
Reconciliation of the Reserve for
Loan Losses:
Balance, beginning of period.........  $   134,848    $  127,847    $  126,887    $  117,192    $   78,694         5.5      13.8
Net loans charged off................        7,092        11,865        32,831        58,709        58,454       (40.2)    (28.6)
Provision for loan losses............          825        11,684        30,277        66,393        94,899       (92.9)    (55.2)
Acquisitions & reclassifications.....        5,274         7,182         3,514         2,011         2,053       (26.6)     68.4
Balance, end of period...............      133,855       134,848       127,847       126,887       117,192        (0.7)     11.2
-----------------------------------------------------------------------------------------------------------------------------------
Other Data - End of Period (not
rounded to thousands):
Full-time equivalent employees.......        7,621         6,318         5,891         5,667         5,616        20.6       7.7
Domestic bank offices:
 FSB Utah............................          119           113           108           107           100         5.3       5.3
 FSB Idaho...........................           91            86            84            79            80         5.8       4.2
 FSB New Mexico......................           27            26            26            32            33         3.8       2.4
 FSB Oregon..........................           13            13            11             9             9                   7.6
 FSB Nevada..........................            5             5                                                              NA
 FSB Wyoming.........................            6             2             1             1             1       200.0      43.1
Total domestic bank offices..........          261           245           230           228           223         6.5       5.5
-----------------------------------------------------------------------------------------------------------------------------------

(A) During 1994, FSCO adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Per the new accounting requirements, comparisons with prior periods are not available.

EOP=End of Period.

TABLE 1: FINANCIAL HIGHLIGHTS (IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

                                                        1994        1993        1992        1991        1990
-----------------------------------------------------------------------------------------------------------------------------------
Selected Ratios (%):
Return on average assets.........................       1.26%       1.24%       1.18%       0.74%       0.37%
Return on average stockholders' equity...........      16.13       14.54       14.62       10.26        5.25
Net interest margin, FTE.........................       4.64        4.95        5.02        4.59        4.43
Net interest spread, FTE.........................       4.05        4.33        4.31        3.75        3.56
Efficiency ratio:
 (noninterest expenses/FTE net interest
 income plus noninterest income).................      65.82       66.72       64.10       65.07       66.41
Productivity ratio:
 (noninterest expenses/average assets)...........       3.97        4.19        4.00        3.81        3.61
Loans/deposits...................................     101.49       87.44       81.77       83.40       87.63
Loans/assets.....................................      67.28       64.25       63.14       65.53       68.70
Reserve for loan losses at end of period to:
 Total loans.....................................       1.64        2.06        2.28        2.34        2.16
 Nonaccruing loans...............................     560.81      370.93      159.87      112.91      118.09
 Nonaccruing and  accruing loans
  past due 90 days...............................     373.18      309.93      139.37       97.92      101.13
Nonaccruing loans/total loans....................       0.29        0.55        1.42        2.07        1.83
Nonaccruing and accruing loans past
 due to total loans..............................       0.44        0.66        1.63        2.39        2.14
Nonperforming assets EOP to:
 Total loans and ORE.............................       0.33        0.80        1.90        2.75        2.75
 Total assets....................................       0.22        0.52        1.21        1.82        1.91
 Total equity....................................       3.06        6.32       14.87       23.73       27.60
 Total equity plus reserve for
  loan losses....................................       2.66        5.44       12.64       19.78       22.72
Problem assets EOP to:
 Total loans plus ORE............................       0.48        0.91        2.11        3.07        3.05
 Total assets....................................       0.32        0.59        1.34        2.03        2.12
 Total equity....................................       4.41        7.18       16.50       26.43       30.65
 Total equity plus reserve for
  loan losses....................................       3.83        6.18       14.02       22.03       25.23
Net loans charged off/average loans..............       0.10        0.20        0.60        1.09        1.11
-----------------------------------------------------------------------------------------------------------------------------------
Capital Ratios (%):
Stockholders' equity/assets......................       7.32%       8.18%       8.12%       7.66%       6.91%
Average stockholders' equity/
 average assets..................................       7.80        8.52        8.08        7.20        6.99
Tangible common equity/
 tangible assets.................................       6.03        8.07        7.96        7.51        6.71
Risk-Based Capital Ratios:
 Tier 1 risk-based capital ratio.................       9.84       11.82       11.32       10.61        9.32
 Total (Tier 1 + 2) risk-based
  capital ratio..................................      11.98       14.15       13.78       11.84       11.27
Leverage ratio...................................       6.88        8.08        7.99        7.53        6.75
-----------------------------------------------------------------------------------------------------------------------------------

EOP= End of Period.

SUMMARY OF EARNINGS AND FINANCIAL CONDITION. In 1994, First Security Corporation ("FSCO") achieved the most profitable year in its 66-year history and its third consecutive year of record earnings and earnings per share. Net income earned in 1994 totaled $140.13 million, up $26.08 million (22.9%) from $114.06 million in 1993, which was up $13.71 million (13.7%)
from $100.34 million in 1992.

Fully-diluted earnings per share were a record $2.80 for 1994, up $0.42 (17.6%) from $2.38 for 1993, which was up $0.22 (10.2%) from the $2.16 earned in 1992.

Net income generated an ROAA of 1.26% in 1994, representing continued improvement from 1.24% and 1.18% in 1993 and 1992, respectively. Each of the three years achieved an ROAA in excess of FSCO's minimum acceptable target of 1.00%.

Net income also generated an ROAE of 16.13% in 1994, which exceeded FSCO's minimum target of 15.00% and represented an increase from 14.54% and 14.62% for 1993 and 1992, respectively.

Substantial growth occurred during 1994 in FSCO's balance sheet, which reached record levels at December 31, 1994 with: total assets of $12.15 billion; total loans of $8.17 billion; total interest-earning assets of $11.02 billion; deposits of $8.05 billion; and stockholders' equity of $889.47 million.

Problem assets were reduced to $39.22 million at December 31, 1994, down 34.6% from year-end 1993. The ratio of total problem assets to total loans and ORE was 0.48% at year-end 1994, down from 0.91% for year-end 1993.

The reserve for loan losses was $133.86 million at December 31, 1994, and the "coverage" ratio of the reserve to nonaccruing loans was 560.81%. The reserve was $134.85 million at year-end 1993, and the "coverage ratio" was 370.93%.

FSCO and its subsidiary Banks exceeded required regulatory minimums for "well capitalized" status throughout 1994. Risk-based capital ratios at December 31, 1994 were Tier 1 of 9.84% and Total Capital of 11.98%, while the leverage ratio was 6.88%. Accounting for purchase acquisitions caused the equity ratios to decline in 1994 from 1993 levels.

In 1994, FSCO completed 1 pooling-of-interests merger, and 4 purchase acquisitions including the purchase of CrossLand Mortgage. In 1993, FSCO completed 4 purchases, and 7 pooling-of-interests mergers including the merger with First National Financial Corporation.

The year 1994 was pivotal in FSCO's 66-year history on a number of fronts:

  * Strong local economies, driving unprecedented loan demand throughout FSCO's six-state banking franchise, substantially contributed to the 20.7% growth in average earning assets and the 13.4% increase in net interest income.

  * Acquisitions continued FSCO's expansion of traditional business lines while diversifying revenue sources and geographic market penetration.

  * Earnings performance for First Security Banks of New Mexico and Nevada, both acquired in 1993, as well as the bank and branch acquisitions in Wyoming and Utah, met or exceeded FSCO's proforma business plans.

  * As the 1994 interest rate environment became increasingly volatile and unsettled, a reduction in the absolute volume and changes in the mix of national real estate loan production occurred, creating industry wide overcapacity. CrossLand Mortgage was directly negatively impacted by these conditions; fewer loans were originated and at higher costs than were projected in FSCO's business plans. Aggressive actions to rebalance the CrossLand Mortgage profitability equation to the emerging realities of mortgage banking will continue during 1995.

It has been FSCO's business philosophy to maintain a conservatively stated and well-diversified balance sheet capable of coping with opportunities or challenges over the longer term. Building on this philosophy in 1994, FSCO positioned itself to consider new and profitable business opportunities in 1995 and in the years beyond.

TABLE 2: CONSOLIDATING STATEMENTS (IN THOUSANDS, EXCEPT RATIOS) (A)
                                                                                                     NON-
FOR THE YEAR ENDED                                   RESERVE       NON-                  RESERVE  PERFORMING
 DECEMBER 31, 1994           TOTAL        TOTAL      FOR LOAN   PERFORMING               TO TOTAL  ASSETS TO    TOTAL       TOTAL
COMPANY                      ASSETS       LOANS       LOSSES     ASSETS       ORE         LOANS    LOANS+ORE   DEPOSITS     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
FSB Utah................. $ 5,708,432  $3,634,249  $ (56,746)  $   9,006  $       669      1.56       0.25   $ 3,712,946   $443,232
FSB Idaho................   3,882,312   2,970,412    (35,726)      5,910          865      1.20       0.20     2,493,717    263,217
FSB New Mexico...........   1,780,107     886,370    (19,060)      3,149        1,165      2.15       0.35     1,118,442     83,609
FSB Oregon...............     383,067     335,944     (4,585)      2,350          454      1.36       0.70       303,538     36,189
FSB Nevada...............     295,402     196,389     (4,388)      3,513                   2.23       1.79       271,171     23,287
FSB Wyoming..............     221,279     112,880     (2,740)        667          172      2.43       0.59       197,866     20,387
Consolidating
 Adjustments.............    (263,685)    (74,811)                                                               (31,714)
------------------------------------------------------------------------------------------------------------------------------------
Total Bank
 Subsidiaries............  12,006,914   8,061,433   (123,245)     24,595        3,325      1.53       0.30     8,065,966    869,921
------------------------------------------------------------------------------------------------------------------------------------
FS Leasing...............     174,166     176,421     (4,889)         38                   2.77       0.02                   26,456
FS Processing Services...      13,462       5,675                                                                               647
FS Insurance.............       7,362                                                                                         5,248
FS Life Insurance........      10,554                                                                                         8,510
FS Investment Services...       1,831          10                                                                             1,244
FS Business Investment...       2,497         700                                                                             2,495
FS Service...............      22,649       1,880                                                                            10,643
FS Information
 Technology..............       8,436                                                                                         2,565
FS Mortgage..............       5,577       5,745     (5,721)      2,587                  99.58      45.03                    5,391
Consolidating
 Adjustments.............      (5,441)                                                                                         (112)
------------------------------------------------------------------------------------------------------------------------------------
Total Nonbank
 Subsidiaries............     241,093     190,431    (10,610)      2,625                   5.57       1.38                   63,087
------------------------------------------------------------------------------------------------------------------------------------
FSCO Parent Company Only.   1,132,926     165,839                                                                           889,474
Consolidating
 Adjustments.............  (1,231,951)   (244,025)                                                               (12,622)  (933,008)
------------------------------------------------------------------------------------------------------------------------------------
FSCO Consolidated........ $12,148,982  $8,173,678  $(133,855)  $  27,220  $     3,325      1.64       0.33   $ 8,053,344   $889,474
====================================================================================================================================
                                NET      PROVISION     NON-       NON-                   RETURN    RETURN ON
                             INTEREST    FOR LOAN    INTEREST   INTEREST      NET      ON AVERAGE   AVERAGE     AVERAGE     AVERAGE
COMPANY                       INCOME      LOSSES      INCOME    EXPENSES    INCOME       ASSETS     EQUITY      ASSETS      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
   ......................
FSB Utah................. $   202,234  $      512  $ 122,717   $ 227,459  $    60,323      1.16      15.02   $ 5,186,845   $401,673
FSB Idaho................     141,762      10,550     39,879     116,243       33,523      0.94      14.15     3,556,728    236,838
FSB New Mexico...........      63,243      (4,060)    20,615      58,775       19,792      1.29      21.96     1,532,110     90,133
FSB Oregon...............      22,061         253      3,020      14,215        6,393      1.71      17.85       373,564     35,812
FSB Nevada...............      17,009       1,246      3,094      12,023        4,766      1.66      21.87       287,478     21,790
FSB Wyoming..............       6,835         319      1,661       5,505        1,751      1.06      11.19       164,734     15,651
Consolidating
 Adjustments.............                             (3,640)     (3,640)                                        (21,943)
------------------------------------------------------------------------------------------------------------------------------------
Total Bank Subsidiaries..     453,144       8,820    187,346     430,580      126,548      1.14      15.78    11,079,516    801,897
------------------------------------------------------------------------------------------------------------------------------------
FS Leasing...............       6,599      (2,485)     2,454       6,843        4,092      2.65      16.70       154,370     24,500
FS Processing Services...         351                 11,894       5,002        4,472     46.46     568.23         9,626        787
FS Insurance.............         147                  8,521       7,174          912     13.86      19.41         6,579      4,698
FS Life Insurance........         477                  2,226         878        1,198     12.40      14.84         9,660      8,072
FS Investment Services...          13                  8,595       8,380          134      9.69      12.97         1,383      1,033
FS Business Investment...         131                                101           18      0.73       0.73         2,482      2,480
FS Service...............         (88)                83,019      88,747       (3,625)   (14.27)    (25.95)       25,411     13,971
FS Information
 Technology..............        (299)                34,068      33,970         (145)    (1.86)     (8.50)        7,780      1,705
FS Mortgage..............         705      (5,510)       410      (3,992)       6,555     69.17     249.81         9,477      2,624
Consolidating
 Adjustments.............                            (23,889)    (23,880)          (6)                            (5,018)      (107)
------------------------------------------------------------------------------------------------------------------------------------
Total Nonbank
 Subsidiaries............       8,036      (7,995)   127,298     123,223       13,605      6.14      22.76       221,750     59,763
------------------------------------------------------------------------------------------------------------------------------------
FSCO Parent Company Only.      46,814                                          46,814      4.57       5.39     1,024,465    868,735
Consolidating
 Adjustments.............     (49,892)              (108,023)   (111,082)     (46,833)                        (1,185,893)  (861,660)
------------------------------------------------------------------------------------------------------------------------------------

FSCO Consolidated........ $   458,102  $      825  $ 206,621   $ 442,721  $   140,134      1.26      16.13   $11,139,838   $868,735
====================================================================================================================================


(A) FSCO owns 100% of the stock of all of its subsidiaries except FSB Utah and FSB Wyoming, which are each 99.9% owned.

BUSINESS LINES. First Security Corporation is the largest bank holding company headquartered in the Intermountain West. Incorporated in 1928, FSCO is the oldest multistate bank holding company in the United States. FSCO's full-service banking business is conducted through six subsidiary Banks in Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming. Other subsidiaries are engaged in residential mortgage loan origination and servicing, full-service leasing, operational and processing services, insurance services, nonperforming asset liquidation and management, small business investment, asset management, and securities brokerage.

FSCO's subsidiaries and their principal activities are discussed below (see:
"Table 2: Consolidating Statements"; "Mergers and Acquisitions"; and "Note
14. To Consolidated Financial Statements - Mergers and Acquisitions").

  * First Security Bank of Utah, N.A. (FSB Utah) is a nationally chartered bank and the largest bank in Utah. At December 31, 1994, FSB Utah operated 119 full-service domestic branches and 201 ATMs, plus one international branch on Grand Cayman Island in the British West Indies.

During 1994, FSB Utah acquired Community First Bank in a pooling-of-interests merger, and purchased CrossLand Mortgage. CrossLand Mortgage operates as a subsidiary of FSB Utah, originating and servicing its own mortgage loans, and servicing mortgage loans for FSCO's subsidiaries and other financial institutions. At December 31, 1994, CrossLand Mortgage operated 61 branches in 21 states nationwide.

  * First Security Bank of Idaho, N.A. (FSB Idaho) is a nationally chartered bank and the second largest bank in Idaho. At December 31, 1994, FSB Idaho operated 91 full-service branches and 83 ATMs.

During 1994, FSB Idaho acquired American Ban Corporation in a purchase acquisition.

  * First Security Bank of New Mexico, N.A. (FSB New Mexico - formerly First National Bank in Albuquerque, the wholly owned bank subsidiary of FNFC) is a nationally chartered bank and the second largest bank in New Mexico in deposits. On November 19, 1993, FSCO acquired FNFC and its subsidiary bank. At December 31, 1994, FSB New Mexico operated 27 full-service branches and 143 ATMs.

  * First Security Bank of Oregon (FSB Oregon) is an Oregon state chartered savings bank. At December 31, 1994, FSB Oregon operated 13 full-service branches and 16 ATMs.

  * First Security Bank of Nevada (FSB Nevada) is a Nevada state chartered bank. At December 31, 1994, FSB Nevada operated 5 full-service branches and 3 ATMs.

  * First Security Bank of Wyoming (FSB Wyoming) is a Wyoming state chartered bank. At December 31, 1994, FSB Wyoming operated 6 full-service branches and 5 ATMs.

During 1994, FSB Wyoming purchased the Evanston and Bridger Valley, Wyoming branches of Equality State Bank and Star Valley State Bank.

  * First Security Leasing Company (FS Leasing), a full-service leasing company, originates and manages leases for both its own portfolio and the lease portfolios of FSCO's subsidiary Banks. Leases are carried by FSCO's subsidiaries primarily to generate income, although significant deferred tax benefits have been, and continue to be, generated by the lease portfolios.

  * First Security Processing Services, Inc. (FS Processing Services) processes bankcard transactions for other financial institutions. During 1994, a significant portion of the assets of FS Processing Services were sold.

  * First Security Insurance, Inc. (FS Insurance), a full-service insurance agency, offers a wide range of insurance products to customers in FSCO's market regions.

  * First Security Life Insurance Company of Arizona (FS Life Insurance) reinsures credit life and disability insurance for borrowers from other FSCO subsidiaries.

  * First Security Investment Services, Inc. (FS Investment Services) has two operating subsidiaries:

  ** First Security Investor Services provides a full spectrum of securities products and brokerage services, including discount brokerage and investment advice, to the public.

  ** First Security Investment Management, Inc. provides investment management and advisory services to the Trust Groups of FSCO's subsidiary Banks and to other clients.

  * First Security Business Investment Corporation (FS Business Investment) invests in small businesses and provides alternative financing sources for small companies whose financing needs are not being met by conventional lending sources. Investments made by FS Business Investment include both equity and debt positions.

  * First Security Service Company (FS Service) provides specialized services to FSCO's subsidiaries. These services include loan servicing, systems and operations, accounting, security, consumer compliance, human resources, planning, sales promotion and training, marketing, communications, and purchasing.

  * First Security Information Technology, Inc. (FS Information Technology) provides specialized services including computer processing, telecommunications, and personal computer support to FSCO and its subsidiaries.

  * First Security Mortgage Company (FS Mortgage) is FSCO's special purpose subsidiary which holds and liquidates nonperforming assets and manages other problem assets.

TABLE 3: MERGERS AND ACQUISITIONS (IN THOUSANDS)
 Date of        Type of                    Acquired                                         Bank Offices
Acquisition   Acquisition                 Institution                      Home Office        Acquired     Assets        Deposits
----------------------------------------------------------------------------------------------------------------------------------
1993:
01-Mar        Purchase               Fenton Insurance Agency           Salt Lake City, UT        -       $      104              -
01-Apr        Pool-of-interests      First Bancshares                  St. George, UT            5           79,808     $   72,910
01-May        Pool-of-interests      Benton County Bank                Corvallis, OR             2           36,731         31,987
02-Aug        Purchase               Bank of America Arizona           Deposits only, UT         -                -          6,753
26-Aug        Pool-of-interests      Desert SouthWest                  Las Vegas, NV             1           49,490         43,242
                                      Community Bancorp
02-Sep        Pool-of-interests      Kennevick Insurance Agency        Boise, ID                 -              160              -
30-Sep        Purchase               Bank One of Utah                  Deposits only, UT         -                -          5,772
28-Oct        Pool-of-interests      State Bank of Green River         Green River, WY           1           32,886         27,957
19-Nov        Pool-of-interests      First National Financial Corp.    Albuquerque, NM          26        1,242,880      1,127,302
19-Nov        Pool-of-interests      Continental Bancorporation        Las Vegas, NV             4          203,128        198,157
30-Nov        Purchase               First Professional Bank           Core deposits only, UT    -            6,030          6,020
1994:
18-Feb        Purchase               Equality State Bank               2 branches only, WY       2           31,399         30,545
29-Apr        Purchase               CrossLand Mortgage                Salt Lake City, UT        -          328,068              -
                                      Acquisition Corp.
20-May        Pool-of-interests      Community First Bank              Clearfield, UT            5           75,242         62,602
18-Jul        Purchase               American Ban Corporation          Boise, ID                 4           75,816         50,914
23-Aug        Purchase               Star Valley State Bank            Afton,  WY                2           73,578         57,930
----------------------------------------------------------------------------------------------------------------------------------
Totals......................................................................................    52       $2,235,320     $1,722,091
==================================================================================================================================

MERGERS AND ACQUISITIONS. FSCO's merger and acquisition activity (see: "Table 3: Mergers and Acquisitions"; and "Note 14. To Consolidated Financial Statements - Mergers and Acquisitions") reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.

In 1994, FSCO completed 4 bank acquisitions, expanding its existing bank operations in Utah, Idaho, and Wyoming. These acquisitions added a total of 13 branches and $202.00 million in deposits to FSCO's consolidated operations.

In addition, FSCO, through its FSB Utah subsidiary, acquired CrossLand Mortgage Acquisition Corporation ("CrossLand Mortgage"), the parent company of CrossLand Mortgage Corp. (not affiliated with CrossLand Savings Bank), a 1-4 family residential mortgage loan originator and servicer which had 61 offices in 21 states across the country at December 31, 1994. The acquisition of CrossLand Mortgage was accounted for as a purchase, thereby creating intangible assets consisting of $63.85 million in purchased mortgage servicing rights and $85.05 million in goodwill. CrossLand Mortgage now services all mortgage loans for FSCO and its subsidiaries.

In 1993, FSCO completed 11 acquisitions, including the November 19, 1993, pooling-of-interests merger with First National Financial Corporation ("FNFC"). These acquisitions added a total of 39 branches and $1.52 billion in deposits to FSCO's consolidated operations. The merger with FNFC required restatement of FSCO's historical financial statements for years prior to 1993

Except for the merger with FNFC, none of the other 1994 and 1993 acquisitions were of sufficient size to require restatement of FSCO's historical financial statements. However, year-to-year comparisons of FSCO's results of operations and financial condition were substantially impacted by these nonrestated acquisitions, particularly in the areas of noninterest income and noninterest expenses.

TABLE 4: CAPITAL RATIOS
                                                 FSCO                FSB Utah              FSB Idaho          FSB New Mexico
--------------------------------------------------------------------------------------------------------------------------------
       AS OF DECEMBER 31,                    1994       1993       1994       1993       1994       1993       1994      1993
--------------------------------------------------------------------------------------------------------------------------------
Risk-based Capital Ratios:
 Tier 1 (minimum: 4.0%)................      9.84%     11.82%      9.81%      9.72%      8.51%      8.38%     11.21%    14.04%
 Total capital (Tier 1 + Tier 2;
  minimum: 8.0%).......................     11.98      14.15      11.44      11.46      10.70      10.79      12.47     15.32
 Leverage (minimum: 4.0%-5.0%) (A).....      6.88       8.08       6.85       6.35       6.58       6.40       5.62      7.01
Other Capital Ratios:
Stockholder' equity/assets.............      7.32       8.18       7.76       6.44       6.78       6.54       4.70      7.01
Average stockholders' equity/
 average assets........................      7.80       8.52       6.66       6.95       6.66       6.76       5.88      7.24
Tangible common equity/
 tangible assets.......................      6.03       8.07       5.46       6.36       6.42       6.41       4.70      7.01
--------------------------------------------------------------------------------------------------------------------------------

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

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY. FSCO and its subsidiary Banks exceeded required regulatory minimums for "well capitalized" status throughout 1994, and it is FSCO's policy to maintain this status at both the consolidated and subsidiary Bank levels.

Total stockholders' equity at December 31, 1994 reached a record $889.47 million, up $53.74 million (6.4%) from $835.73 million at year-end 1993. The growth was due primarily to record earnings combined with the impact of acquisitions.

FSCO's equity and risk-based capital ratios declined somewhat in 1994 (see:
"Table 4: Capital Ratios") due to: the purchase of CrossLand Mortgage and the resulting growth in FSCO's total assets and intangible assets; and FSCO's adoption of SFAS 115 (see below). At December 31, 1994 and 1993, respectively, the ratio of stockholders' equity to total assets was 7.32% and 8.18%, while the ratio of tangible common equity to tangible total assets was 6.03% and 8.07%. FSCO's risk-based capital ratios at December 31, 1994 and 1993, respectively, were: Tier 1 of 9.84% and 11.82%; and Total Capital of 11.98% and 14.15%. The leverage ratio at the same year ends was 6.88% and 8.08%.

With its strong equity and risk-based capital ratios, FSCO is well-positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.

On January 1, 1994, FSCO adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" (see: "Investment Securities"). Among other requirements, SFAS 115 requires that investment securities available for sale be accounted for at fair value with the tax-effected unrealized gains or losses reported as a net amount in a separate component of stockholders' equity. Application of SFAS 115 results in additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in fair value of investment securities available for sale. At December 31, 1994, the after-tax unrealized loss on investment securities available for sale resulted in a $54.34 million reduction of FSCO's stockholders' equity.

COMMON AND PREFERRED STOCK. First Security Corporation's Common Stock is traded on the NASDAQ/NMS under the symbol "FSCO", and is included in the Standard & Poors, "MidCap 400" Index, and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index". FSCO's Preferred Stock is convertible into FSCO Common Stock at the conversion rate of one share of preferred stock for 12.15 shares of common stock. There is no active trading market for FSCO's Preferred Stock.

The bid price of FSCO Common Stock was $22.75 per share at the close of the market on December 31, 1994, versus a book value of $17.92 per share, resulting in a market-to-book ratio of 126.95%. In comparison, the bid price at December 30, 1993 was $25.75 per share versus a book value of $17.24 per share for a market-to-book ratio of 149.36%. At December 31, 1994, FSCO's market capitalization was $1.13 billion, representing a five-year compound growth rate of 15.3%.

On January 24, 1994, FSCO increased its regular quarterly cash dividend to $0.26 a share, from the previous $0.23 per share. The $0.26 dividend was paid in each quarter of 1994, totaling $51.09 million for the year. On a per share basis, this equaled a dividend payout ratio of 37.01%.

On January 23, 1995, FSCO announced an increase in its regular quarterly cash dividend to $0.28 a share, up $0.02 per share (7.7%) from the previous $0.26 per share. The higher quarterly cash dividend indicated an annualized dividend rate of $1.12 per share. At the market closing price of $23.25 per share on Friday, January 20, 1995 (the last market day before the announcement of the dividend increase), the annualized dividend yield on FSCO's Common Stock was 4.82%.

The 1994 dividends marked the 60th consecutive year in which FSCO has paid cash dividends. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

On January 24, 1994, FSCO announced an authorized common stock buyback program to repurchase approximately 1.5 million shares of its common stock, purchasing the shares at prevailing prices in the open market as permitted by applicable rules. Almost 45% of this program was executed during 1994, with the shares repurchased used to acquire Star Valley State Bank (see: "Mergers and Acquisitions") and to support employee benefit programs. These purchases are in addition to ongoing periodic share repurchases made over the last several years for use in employee benefit plans.

TABLE 5: INVESTMENT SECURITIES (IN THOUSANDS)
                                               Available For Sale:                       Held To Maturity:
                                 -----------------------------------------  ------------------------------------------
                                   Amortized      Estimated      Yield %       Amortized      Estimated      Yield %
AS OF DECEMBER 31, 1994              COST        FAIR VALUE        (A)           COST        FAIR VALUE        (A)
----------------------------------------------------------------------------------------------------------------------
Debt Securities Issued By The
  U.S. Treasury & Other U.S.
  Government Agencies &
  Corporations:
One year or less.............    $  469,654     $  467,188        6.83
After one year through
       five years............       307,202        296,664        6.18        $     25      $     25          7.54
After five years through
      ten years..............         7,567          7,202        6.20
After ten years..............         9,085          8,582        5.91
-----------------------------------------------------------------------------------------------------------------------
Total........................       793,508        779,636        6.56              25            25          7.54
-----------------------------------------------------------------------------------------------------------------------
Debt Securities Issued By States
  & Political Subdivisions:
One year or less.............                                                   49,450        49,515          5.30
After one year through
       five years............                                                   67,603        67,785          6.25
After five years through
      ten years..............                                                   39,794        39,846          6.58
After ten years..............                                                   18,458        18,373          6.18
------------------------------------------------------------------------------------------------------------------------
Total........................                                                  175,305       175,519          6.05
------------------------------------------------------------------------------------------------------------------------
Corporate Debt Securities:
One year or less.............           200            199        6.00           1,158         1,157          8.52
After one year through
 five years..................         1,592          1,544        6.85           5,566         5,326          6.31
After five years through
 ten years...................         1,298          1,144        6.34              25            21          6.45
After ten years..............           408            344        6.58           3,896         3,902          4.52
------------------------------------------------------------------------------------------------------------------------
Total........................         3,498          3,231        6.58          10,645        10,406          5.90
------------------------------------------------------------------------------------------------------------------------
Total Debt Securities:
One year or less.............       469,854        467,387        6.83          50,608        50,672          5.37
After one year through
 five years..................       308,794        298,208        6.18          73,194        73,136          6.26
After five years through
 ten years...................         8,865          8,346        6.22          39,819        39,867          6.58
After ten years..............         9,493          8,926        5.94          22,354        22,275          5.89
-----------------------------------------------------------------------------------------------------------------------
Total........................       797,006        782,867        6.56         185,975       185,950          6.04
-----------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities...     1,230,042      1,153,697        5.80          66,647        64,021          7.71
Equity securities (B)........        53,360         57,233        5.65
-----------------------------------------------------------------------------------------------------------------------
Total Investment Securities..    $2,080,408     $1,993,797        6.09        $252,622      $249,971          6.48
-----------------------------------------------------------------------------------------------------------------------

TABLE 5: INVESTMENT SECURITIES (IN THOUSANDS) (CONTINUED)
                                              Available For Sale:                                 Held To Maturity:
                                 ----------------------------------------------    ----------------------------------------------
                                 Amortized  Unrealized  Unrealized   Estimated     Amortized  Unrealized  Unrealized   Estimated
As of December 31, 1994:            Cost       Gains      Losses     Fair Value       Cost       Gains      Losses     Fair Value
-------------------------------------------------------------------------------    ----------------------------------------------
Debt securities issued
 by the U.S. Treasury &
 other U.S. Government
 agencies & corporations.....  $   793,508   $   485    $(14,357)  $  779,636     $       25                           $       25
Debt securities issued by
 states & political
 subdivisions................                                                        175,305    $ 2,058    $ (1,844)      175,519
Corporate debt
 securities..................        3,498         3        (270)       3,231         10,645          28        (267)      10,406
Mortgage-backed
 securities..................    1,230,042       320     (76,665)   1,153,697         66,647         446      (3,072)      64,021
Equity securities (B)               53,360     4,244        (371)      57,233
---------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities..  $ 2,080,408   $ 5,052    $(91,663)  $1,993,797     $  252,622     $ 2,532    $ (5,183)  $  249,971
=================================================================================================================================
As of December 31, 1993:
---------------------------------------------------------------------------------------------------------------------------------
Debt securities issued
 by the U.S. Treasury &
 other U.S. Government
 agencies & corporations.....                                                     $  655,934     $11,696    $   (176)  $  667,454
Debt securities issued by
 states & political
 subdivisions................                                                        180,129       6,288         (94)     186,323
Corporate debt
 securities..................                                                         31,109         556         (28)      31,637
Mortgage-backed
 securities..................                                                        857,836       7,388      (3,052)     862,172
Equity securities (B)........                                                         37,775       9,311         (25)      47,061
---------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities..                                                     $1,762,783    $ 35,239     $(3,375)  $1,794,647
=================================================================================================================================
As of December 31, 1992:
---------------------------------------------------------------------------------------------------------------------------------
Debt securities issued
 by the U.S. Treasury &
 other U.S. Government
 agencies & corporations......                                                    $1,267,688     $22,609     $  (743)  $1,289,554
Debt securities issued by
 states & political
 subdivisions.................                                                       199,692       4,866        (209)     204,349
Corporate debt
 securities...................                                                       248,993       2,878        (519)     251,352
Equity securities (B).........                                                        33,807       2,874         (23)      36,658
---------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities.......                                                $1,750,180    $ 33,227     $(1,494)  $1,781,913
=================================================================================================================================

(A) Average yields have been calculated using coupon rates, not adjusted to a fully-taxable equivalent basis.

(B) "Equity Securities" include common and preferred stocks, and stock in the Federal Reserve and Federal Home Loan Bank.

INTEREST-EARNING ASSETS AND ASSET QUALITY. The components of FSCO's interest-earning assets and asset quality are discussed in the following sections:
"Investment Securities"; "Loans"; "Problem Assets"; and "Reserve for Loan
Losses".

INVESTMENT SECURITIES. FSCO manages its investment securities portfolios within policies which are designed to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and/or repurchase agreement activities. With the exception of U.S. Government and U.S. Government-sponsored agencies, FSCO had no concentrations of investment securities from any single issuer that constituted 10% or more of stockholders' equity at year-end 1994.

On January 1, 1994, FSCO adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires FSCO to classify its debt and equity securities as either held to maturity, available for sale, or trading (see: "Table 5: Investment Securities"). Held to maturity securities are accounted for at amortized cost, and in the extraordinary event that gains or losses from disposition do occur, they are shown as a component of noninterest income. Available for sale securities are accounted for at fair value with the tax-effected unrealized gains or losses reported as a net amount in a separate component of stockholders' equity. Trading account securities are accounted for at fair value with unrealized gains or losses included in earnings.

FSCO's adoption of SFAS 115 on January 1, 1994 resulted in the classification of $1.42 billion of investment securities as available for sale to reflect FSCO's investment strategy under the new statement.

FSCO's investment securities portfolio at December 31, 1994, grew to a record $2.25 billion, up $483.64 million (27.4%) from $1.76 billion at year-end 1993. This growth occurred as a mix of U.S. Treasuries, adjustable rate mortgage securities, and fixed and floating rate agency collateralized mortgage obligations were purchased.

FSCO's investment portfolio strategies changed throughout 1994 in response to, or anticipation of, interest rate adjustments by the Federal Reserve. Rising interest rates and record levels of both government and mortgage-related investments boosted the earnings contribution of investments during 1994. In the first six months of the year, FSCO exceeded its revenue and financial targets through the increased usage of mortgage-based investments, primarily collateralized mortgage obligations and adjustable rate mortgage investments. In the latter half of the year, with rates having risen, FSCO shifted its investment selection from mortgage-based investments to a mix of these products along with U.S. Treasuries. Although the average maturity of these securities did extend due to a slowdown in prepayments of underlying mortgage collateral, the total maturity extension was less than one year due to the conservative selection of minimal volatility products. The estimated average life of FSCO's investment portfolio was 36.5 months as of December 31, 2994

As FSCO enters 1995, loan demand remains high and the priority of the investment portfolio strategy continues to be liquidity. U.S. Treasury securities are currently the primary reinvestment selection of maturing and prepaid investments. FSCO's investment strategy remains flexible and carefully reviewed by its ALCOs, shifting periodically in response to changing conditions.

TABLE 6: LOANS (IN THOUSANDS) (A)                                                                                          5-Year
                                                                                                              94/93       Compound
                                            1994         1993          1992           1991         1990       % Chg      Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Commercial Loans:
Commercial/industrial................   $1,390,620    $1,164,835    $1,009,158                                19.4
Agricultural.........................      291,807       255,122       240,818                                14.4
Other commercial.....................      153,365       151,443       132,602                                 1.3
------------------------------------------------------------------------------------------------------------------------------------
Total Commercial Loans...............    1,835,792     1,571,400     1,382,578    $1,458,037    $1,453,817    16.8            4.4
------------------------------------------------------------------------------------------------------------------------------------
Real Estate Secured Loans:
Residential Real Estate Loans:
 Term................................    1,560,700     1,239,395     1,077,007                                25.9
 Home equity.........................      358,858       280,776       225,906                                27.8
 Construction........................      180,544       147,526        77,517                                22.4
 Construction land...................        5,798        13,187        13,198                               (56.0)
------------------------------------------------------------------------------------------------------------------------------------
Total Residential Real Estate Loans..    2,105,900     1,680,884     1,393,628                                25.3
------------------------------------------------------------------------------------------------------------------------------------
Commercial Real Estate (CRE)
 Loans:
 Term: owner occupied................      367,990       319,542       363,186                                15.2
 Term: nonowner occupied.............      479,100       391,851       368,958                                22.3
 Construction: owner occupied........       53,989        42,249        17,041                                27.8
 Construction: nonowner occupied.....       78,145        37,480        50,659                               108.5
------------------------------------------------------------------------------------------------------------------------------------
 Subtotal: CRE Owner Occupied........      421,979       361,791       380,227                                16.6
 Subtotal: CRE Nonowner Occupied.....      557,245       429,331       419,617                                29.8
------------------------------------------------------------------------------------------------------------------------------------
 Commercial Land.....................       43,331        54,197        32,703                               (20.0)
------------------------------------------------------------------------------------------------------------------------------------
Total Commercial Real Estate Loans...    1,022,555       845,319       832,547                                21.0
------------------------------------------------------------------------------------------------------------------------------------
Farm Land............................       13,966        17,277        21,733                               (19.2)
------------------------------------------------------------------------------------------------------------------------------------
Total Real Estate Secured Loans......    3,142,421     2,543,480     2,247,908     2,261,219     2,366,688    23.5         7.3
 Memo: Total RE Term Loans...........    2,819,051     2,299,393     2,085,749     2,052,154     2,112,081    22.6         7.3
 Memo: Total RE Construction Loans...      323,370       244,087       162,159       209,065       254,607    32.5         7.3
------------------------------------------------------------------------------------------------------------------------------------
Consumer Loans:
Auto.................................    2,129,128     1,542,202     1,131,784                                38.1
Student..............................      130,158       110,231        95,780                                18.1
Credit card receivables..............      306,270       275,467       292,983       299,706       301,173    11.2         1.6
Other consumer.......................      288,392       242,388       206,681                                19.0
------------------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans.................    2,853,948     2,170,288     1,727,228     1,482,053     1,376,438    31.5        18.6
------------------------------------------------------------------------------------------------------------------------------------
Leases:
Total Leases.........................      341,517       275,853       258,910       231,642       226,194    23.8        12.3
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income........    8,173,678     6,561,021     5,616,624     5,432,951     5,423,137    24.6         9.9
 Memo: Unearned income...............       (7,380)      (12,182)      (13,861)      (16,609)      (23,179)  (39.4)      (19.0)
Reserve for loan losses..............     (133,855)     (134,848)     (127,847)     (126,887)     (117,192)   (0.7)       11.2
------------------------------------------------------------------------------------------------------------------------------------
Total Loans, Net.....................   $8,039,823    $6,426,173    $5,488,777    $5,306,064    $5,305,945    25.1         9.9
====================================================================================================================================

(A) Meaningful comparisons of individual loan categories with years prior to December 31, 1993 are not possible because of the November 19, 1993 acquisition of First National Financial Corporation (FNFC) in which FNFC's loan detail did not permit restatement of years prior to 1993 on a line-by-line basis.

LOANS. FSCO's borrowers reside primarily in states where FSCO has its banking offices as well as in contiguous market areas. FSCO has policies and procedures designed to maintain the quality of FSCO's loans. These include setting underwriting standards for new credits and the continuous monitoring and reporting of asset quality and adequacy of the reserve for loan losses.

FSCO's loan portfolio at December 31, 1994, net of unearned income but before the reserve for loan losses, grew to a record $8.17 billion, up $1.61 billion (24.6%) from $6.56 billion at year-end 1993 (see: "Table 1: Financial Highlights"; and "Table 6: Loans"). This increase was due primarily to increased loan activity, especially in consumer loans and residential mortgages, plus the positive impact of acquisitions. The ratio of total loans to total assets at December 31, 1994 was 67.28%, up from 64.25% at year-end 1993.

The components of FSCO's loan portfolio are discussed below.

  * FSCO's commercial loans are primarily loans to small and medium-sized businesses and agricultural loans. Commercial loans increased in 1994 due primarily to acquisitions and strong loan demand.

  * Residential real estate loans increased in 1994 due primarily to the acquisition of CrossLand Mortgage. During 1994, FSCO originated $3.48 billion in real estate secured loans, passing through $2.10 billion into secondary markets.

  * Commercial real estate loans increased in 1994 due primarily to acquisitions and strong loan demand.

  * Consumer loans increased due to FSCO's strategy of increasing dealer-originated auto loans.

TABLE 7: Problem Assets (in thousands)
                                                                                                                          5-Year
                                                                                                              94/93      Compound
As of December 31,                            1994        1993          1992         1991          1990      % chg      Growth Rate
-----------------------------------------------------------------------------------------------------------------------------------
Nonaccruing loans:
 Commercial..............................   $ 8,903     $ 9,408      $ 17,165     $ 17,627      $ 23,092       (5.4)        (9.5)
 Real estate: term.......................    12,246      21,940        55,704       80,726        53,822      (44.2)        (9.5)
 Real estate: construction...............     1,714       1,877         6,101       11,851        12,865       (8.7)       (26.9)
 Consumer................................       168         546           853        1,223           971      (69.2)       (42.0)
 Leases..................................       837       1,484           145          423         3,760      (43.6)       (27.8)
Nonaccruing loans: renegotiated..........                 1,099                        527         4,728         NA           NA
-----------------------------------------------------------------------------------------------------------------------------------
Total Nonaccruing Loans..................    23,868      36,354        79,968      112,377        99,238      (34.3)       (16.7)
ORE and other foreclosed assets..........     3,352      16,465        27,487       38,322        51,247      (79.6)       (44.1)
-----------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets...............    27,220      52,819       107,455      150,699       150,485      (48.5)       (25.8)
Accruing loans past due
 90 days or more.........................    12,001       7,155        11,766       17,200        16,643       67.7         (8.4)
-----------------------------------------------------------------------------------------------------------------------------------
Total Problem Assets.....................   $39,221     $59,974      $119,221     $167,899      $167,128      (34.6)       (22.5)
--------------------------------------------=======================================================================================
Problem assets breakdown by subsidiary:
 Banks...................................   $36,423     $46,595      $107,359     $145,957      $123,741      (21.8)       (13.8)
 Nonbanks................................     2,798      13,379        11,862       21,942        43,387      (79.1)       (46.4)
-----------------------------------------------------------------------------------------------------------------------------------
Total Problem Assets.....................   $39,221     $59,974      $119,221     $167,899      $167,128      (34.6)       (22.5)
--------------------------------------------=======================================================================================
Interest that would have been recorded
 if the loans and other real estate
 had been current in accordance
 with their stated terms:
 Nonaccruing loans.......................   $ 1,994     $ 2,333      $  6,450     $  8,466      $  8,016      (14.5)       (17.2)
 Renegotiated loans......................                   111                         77           613         NA           NA
 Other real estate.......................       485       2,323         3,528        4,227         8,579      (79.1)       (41.1)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest per original terms........     2,479       4,767         9,978       12,770        17,208      (48.0)       (27.8)
-----------------------------------------------------------------------------------------------------------------------------------
Interest actually recognized:
 Nonaccruing loans.......................     2,264         679         1,016          905         1,701      233.4          6.0
 Renegotiated loans......................                    87                        100           431         NA           NA
 Other real estate.......................                    32            48           56           428         NA           NA
-----------------------------------------------------------------------------------------------------------------------------------
Total interest actually recognized.......     2,264         798         1,064        1,061         2,560      183.7         (3.8)
-----------------------------------------------------------------------------------------------------------------------------------
Interest Lost For The Year...............   $   215     $ 3,969      $  8,914     $ 11,709      $ 14,648      (94.6)       (53.5)
--------------------------------------------=======================================================================================
Approximate Percentage Of Nonperforming
  Assets Over $500,000 By Location (A):
Utah.....................................        24%         26%           43%          49%           50%
Idaho....................................        15           5             8            4            11
New Mexico...............................        34          35            33           30            27
Washington and Oregon....................         9          13             6            2             1
Nevada...................................         8                                      6
California...............................        10          18             7            6             6
All other................................                     3             3            3             5
-----------------------------------------------------------------------------------------------------------------------------------
Approximate Percentage Of Nonperforming
  Over $500,000 By Type Of Security (B):
Office buildings.........................                     5%            6%          25%           20%
Shopping centers.........................        17%         28            19            8            14
Condominiums &
 multiple housing........................                    11             8            3             5
Land.....................................        32          36            22           21            18
Single family dwellings..................         8           4             2            1             1
Other real estate secured................        13           3            23           31            21
All other................................        30          13            20           11            21
-----------------------------------------------------------------------------------------------------------------------------------

(A) Includes FSB New Mexico for all years shown.
(B) Excludes FSB New Mexico prior to 1993.

PROBLEM ASSETS. Superior asset quality continues to be a primary objective for FSCO (see: "Table 7: Problem Assets"). FSCO reduced its total problem assets at December 31, 1994 to $39.22 million, down $20.75 million (34.6%) from $59.97 million at year-end 1993. The ratio of total problem assets to total loans and ORE at December 31, 1994 was 0.48%, reduced from 0.91% at year-end 1993 due to the reduction of problem loans from previous years, high underwriting standards, and a healthy regional market.

Despite a strong downward trend in problem assets over the past three years, it has been FSCO's experience that economic cycles and loan-specific events beyond its control can cause cyclical fluctuations in problem assets. Experience has led FSCO to take a conservative approach in its analysis of the reserve for loan losses.

At December 31, 1994, FSCO's problem assets were at very low levels on both a dollar and percentage basis. It is not expected that these levels will continue to decline.

The components of FSCO's problem assets at December 31, 1994 are discussed below.

  * Nonaccruing loans decreased in spite of higher loan balances, reflecting high credit standards and collection efforts.

  * ORE and other foreclosed assets were reduced due to sales of ORE from previous periods and a healthy regional market.

  * Accruing loans past due 90 days or more increased due to increased delinquencies on indirect auto loans associated with growth, and an increase in delinquencies on residential term loans resulting from the consolidation of loan servicing.

Potential Problem Loans: Potential problem loans identified by FSCO were $13.25 million at December 31, 1994, down $10.38 million (43.9%) from $23.63 million at year-end 1993 due to the liquidation of several loans that were previously classified as potential problem loans. Potential problem loans consisted primarily of commercial loans and agricultural loans.

TABLE 8: Reconciliation Of The Reserve For Loan Losses (in thousands)
                                                                                                                           5-Year
                                                                                                            94/93         Compound
                                          1994          1993          1992          1991          1990      % Chg       Growth Rate
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 1.............  $134,848      $127,847      $126,887      $117,192      $ 78,694         5.5          13.8
-----------------------------------------------------------------------------------------------------------------------------------
Loans charged off:
 Commercial.........................     5,621         9,698        18,119        37,343        37,125       (42.0)        (21.6)
 Real estate: term..................     1,718         7,038        11,471        12,707         7,368       (75.6)        (11.6)
 Real estate: construction..........       506           542           261           501         3,873        (6.6)        (26.8)
 Consumer: instalment...............    22,880        14,846        12,920        13,358        16,864        54.1           1.9
 Consumer: credit card..............     6,828         6,877         9,201        10,110         5,468        (0.7)          8.6
 Leases.............................       239         1,466           426         1,944         3,485       (83.7)        (39.5)
-----------------------------------------------------------------------------------------------------------------------------------
Total loans charged off.............    37,792        40,467        52,398        75,963        74,183        (6.6)         (6.5)
-----------------------------------------------------------------------------------------------------------------------------------
Recoveries on loans charged off:
 Commercial.........................   (11,138)      (11,789)       (8,900)       (6,262)       (5,176)       (5.5)         13.2
 Real estate: term..................    (5,651)       (3,294)       (2,460)       (3,456)       (1,635)       71.6          43.2
 Real estate: construction..........      (201)       (3,151)         (336)         (447)         (494)      (93.6)        (16.5)
 Consumer: instalment...............   (11,101)       (8,380)       (6,252)       (5,509)       (6,499)       32.5          12.7
 Consumer: credit card..............    (1,790)       (1,875)       (1,571)       (1,525)         (858)       (4.5)         21.6
 Leases.............................      (819)         (113)          (48)          (55)       (1,067)      624.8          11.1
-----------------------------------------------------------------------------------------------------------------------------------
Total recoveries of loans charged
 off................................   (30,700)      (28,602)      (19,567)      (17,254)      (15,729)        7.3          15.9
-----------------------------------------------------------------------------------------------------------------------------------
Net loans charged off (recovered):
 Commercial.........................    (5,517)       (2,091)        9,219        31,081        31,949       163.8            NA
 Real estate: term..................    (3,933)        3,744         9,011         9,251         5,733      (205.0)           NA
 Real estate: construction..........       305        (2,609)          (75)           54         3,379          NA         (30.8)
 Consumer: instalment...............    11,779         6,466         6,668         7,849        10,365        82.2          (4.4)
 Consumer: credit card..............     5,038         5,002         7,630         8,585         4,610         0.7           5.5
 Leases.............................      (580)        1,353           378         1,889         2,418      (142.9)           NA
-----------------------------------------------------------------------------------------------------------------------------------
Net loans charged off...............     7,092        11,865        32,831        58,709        58,454       (40.2)        (28.6)
Provision for loan losses...........       825        11,684        30,277        66,393        94,899       (92.9)        (55.2)
Acquisitions & reclassifications....     5,274         7,182         3,514         2,011         2,053       (26.6)         68.4
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31...........  $133,855      $134,848      $127,847      $126,887      $117,192        (0.7)         11.2
--------------------------------------=============================================================================================

Table 9: Allocation Of The Reserve For Loan Losses (in thousands)
As of December 31,                    1994                 1993                1992                1991                 1990
---------------------------------------------------------------------------------------------------------------------------------
                                          Type                 Type                Type                Type                 Type
                                          % of                 % of                % of                % of                 % of
                              Allocated   Total    Allocated   Total   Allocated   Total   Allocated   Total    Allocated   Total
                               Reserve    Loans     Reserve    Loans    Reserve    Loans    Reserve    Loans     Reserve    Loans
---------------------------------------------------------------------------------------------------------------------------------
Commercial..................   $ 36,378     22.5    $ 36,498    23.9    $ 43,413    24.6    $ 56,064    26.8     $ 65,116    26.7
Real estate: term...........     14,504     34.5      14,205    35.2      17,948    37.2      18,068    37.8       12,262    39.0
Real estate: construction...      4,897      3.9       4,619     3.7       1,691     2.9       4,439     3.8        3,494     4.7
Consumer....................     42,143     34.9      32,624    33.0      24,764    30.7      20,641    27.3       18,888    25.4
Leases......................      7,108      4.2       9,652     4.2       8,722     4.6       4,647     4.3        3,733     4.2
Unallocated.................     28,825               37,250              31,309              23,028               13,699
---------------------------------------------------------------------------------------------------------------------------------
Totals......................   $133,855    100.0    $134,848   100.0    $127,847   100.0    $126,887   100.0     $117,192   100.0
-------------------------------==================================================================================================

RESERVE FOR LOAN LOSSES. It is FSCO's philosophy to maintain a conservative balance sheet, including its reserve for loan losses. FSCO's level of reserves and an analysis of its reserve position is described below.

FSCO's total reserve for loan losses at December 31, 1994 was $133.86 million, down $993 thousand (0.7%) from $134.85 million at year-end 1993 (see: "Table 8:
Reconciliation of the Reserve for Loan Losses"). Acquisitions and reclassifications added reserves of $5.27 million in 1994 and $7.18 million in 1993.

The reserve for loan losses was not increased proportionally with growth in loans due to the continued improvement of asset quality as indicated by the higher reserve to nonaccruing loan "coverage" ratio of 560.81%, up from 370.93% at year-end 1993. The resulting ratio of the reserve for loan losses to total loans at December 31, 1994 was 1.64%, down from 2.06% at year-end 1993.

The allocation of the reserve for loan losses (see: "Table 9: Allocation of the Reserve for Loan Losses") at December 31, 1994 as compared to year-end 1993 included: reserves allocated for commercial loans and real estate secured loans, essentially unchanged due to improved credit quality in these categories; reserves allocated for consumer loans increased due to substantial growth in consumer loans and increased losses; and reserves for leases decreased due to the improved asset quality of leases.

FSCO determines the adequacy and appropriate level of its reserve for loan losses by a continuous comprehensive review of loans taken in conjunction with levels of problem assets, potential problem loans, and historical loss experience. Judgments on relevant factors such as the state of the economy, loan portfolio mix and concentrations, new lending activities/lines of business/markets, and negative trends or uncertainties are also incorporated into the determination of reserve adequacy.

FSCO considers the grades of credit risk of loans in its portfolio in establishing an adequate reserve for loan losses. These risk grades are: "pass" (essentially no problem); "special mention" (potentially weak); "substandard" (possessing a well-defined weakness); "doubtful" (partial loss); and "loss" (total loss). The definitions of these risk grades are consistent with guideline definitions used by regulators of banks and bank holding companies. Risk grades assigned by lending officers are reviewed for accuracy and consistency of application by each subsidiary Bank's loan committee, by management, by an independent internal loan review department, and periodically, by bank regulators. The process of determining the adequacy of the reserve for loan losses involves four main analytical methods:

  * Specific Reserves: Substandard, doubtful, and loss graded loans with balances in excess of $500,000 are individually reviewed to determine if specific reserves for loan losses should be established.

  * Migration Studies: For most commercial loans and commercial real estate loans, FSCO examines a running two-year loss history based on loan grades to determine historical loss percentages generated from each risk grade category. The resulting historical loss percentages are then applied to the current levels of each risk grade of loans to determine required reserves for the current loan portfolio.

  * Historical/Expected Trends: For consumer instalment loans, credit card loans, or loans secured by residential property, historical and expected loss trends and ratios are developed on a total portfolio basis and used to establish reserves.

  * Judgment: FSCO's management also uses its judgment to adjust the reserve to account for factors such as local, national and international economic conditions, off-balance sheet risk, past-due loans, industry loan concentrations, new markets and products, lending policies, unfunded commitments, and perceived trends or uncertainties in the portfolio.

While reserve adequacy and allocation are measured using the above criteria, the reserve for loan losses is available for use by the entire portfolio, as needed, regardless of allocation.

If the continuous analysis of reserve adequacy indicates that replenishment of, or additions to, the reserve for loan losses is appropriate, the existing reserve is adjusted by means of the provision for loan losses. Based on its analysis of reserve adequacy, FSCO's management considered the reserve for loan losses at December 31, 1994 to be adequate to cover potential losses in the foreseeable future.

The provision for loan losses in 1994 totaled $825 thousand, down $10.86 million (92.9%) from $11.68 million in 1993 due to the combined effects of excellent asset quality, a high level of recoveries on loans previously charged off, lower than anticipated losses, and a healthy regional economy. Net loan losses charged against reserves in 1994 totaled $7.09 million, down $4.77 million (40.2%) from $11.87 million in 1993 (see: "Table 8: Reconciliation of the Reserve for Loan Losses"). This resulted in the ratio of net loan chargeoffs to average loans at December 31, 1994 being a low 0.10%, down from 0.20% at year-end 1993. FSCO does not expect that 1994's low levels of problem assets, high level of recoveries on loans previously charged off, and low level of loans charged off will continue.

TABLE 10: MATURITIES AND INTEREST RATE SENSITIVITY (IN THOUSANDS)
                                                     1-30             31-90           91-365           Over
As of December 31, 1994                              Days              Days            Days           1 Year          Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Interest-bearing deposits.....................  $      127        $      254      $    1,077      $      127      $     1,585
 Federal funds sold and
  securities purchased.........................      43,551                                                             43,551
 Trading account securities....................     553,826                                                            553,826
 Investment securities.........................     345,699           165,034         440,191       1,295,495        2,246,419
 Loans,  net of unearned income................   3,245,196           502,524       1,661,781       2,764,177        8,173,678
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-earning Assets..................   4,188,399           667,812       2,103,049       4,059,799       11,019,059
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
 NOW and savings accounts......................      56,537                                         2,319,372        2,375,909
 Money market deposits.........................   1,152,960                                                          1,152,960
 Other certificates of deposit.................     395,276           375,315         910,457       1,124,039        2,805,087
 Federal funds purchased and
 securities sold...............................   2,160,587                                                          2,160,587
 Other short-term borrowings...................      40,080            11,045         133,427                          184,552
 Long-term debt................................                         7,475                         677,951          685,426
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities.............   3,805,440           393,835       1,043,884       4,121,362        9,364,521
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps and financial futures, net.     523,151            87,838                        (610,989)
-----------------------------------------------------------------------------------------------------------------------------------
Gap............................................  $ (140,192)       $  186,139      $1,059,165      $  549,426      $ 1,654,538
-----------------------------------------------------------------------------------------------------------------------------------
Gap as percent of earning assets...............       (1.27)%            1.69%           9.61%           4.99%
===================================================================================================================================

TABLE 11: MATURITIES AND INTEREST RATE SENSITIVITIES OF SELECTED LOAN CATEGORIES (IN THOUSANDS)
                                                              1 Year       1 Year to      Over
As of December 31, 1994                                       or Less       5 Years      5 Years        Total
----------------------------------------------------------------------------------------------------------------------
Remaining maturity:
 Commercial  loans......................................     $1,008,848     $677,870     $149,074     $1,835,792
 Real estate: construction loans........................        300,800       20,600        1,970        323,370
----------------------------------------------------------------------------------------------------------------------
Totals..................................................     $1,309,648     $698,470     $151,044     $2,159,162
-------------------------------------------------------------=========================================================
Interest rate sensitivities of loans included above
 maturing in more than one year:
 With fixed rates.......................................                    $211,305     $ 60,820     $  272,125
 With floating rate.....................................                     487,165       90,224        577,389
----------------------------------------------------------------------------------------------------------------------
Totals..................................................                    $698,470     $151,044     $  849,514
-------------------------------------------------------------=========================================================

TABLE 12: MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
(IN THOUSANDS)
                                                                                                                 5-Year
                                                                                                    94/93       Compound
As of December 31,                     1994         1993         1992         1991         1990     % chg      Growth Rate
--------------------------------------------------------------------------------------------------------------------------
Maturing within 3 months.........  $289,926     $162,746     $177,240     $249,331     $276,897      78.1          (4.7)
After 3 months but within
 6 months........................    66,432       68,505       58,703      100,931      135,942      (3.0)        (16.5)
After 6 months but within
 12 months.......................    75,848       75,520       48,267       71,962       96,007       0.4          (3.4)
After 12 months..................   121,175       76,075       57,823       46,909       32,941      59.3          16.6
--------------------------------------------------------------------------------------------------------------------------
Totals...........................  $553,381     $382,846     $342,033     $469,133     $541,787      44.5          (4.0)
-----------------------------------=======================================================================================

ASSET/LIABILITY MANAGEMENT. FSCO's asset/liability management process
("ALCO") is responsible for the identification, assessment, and management of the liquidity, capital adequacy and interest rate risks inherent in FSCO's collective business lines. The objective of the ALCO process is to insure that FSCO's investment and funding structures maintain prudent levels of risk, within the context of known and forecasted economic conditions, and that FSCO is compensated for the assumption of those risks. Formalized policies and procedures govern the ALCO process.

FSCO's quantitative asset/liability management utilizes simulation modeling as its primary tool in determining the earnings and cash flow effects of current and projected risk strategies under varying economic and interest rate scenarios. Interest sensitivity gap and duration analysis are also employed to provide a general overview and other perspectives of FSCO's risk profile.

Qualitative asset/liability management occurs when theoretical models and recommendations are presented and tested in formal ALCO meetings, resulting in affirmation or modification of risk profiles and strategies. Active asset/liability management occurs where theory meets practice in the realities of the competitive line business environment. Strategies are executed in FSCO's subsidiary Banks through the lending and deposit gathering functions, and in the Capital Markets and Treasury Divisions where on- and off-balance sheet management tools and national market relationships are utilized to achieve ALCO objectives.

Early in 1994, as mortgage prepayments continued to shorten the repricing/maturity characteristics of FSCO's loan portfolio, $800 million of intermediate term investments were acquired, on- and off-balance sheet, to restore a desired interest rate risk profile and to more fully utilize FSCO's equity capital.

As the frequency and magnitude of national interest rate increases accelerated throughout 1994, leading to the most bearish fixed income market since 1927, FSCO modified its interest rate risk and liquidity profiles with several actions taken in national and local markets:

  * A $300 million shelf registration for debt securities was filed with the SEC in March 1994. $100 million of 5-year fixed rate notes were issued under this shelf registration in October 1994 (see: "Table 15: Long-Term Debt").

  * A $600 million offering circular for bank notes to be issued by FSB Utah, FSB Idaho, FSB New Mexico was filed in September. By year-end 1994, $294 million of fixed rate bank notes with two and three year maturities had been issued.

  * $300 million in off-balance sheet interest rate corridors were negotiated during 1994's third quarter, providing a range of protection against rising interest rates for two years.

  * Federal Home Loan Bank advances, both term and overnight, were acquired several times during 1994 as liquidity needs and market conditions made this funding opportunity attractive.

  * Renewed emphasis was placed upon new deposit generation in FSCO's subsidiary Banks to enhance general liquidity and to provide increased core funding to meet loan demand, as unprecedented demand for credit persisted throughout 1994 in all of FSCO's regional markets. At the same time, the generation of core deposits in highly competitive marketplaces required aggressive pricing and increasingly innovative marketing and promotional programs.

FSCO's Maturities and Interest Rate Sensitivity report (see: "Table 10. Maturities and Interest Rate Sensitivity") exhibits a slight asset sensitivity at the one year time frame and moderate overall interest rate risk. Given FSCO's expected 1995 balance sheet composition, additional short-term market interest rate increases of 1.00% to 1.50% should not exert significant further downward pressure on the net interest margin as compared with December 1994 levels.

CAPITAL ADEQUACY. (See: "Stockholders' Equity and Capital Adequacy"; and Table 4: Capital Ratios).

DERIVATIVE PRODUCTS USED IN THE ALCO PROCESS. FSCO has used off-balance sheet derivative products for many years in managing interest rate risk (see:
Note 10. To Consolidated Financial Statements - Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk"). Interest rate swaps, caps, and floors have all served as tools to increase FSCO's flexibility in positioning itself to protect against adverse effects of interest rate volatility. It should be noted that FSCO does not act as a dealer in these transactions, but as an end-user of off-balance sheet derivative products. The ALCOs have established policies and procedures which govern the use of derivatives. All off-balance sheet positions used in the asset/liability management process are regularly reviewed for effectiveness, market risk, and counterparty credit exposure. At December 31, 1994, off-balance sheet instruments used for interest rate risk management activities, including interest rate swaps, caps, and corridors, were $1.72 billion notional amount, compared with $988 million notional amount at year-end 1993.

DERIVATIVE PRODUCTS CARRIED IN THE TRADING ACCOUNTS. Off-balance sheet financial futures and options are also carried in the trading accounts of FSCO's subsidiary Banks (see: "Note 10. To Consolidated Financial Statements - Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk"). Financial futures and options contracts are traded for profit or used to hedge market risk in the same way that on-balance sheet securities are purchased and sold, and they are subject to the same policies and loss control limits. At December 31, 1994, financial futures and options contracts related to FSCO's trading account securities totaled $15.21 billion notional amount, compared with $6.53 billion notional amount at year-end 1993. This position consisted of futures and options contracts on short-term Federal Funds, one-month LIBORs, three-month Eurodollars, and U.S. Treasury Bills. The net risk position of FSCO's trading account securities (including futures, options, and on-balance sheet securities) at December 31, 1994, was $50,121 per 0.01% change in yield, compared to $27,035 at year-end 1993. For comparative purposes, this risk equates to that of FSCO owning a $120 million position in five-year U.S. Treasury Notes. During 1994, total proprietary trading account position and risk limits were increased with the acquisition of FNFC.

TABLE 13: DEPOSITS (in thousands)
                                                                                                                           5-Year
                                                                                                               94/93      Compound
As of December 31,                    1994           1993           1992           1991           1990         % Chg        Growth
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits....... $1,719,388     $1,697,687     $1,429,314     $1,244,239     $1,117,483       1.3          11.4

NOW accounts.......................  1,095,907      1,041,770        945,508        783,237        703,436       5.2          12.4
Savings accounts...................  1,280,002      1,331,495      1,022,994        623,259        445,997      (3.9)         27.3
Money market accounts..............  1,152,960      1,103,855      1,019,946        935,036        723,659       4.4          12.8
Time deposits of $100,000 or more..    553,381        382,846        342,033        469,133        541,787      44.5          (4.0)
Other time deposits................  2,251,706      1,946,054      2,108,658      2,459,788      2,656,373      15.7           1.3
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits..........  6,333,956      5,806,020      5,439,139      5,270,453      5,071,252       9.1           7.5
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits..................... $8,053,344     $7,503,707     $6,868,453     $6,514,692     $6,188,735       7.3           8.3
------------------------------------------------------------------------------------------------------------------------------------

TABLE 14: SHORT-TERM BORROWINGS (in thousands)
                                                                                                                           5-Year
                                                                                                                 94/93    Compound
As of December 31,                     1994            1993            1992            1991            1990      % Chg   Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
End Of Period Balance:
Federal funds purchased and
 securities sold..................  $2,160,587      $1,387,109      $  944,385      $  811,636      $  781,426     55.8      11.8
Other short-term borrowings.......     184,552          99,796          51,405          87,658         137,140     84.9      19.8
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Rate:
Federal funds purchased and
 securities sold..................        5.38%           2.93%           3.07%           3.99%           6.60%
Other short-term borrowings.......        6.00            3.38            4.29            4.22           10.02
------------------------------------------------------------------------------------------------------------------------------------
Average Outstandings For The Year:
Federal funds purchased and
 securities sold..................  $1,934,468      $1,065,495      $  929,123      $  907,724      $1,229,759     81.6      13.4
Other short-term borrowings.......      72,873          55,755          53,325         105,808          67,718     30.7       5.5
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Rate For The
 Year:
Federal funds purchased and
 securities sold..................        4.23%           2.97%           2.99%           5.52%           7.72%
Other short-term borrowings.......        5.59            4.20            4.27            9.35            9.68
------------------------------------------------------------------------------------------------------------------------------------
Highest Month-End Balance For The
 Year:
Federal funds purchased and
 securities sold..................  $2,632,541      $1,387,109      $1,213,701      $1,159,899      $1,499,002     89.8      13.8
Other short-term borrowings.......     184,552          99,796          90,490         147,558         137,636     84.9      20.2
------------------------------------------------------------------------------------------------------------------------------------

TABLE 15: LONG-TERM DEBT (in thousands)
                                                                                                                           5-Year
                                                                                                              94/93       Compound
As of December 31,                             1994           1993         1992        1991         1990     % Chg       Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Parent Company:
Variable rate note due 1991.......                                                                 $  3,125        NA          NA
12.50% notes due 1991.............                                                    $     50       48,500        NA          NA
Medium-term notes due 1994-1998...          $ 50,000         $ 31,250     $ 31,250      31,250                   60.0          NA
8.50% notes due 1997..............                                                      29,500       34,000        NA          NA
Floating rate notes due 1999......             7,475            7,910        8,354       9,051       10,208      (5.5)       (6.9)
9.50% convertible subordinated
 debentures due 2006..............                                                                   39,750        NA          NA
7.50% subordinated notes due 2002.            75,000           75,000       75,000                                             NA
7.875% senior notes due 1999......           100,000                                                               NA          NA
Subsidiaries:
Other long-term notes:
 Banks............................           602,170          137,221       16,108      22,045       20,334     338.8       130.8
 Nonbanks.........................             1,775            1,155        1,291       1,870        1,559      53.7         7.5
------------------------------------------------------------------------------------------------------------------------------------
Total debt with original
 maturity over 1 year.............           836,420          252,536      132,003      93,766      157,476     231.2        39.4
Less maturities under 1 year
 included in short-term
 borrowings.......................           150,994           27,700        4,800       6,250       58,625     445.1        66.9
------------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt..............          $685,426         $224,836     $127,203     $87,516     $ 98,851     204.9        36.0
====================================================================================================================================

LIQUIDITY. FSCO has established specific policies and procedures governing liquidity management through the ALCO process. Plans to address current and future liquidity needs are developed in the ALCO process and executed through FSCO's subsidiary Banks, and Capital Markets and Treasury Divisions.

FSCO maintains an adequate liquidity position in large part through stable core deposits generated from its widespread branch network (see: "Table 13:
Deposits"), the prudent usage of debt (see: "Asset/Liability Management"), and from a high quality investment portfolio (see: "Table 5: Investment Securities"). The average life of the investment portfolio is relatively short, providing a constant stream of maturing and reinvestible assets, which could be converted into cash without loss of value should the need arise. Maturing balances in the large loan portfolios also provide flexibility in managing cash flows. The ability to redeploy these funds is an important source of medium to long-term liquidity.

Backup sources of liquidity are provided by credit lines to FSCO and by Federal Funds lines carried by FSCO's subsidiary Banks. Additional liquidity could be generated through borrowings from the Federal Home Loan Bank of which FSB Utah, FSB Idaho, and FSB Oregon are members, and from the Federal Reserve System.

A new source of liquidity through the utilization of bank note issuances by FSB Utah, FSB Idaho, and FSB New Mexico received favorable market reception during 1994's fourth quarter.

TABLE 16: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A)
                                                              1994                                             1993
                                                              Tax            Average                           Tax        Average
                                             Average       Equivalent         Rate/          Average       Equivalent      Rate/
FOR THE YEARS ENDED DECEMBER 31,             Balance        Interest         Yield %         Balance        Interest      Yield %
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning Assets:
Federal funds sold and
 securities purchased..................    $    56,724     $     2,320            4.09      $  302,412      $    9,191     3.04
Interest-bearing deposits in
 other banks...........................          2,315              83            3.59          15,454             456     2.95
Trading account securities.............        629,308          33,983            5.40         424,091          20,841     4.91
Investment securities: available
 for sale (B)..........................      1,984,693         108,947            5.49              (B)             (B)      (B)
Investment securities: held to
 maturity (B)..........................        270,079          17,201            6.37       1,792,591         106,195     5.92
Loans, net of unearned income
 and deferred taxes on leases (C)......      7,098,941         618,858            8.72       5,785,067         515,682     8.91
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-earning Assets..........     10,042,060         781,392            7.78       8,319,615         652,365     7.84
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks................        604,479                                         547,758
Premises and equipment, net............        165,545                                         137,649
ORE and other foreclosed assets........          8,856                                          26,506
Deferred taxes on leases...............        145,264                                         132,749
Reserve for loan losses................       (134,802)                                       (128,801)
Other assets...........................        308,436                                         178,784
----------------------------------------------------------------------------------------------------------------------------------
Total Assets...........................    $11,139,838                                      $9,214,260
==================================================================================================================================
Liabilities:
Interest-bearing Liabilities:
Interest-bearing Deposits:
 NOW accounts..........................    $ 1,097,185          18,932            1.73      $  962,411          18,239     1.90
 Savings and money-market accounts.....      2,549,142          78,029            3.06       2,220,848          68,275     3.07
 TCDs of $100,000 or more..............        416,886          18,558            4.45         340,714          14,124     4.15
 Other TCDs............................      2,020,120          90,206            4.47       2,003,501          92,354     4.61
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Deposits........      6,083,333         205,725            3.38       5,527,474         192,992     3.49
----------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold.......................      1,934,468          81,735            4.23       1,065,495          31,639     2.97
Other short-term borrowings............         72,873           4,071            5.59          55,755           2,340     4.20
Long-term debt.........................        368,096          23,884            6.49         204,129          13,823     6.77
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities.....      8,458,770         315,415            3.73       6,852,853         240,794     3.51
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits...........      1,616,294                                        1,428,640
Other liabilities......................        196,039                                          148,109
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities......................     10,271,103                                        8,429,602
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stockholders' equity.........            675                                              728
Common stockholders' equity............        868,060                                          783,930
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity.............        868,735                                          784,658
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity................................    $11,139,838                                       $9,214,260
==================================================================================================================================
Interest income/earning assets.........                                           7.78                                     7.84
Interest expense/earning assets........                                           3.14                                     2.89
----------------------------------------------------------------------------------------------------------------------------------
Net interest income/earning assets.....                        465,977            4.64                         411,571     4.95
Less FTE adjustment....................                          7,875                                           7,633
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income, per
 Income Statement......................                     $  458,102                                      $  403,938
==================================================================================================================================
Loan Fees Included In Interest Income..                     $   18,658                                      $   13,708
==================================================================================================================================

TABLE 16: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A)(CONTINUED)
                                                              1992                                             1991
                                                              Tax            Average                           Tax        Average
                                             Average       Equivalent         Rate/          Average       Equivalent      Rate/
FOR THE YEARS ENDED DECEMBER 31,             Balance        Interest         Yield %         Balance        Interest      Yield %
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning Assets:
Federal funds sold and
 securities purchased..................     $  186,938        $  6,416            3.43      $  172,109        $  9,553     5.55
Interest-bearing deposits in
 other banks...........................         16,210             690            4.26          32,292           2,367     7.33
Trading account securities.............        430,025          27,169            6.32         382,608          26,376     6.89
Investment securities: available
 for sale (B)..........................             (B)             (B)             (B)             (B)             (B)      (B)
Investment securities: held to
 maturity (B)..........................      1,708,038         121,141            7.09       1,433,406         122,314     8.53
Loans, net of unearned income
 and deferred taxes on leases (C)......      5,338,956         510,653            9.56       5,241,145         560,640    10.70
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-earning Assets..........      7,680,167         666,069            8.67       7,261,560         721,250     9.93
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks................        482,445                                         456,106
Premises and equipment, net............        122,432                                         114,841
ORE and other foreclosed assets........         35,849                                          55,181
Deferred taxes on leases...............        124,327                                         111,163
Reserve for loan losses................       (130,548)                                       (125,198)
Other assets...........................        175,815                                         172,101
----------------------------------------------------------------------------------------------------------------------------------
Total Assets...........................     $8,490,487                                      $8,045,754
==================================================================================================================================
Liabilities:
Interest-bearing Liabilities:
Interest-bearing Deposits:
 NOW accounts..........................     $  865,945          23,094            2.67      $  739,615          30,634     4.14
 Savings and money-market accounts.....      1,840,670          68,544            3.72       1,290,863          67,248     5.21
 TCDs of $100,000 or more..............        394,368          20,216            5.13         551,631          38,496     6.98
 Other TCDs............................      2,252,715         126,281            5.61       2,581,127         183,338     7.10
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Deposits........      5,353,698         238,135            4.45       5,163,236         319,716     6.19
----------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold.......................        929,123          31,799            3.42         907,725          50,089     5.52
Other short-term borrowings............         53,325           2,218            4.16         105,807           9,827     9.29
Long-term debt.........................        103,659           8,347            8.05         104,300           8,390     8.04
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities.....      6,439,805         280,499            4.36       6,281,068         388,022     6.18
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits...........      1,214,078                                       1,042,585
Other liabilities......................        150,445                                         143,181
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities......................      7,804,328                                       7,466,834
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stockholders' equity.........            820                                             883
Common stockholders' equity............        685,339                                         578,037
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity.............        686,159                                         578,920
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity................................     $8,490,487                                      $8,045,754
==================================================================================================================================
Interest income/earning assets.........                                           8.67                                     9.93
Interest expense/earning assets........                                           3.65                                     5.34
----------------------------------------------------------------------------------------------------------------------------------
Net interest income/earning assets.....                        385,570            5.02                         333,228     4.59
Less FTE adjustment....................                          9,621                                          10,419
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income, per
 Income Statement......................                     $  375,949                                      $  322,809
==================================================================================================================================
Loan Fees Included In Interest Income..                     $   12,736                                      $   11,351
==================================================================================================================================




TABLE 16: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A)(CONTINUED)
                                                              1990
                                                              Tax            Average
                                             Average       Equivalent         Rate/
FOR THE YEARS ENDED DECEMBER 31,             Balance        Interest         Yield %
---------------------------------------------------------------------------------------
Assets:
Interest-earning Assets:
Federal funds sold and
 securities purchased..................      $  305,675      $ 24,874          8.14
Interest-bearing deposits in
 other banks...........................          31,640         2,651          8.38
Trading account securities.............         201,472        16,923          8.40
Investment securities: available
 for sale (B)..........................              (B)           (B)           (B)
Investment securities: held to
 maturity (B)..........................       1,385,158       124,823          9.01
Loans, net of unearned income
 and deferred taxes on leases (C)......       5,149,281       591,752         11.49
---------------------------------------------------------------------------------------
Total Interest-earning Assets..........       7,073,226       761,023         10.76
---------------------------------------------------------------------------------------
Cash and due from banks................         489,365
Premises and equipment, net............         105,964
ORE and other foreclosed assets........          64,566
Deferred taxes on leases...............          98,874
Reserve for loan losses................         (86,342)
Other assets...........................         150,492
---------------------------------------------------------------------------------------
Total Assets...........................      $7,896,145
=======================================================================================
Liabilities:
Interest-bearing Liabilities:
Interest-bearing Deposits:
 NOW accounts..........................      $  664,550        29,799          4.48
 Savings and money-market accounts.....       1,106,599        62,196          5.62
 TCDs of $100,000 or more..............         658,735        53,018          8.05
 Other TCDs............................       2,347,567       186,741          7.95
---------------------------------------------------------------------------------------
Total Interest-bearing Deposits........       4,777,451       331,754          6.94
---------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold.......................       1,229,759        94,899          7.72
Other short-term borrowings............          67,718         6,504          9.60
Long-term debt.........................         143,747        14,404         10.02
Total Interest-bearing Liabilities.....       6,218,675       447,561          7.20
Noninterest-bearing deposits...........         973,841
Other liabilities......................         151,728
---------------------------------------------------------------------------------------
Total Liabilities......................       7,344,244
---------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stockholders' equity.........             957
Common stockholders' equity............         550,944
---------------------------------------------------------------------------------------
Total Stockholders' Equity.............         551,901
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity................................      $7,896,145
=======================================================================================
Interest income/earning assets.........                                       10.76
Interest expense/earning assets........                                        6.33
---------------------------------------------------------------------------------------
Net interest income/earning assets.....                       313,462          4.43
Less FTE adjustment....................                        11,322
---------------------------------------------------------------------------------------
Net Interest Income, per
 Income Statement......................                    $  302,140
=======================================================================================
Loan Fees Included In Interest Income..                    $   12,294
=======================================================================================

(A) Interest is presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset. The combined tax rate was approximately 38% for 1989-1992 and 39% for 1993 and 1994
(B) During 1994, FSCO adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities"; Per the new accounting requirements, comparisons with prior periods are not available.
(C) Loans include nonaccruing loans.

TABLE 17: ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES (in thousands) (A)
                                                       1994 over 1993                                  1993 over 1992
                                             Changes Due to:           Total                 Changes Due to:             Total
                                         Volume         Rate           Change            Volume            Rate          Change
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning Assets:
Federal funds sold and
 securities purchased...............    $ (7,467)     $    596       $ (6,871)           $  3,963        $ (1,188)       $  2,775
Interest-bearing deposits in
 other banks........................        (388)           15           (373)                (32)           (202)           (234)
Trading account securities..........      10,085         3,057         13,142                (375)         (5,953)         (6,328)
Total investment securities.........      27,380        (7,427)        19,953               5,330         (20,276)        (14,946)
Loans, net of unearned income
 and deferred taxes on leases (B)...     117,119       (13,943)       103,176              42,669         (37,640)          5,029
------------------------------------------------------------------------------------------------------------------------------------

Total Interest-earning Assets,
 Net Of Deferred Taxes On Leases....     146,729       (17,702)       129,027              51,555         (65,259)        (13,704)
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing Liabilities:
Interest-bearing deposits:
 NOW accounts.......................       2,554        (1,861)           693               2,573          (7,428)         (4,855)
 Savings and money market...........      10,093          (339)         9,754              14,157         (14,426)           (269)
 TCDs of $100,000 or more...........       3,158         1,276          4,434              (2,750)         (3,342)         (6,092)
 Other TCDs.........................         766        (2,914)        (2,148)            (13,970)        (19,957)        (33,927)
------------------------------------------------------------------------------------------------------------------------------------

Total Interest-bearing Deposits.....      16,571        (3,838)        12,733                  10         (45,153)        (45,143)
------------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and
 securities sold....................      25,803        24,293         50,096               4,667          (4,827)           (160)
Other short-term borrowings.........         718         1,013          1,731                 101              21             122
Long-term debt......................      11,103        (1,042)        10,061               8,090          (2,614)          5,476
------------------------------------------------------------------------------------------------------------------------------------

Total Interest-bearing Liabilities..      54,195        20,426         74,621              12,868         (52,573)        (39,705)
------------------------------------------------------------------------------------------------------------------------------------

Change in Net Interest Income.......    $ 92,534      $(38,128)      $ 54,406            $ 38,687        $(12,686)       $ 26,001
====================================================================================================================================

TABLE 17: ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES (in thousands) (A)(CONTINUED)
                                                       1992 over 1991                                  1991 over 1990
                                             Changes Due to:           Total                 Changes Due to:             Total
                                         Volume         Rate           Change            Volume            Rate          Change
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning Assets:
Federal funds sold and
 securities purchased...............   $     823     $  (3,960)     $  (3,137)           $(10,869)       $ (4,452)       $(15,321)
Interest-bearing deposits in
 other banks........................     (1,179)          (498)        (1,677)                 55            (339)           (284)
Trading account securities..........       3,269        (2,476)           793              15,215          (5,762)          9,453
Total investment securities.........      22,509       (23,682)        (1,173)              3,774          (6,283)         (2,509)
Loans, net of unearned income
 and deferred taxes on leases (B)...      10,463       (60,450)       (49,987)             10,557         (41,669)        (31,112)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-earning Assets,
 Net Of Deferred Taxes On Leases....      35,885       (91,066)       (55,181)             18,732         (58,505)        (39,773)
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing Liabilities:
Interest-bearing deposits:
 NOW accounts.......................       5,232       (12,772)        (7,540)              3,366          (2,531)            835
 Savings and money market...........      28,642       (27,346)         1,296              10,356          (5,304)          5,052
 TCDs of $100,000 or more...........     (10,975)       (7,305)       (18,280)             (8,620)         (5,902)        (14,522)
 Other TCDs.........................     (23,327)      (33,730)       (57,057)             18,579         (21,982)         (3,403)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Deposits.....        (428)      (81,153)       (81,581)             23,681         (35,719)        (12,038)
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold....................       1,181       (19,471)       (18,290)            (24,851)        (19,959)        (44,810)
Other short-term borrowings.........      (4,874)       (2,735)        (7,609)              3,658            (335)          3,323
Long-term debt......................         (52)            9            (43)             (3,953)         (2,061)         (6,014)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities..      (4,173)     (103,350)      (107,523)             (1,465)        (58,074)        (59,539)
-----------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income.......     $40,058     $  12,284      $  52,342            $ 20,197        $   (431)       $ 19,766
===================================================================================================================================

TABLE 17: ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATES (in thousands) (A)(CONTINUED)
                                                       1990 over 1989
                                             Changes Due to:           Total
                                         Volume         Rate           Change
---------------------------------------------------------------------------------
Interest-earning Assets:
Federal funds sold and
 securities purchased...............    $(5,118)     $ (3,155)       $(8,273)
Interest-bearing deposits in
 other banks........................     (1,971)         (380)        (2,351)
Trading account securities..........      8,734            64          8,798
Total investment securities.........     22,350          (143)        22,207
Loans, net of unearned income
 and deferred taxes on leases (B)...     52,870       (26,447)        26,423
---------------------------------------------------------------------------------
Total Interest-earning Assets,
 Net Of Deferred Taxes On Leases....     76,865       (30,061)        46,804
---------------------------------------------------------------------------------
Interest-bearing Liabilities:
Interest-bearing deposits:
 NOW accounts.......................      1,728          (395)         1,333
 Savings and money market...........      6,719          (830)         5,889
 TCDs of $100,000 or more...........        119        (5,882)        (5,763)
 Other TCDs.........................     24,862        (4,763)        20,099
---------------------------------------------------------------------------------
Total Interest-bearing Deposits.....     33,428       (11,870)        21,558
---------------------------------------------------------------------------------
Federal funds purchased and
 securities sold....................     17,158       (11,311)         5,847
Other short-term borrowings.........      1,131            87          1,218
Long-term debt......................       (924)       (1,228)        (2,152)
---------------------------------------------------------------------------------
Total Interest-bearing Liabilities..     50,793       (24,322)        26,471
---------------------------------------------------------------------------------
Change in Net Interest Income.......    $26,072      $ (5,739)       $20,333
=================================================================================

(A) Changes not due entirely to changes in volume or rate have been allocated to rate. Interest is presented on a fully taxable equivalent basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset. The combined tax rate was approximately 38% for 1989-1992 and 39% for 1993 and 1994.
(B) Loans include nonaccruing loans. Loan fees included in interest income:
    1994: $18,658; 1993 $13,708; 1992: $12,736; 1991: $11,351; and 1990:
    $12,294.

NET INTEREST INCOME. The largest component of FSCO's operating income is net interest income (see: "Table 1: Financial Highlights"; "Table 16: Average Balance Sheets, Net Interest Income, Yields and Rates"; and "Table 17: Analysis of Interest Changes Due To Volume and Rates"). For purposes of this discussion, interest income earned on tax-exempt or tax-favored loans, leases, and securities is adjusted to a fully-taxable equivalent ("FTE") basis to facilitate comparison with interest earned which is subject to statutory taxation. During 1994, a one basis point change in FSCO's net interest margin FTE equaled approximately $1.00 million of net interest income FTE.

Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Changes in nonperforming assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income.

Net interest income FTE for 1994 totaled $465.98 million, up $54.41 million (13.2%) from $411.57 million in 1993. Growth in earning assets favorably affected the year-to-year comparison as average earning assets in 1994 reached $10.04 billion, up $1.72 billion (20.7%) from 1993, with growth in average loans accounting for 76.3% of this increase. A portion of the revenue gains generated by asset growth in 1994 was offset by mix and rate changes in FSCO's liability structure as deposit growth did not keep pace with loan demand. Short-term borrowings, which reacted swiftly to 1994's rising interest rate environment, funded 20.0% of FSCO's average earning assets during the year, up from 13.5% for 1993. Compaction of spreads on these assets negatively impacted the net interest margin in 1994.

The net interest margin FTE for 1994 was 4.64%, down 31 basis points from 4.95% in 1993. Rapid and sustained increases of interest rates, including six increases in the Federal Funds rate,

negatively impacted FSCO's net interest margin, which fell throughout 1994.
The lower net interest margin FTE reflected FSCO's reliance on interest-bearing funds, specifically short-term borrowed funds, to support interest-earning asset growth, primarily loans, which exceeded deposit growth.

Through funding actions completed nationally and locally during the third and fourth quarters of 1994 and additional related actions planned for 1995, FSCO management believes the net interest margin has been stabilized.

By comparison, net interest income FTE for 1993 totaled $411.57 million, up $26.00 million (6.7%) from $385.57 million in 1992. This increase resulted from falling interest rates and the relatively wide spread between the prime rate and the cost of short-term funds.

Over the past eight years, growth in FSCO's net interest income FTE has largely been due to sustained growth in average interest-earning assets. The net interest margin FTE has also reflected increased competition, balance sheet restructuring, and the impact of changes in the yield curve. Effective asset/liability management, however, has moderated the impact of external forces on net interest income FTE.

TABLE 18: NONINTEREST INCOME (in thousands)
                                                                                                                           5-Year
                                                                                                                94/93     Compound
For the Years Ended December 31,                1994          1993          1992          1991         1990      % Chg   Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Service charges on deposit accounts.......  $ 62,211      $ 55,865      $ 51,505      $ 46,137     $ 39,007       11.4       12.4
Other service charges, collections,
 commissions and fees.....................    27,544        24,654        21,154        17,400       11,504       11.7       22.8
Bankcard servicing fees and
 third-party processing fees..............    30,234        33,083        27,411        24,175       21,867       (8.6)       9.2
Fiduciary (trust) commissions and fees....    20,706        18,980        18,176        16,793       14,955        9.1        9.7
Insurance commissions and fees............    12,631         9,953         8,719         7,017        6,515       26.9       16.5
Real estate gains on sales of
 loans and servicing rights...............    21,046        17,113        11,857         7,148        3,738       23.0       40.5
Real estate servicing fees on loans
 sold.....................................    20,922         6,566         6,074         5,365        3,136      218.6       55.8
Other.....................................    15,043         5,071         5,636         9,213       12,493      196.6       26.5
Investment securities gains (losses)......    (1,330)          730           859         2,942          545     (282.2)        NA
Trading account securities gains
 (losses).................................    (2,386)       (4,856)       (7,355)        1,632        2,063       50.9         NA
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income..................  $206,621      $167,159      $144,036      $137,822     $115,823       23.6       16.8
====================================================================================================================================

NONINTEREST INCOME. FSCO's noninterest income and expenses have been impacted by recent acquisitions (see: "Table 18: Noninterest Income"; Noninterest Expenses; and "Mergers and Acquisitions"). Noninterest income for 1994 totaled $206.62 million, up $39.46 million (23.6%) from 1993, while noninterest income for 1993 totaled $167.16 million, up $23.12 million (16.1%) from $144.04 million in 1992. For both years, the increases in most noninterest income categories were due primarily to acquisitions, most recently the acquisition of CrossLand Mortgage in 1994, and growth due to strong regional economies in FSCO's market areas. In 1994, FSCO's revenue grew for the 10th straight year in both its service charges on deposit accounts and fiduciary (trust) activities.

After excluding CrossLand Mortgage's 1994 noninterest income of $28.17 million, "base" noninterest income for 1994 increased by 6.8% from 1993 due to other acquisitions. The acquisition of CrossLand Mortgage further diversified FSCO's noninterest income and increased the ratio of noninterest income to total income for 1994 to 31.1%, up from 29.3% and 27.7% for 1993 and 1992, respectively.

The increases in most noninterest income categories in 1994 and 1993 were due primarily to the impact of acquisitions and growth. The changes that were not are discussed below.

* Bankcard service fees and third-party processing fees decreased in 1994 after having increased in 1993. The decrease in 1994 was due to the sale of certain assets related to third-party processing for credit unions, while the increase in 1993 was due to volume growth in transactions processed for third-party clients.

* Real estate related fees and gains increased in both 1994 and 1993. The increase in 1994 reflected the acquisition of CrossLand Mortgage and strong loan demand, while the increase in 1993 was due primarily to the positive impact of the relatively low interest-rate environment on mortgage and consumer loan growth.

* Investment securities recorded a loss in 1994 which was mostly the result of portfolio restructuring to reduce interest rate risk. The gain in 1993 was due to securities called prior to maturity or sold for credit quality purposes.

* Trading account securities continued to provide FSCO with strong annual revenues as 1994's results were the highest net revenue from trading in FSCO's history. Because of required accounting treatment, the overall performance of FSCO's trading activities must take into consideration the interest income as well as the gains/losses generated on the trading account position. Total revenues from all of FSCO's trading activities were $31.56 million, $15.97 million, and $19.75 million, for 1994, 1993, and 1992, respectively.

TABLE 19: NONINTEREST EXPENSES (IN THOUSANDS)
                                                                                                                         5-Year
                                                                                                             94/93       Compound
For the Years Ended December 31,              1994          1993         1992         1991         1990      % Chg      Growth Rate
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Expenses:
Salaries and employee benefits.........   $222,895      $175,696     $160,982     $147,795     $135,438       26.9             12.1
Advertising............................      9,039         9,187        6,363        4,990        3,721       (1.6)            17.7
Amortization of intangibles............     15,865         3,312        2,695        2,323        1,098      379.0            200.2
Bankcard interbank discount
 and interchanges fees.................     16,301        13,983       11,245       10,121        8,456       16.6             18.0
Furniture and equipment................     30,987        27,858       26,549       22,656       19,445       11.2              9.0
Insurance..............................     23,454        19,697       18,868       14,678        9,472       19.1             26.8
Occupancy, net.........................     25,874        24,224       19,373       18,316       18,132        6.8              9.0
Other real estate expense
 and loss provision....................     (6,543)        8,639       11,110        6,499       10,465     (175.7)              NA
Postage................................      9,708         7,428        7,243        6,684        5,551       30.7             14.0
Stationery and supplies................     16,336        15,956       12,865       10,754       10,600        2.4             12.9
Telephone..............................     11,834         8,610        7,344        6,583        6,284       37.4             14.5
Other..................................     66,971        71,556       54,819       55,105       56,433       (6.4)            10.4
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses.............   $442,721      $386,146     $339,456     $306,504     $285,095       14.7             11.9
====================================================================================================================================

NONINTEREST EXPENSES. FSCO's noninterest income and expenses have been impacted by recent acquisitions (see: "Table 19: Noninterest Expenses"; Noninterest Income; and "Mergers and Acquisitions"). Noninterest expenses for 1994 totaled $442.72 million, up $56.58 million (14.7%) from 1993, while noninterest expenses for 1993 totaled $386.15 million, up $46.69 million (13.8%) from $339.46 million in 1992. For both years, the increases in most noninterest expense categories were due primarily to acquisitions, most recently the acquisition of CrossLand Mortgage in 1994, and growth. In addition, numerous one-time expenses were incurred. For both 1994 and 1993, these included costs associated with each acquisition and its integration into FSCO. In addition, for 1993 there were also merger-related charges associated with the acquisition of FNFC, and the installation of a new ATM system and the writeoff of the old system.

The increases in most noninterest expense categories in 1994 and 1993 were due primarily to the impact of acquisitions and growth. The changes that were not are discussed below.

* Bankcard interbank discount and interchange expense increased in 1994 and 1993 due to growth in the volume of merchant deposits.

* Other real estate expense and loss provision was a net recovery in 1994, an improvement from the net expense in 1993 due to reductions in ORE outstandings and ORE market valuation adjustments. Other real estate expense and loss provision in 1993 decreased due to the reduction of ORE, downward revaluation of FSB New Mexico's ORE to conform with FSCO's practices and policies, increased sales of ORE, and ORE market valuation adjustments.

* Other noninterest expenses decreased in 1994 and increased in 1993, due largely to one-time merger-related charges of $17.11 million ($11.12 million after tax) associated with the 1993 acquisition of FNFC.

One measure of FSCO's effectiveness and ongoing efforts to control noninterest expenses is the efficiency ratio. FSCO's efficiency ratio for 1994 was 65.82%, improved from 66.72% in 1993 and compared to 64.10% in 1992. FSCO's "base" efficiency ratio, excluding both CrossLand Mortgage and FNFC effects, was 62.42% for 1994, compared to 63.37% in 1993 and 62.08% in 1992.

Despite these improvements, management believes that FSCO's efficiency ratio remained unacceptably high in 1994 in comparison to its goal of 60.0%. Sustainable efficiency gains achieved in many of FSCO's line and staff functions were obscured by numerous one-time expenses associated with the 28 acquisitions made in the past five years and each acquisition's integration into FSCO; additional investment and expense to support the sustained growth of traditional markets; amortization related to acquisitions using purchase accounting; and temporary overcapacity in real estate mortgage production resources.

FSCO's productivity ratio for 1994 was 3.97%, improved from 4.19% in 1993 and 4.00% in 1992, reflecting FSCO's ability to keep growth of noninterest expenses in line with growth of average total assets.

As FSCO moves through 1995, aggressive actions will be taken to continue the efficient consolidation of certain activities and complete the integration of recent acquisitions and other related projects. FSCO is committed to becoming a more efficient and lower cost provider of financial services in its marketplaces, while continuing to increase franchise value for its shareholders.

On January 1, 1994, FSCO adopted SFAS 112 "Employers' Accounting for Postemployment Benefits". SFAS 112 requires FSCO to accrue benefits to be provided to former or inactive employees after employment but before retirement, such as salary continuation, severance pay, or health care benefits. The impact of SFAS 112 on FSCO was not material in relation to the consolidated financial statements.

PROVISION FOR INCOME TAXES. FSCO employs several effective strategies to permanently reduce or defer payment of income taxes. As a result, FSCO's tax provisions have historically been lower than statutory tax rates, and deferred tax reserves have been an important source of interest-free long-term funding. FSCO's tax strategies include investments in securities and loans yielding tax-exempt interest, investments in leveraged leases, and the recognition of investment tax credits (ITC) on leases using the deferral method. In 1994, FSCO continued to employ these tax planning strategies and made investments in low-income housing projects to generate tax credits.

OFF-BALANCE SHEET ITEMS. During 1994, FSCO had "off-balance sheet" commitments consisting primarily of loan commitments to customers, and derivative products used in the ALCO process or carried in the trading accounts (see:
Asset/Liability Management; "Note 1. To Consolidated Financial Statements - Summary of Significant Accounting and Reporting Policies"; and "Note 10. To Consolidated Financial Statements - Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

INFLATION ACCOUNTING AND CAPITAL COMMITMENTS. FSCO has determined that the effects of changing prices on financial data were not significant to operating results for the years 1994, 1993, or 1992. No material capital expenditure commitments existed at year-ends 1994, 1993, or 1992.

NATIONAL AND REGIONAL ECONOMY. FSCO's businesses are significantly influenced both by the financial strength and economic stability of the regional economies in which they operate and by interest-rate levels and other economic conditions prevailing in regional, national and international financial markets. Impacted by a series of Federal Reserve tightenings, many interest rates rose in 1994, including the Federal Funds rate which rose 250 basis points. Despite these higher rates, consumer sales and loan demand in the mortgage and automobile sectors remained generally strong, while business borrowing increased rapidly. The pace of national economic growth accelerated in 1994, but reported inflation at the retail level actually dipped below 3%.

The Intermountain West, which encompasses a significant portion of FSCO's primary market area, was the United States' fastest-growing regional economy in 1994 for the second consecutive year. Furthermore, Utah, Idaho, New Mexico and Nevada were the top four states in 1994 employment growth. Preliminary 1994 annual average job gains were: Utah 6.2%; Idaho 5.3%; New Mexico 4.9%; Oregon 3.7%; Nevada 6.4%; and Wyoming 1.4%. The November 1994 unemployment rates were:
Utah 3.8%; Idaho 5.7%; New Mexico 5.4%; Oregon 4.8%; Nevada 5.8%; and Wyoming 4.5%.

The basic rapid-growth formula evident to a significant degree in each of these six states included:

  * Rapid population growth fueled by substantial net in-migration;

  * Expanding employment opportunities to absorb the new labor force entrants;

  * Gains in commercial and industrial construction offsetting the slowdown evident in residential construction;

  * Employment and income gains translated into strong consumer spending increases, particularly in automobile sales.

The rate of economic growth, both nationally and in the Intermountain West, will likely decelerate in 1995. Higher interest rates have reduced the pace of housing construction and real estate sales and will probably slow automobile buying as well. Job growth in the six-state region should remain solid, but it will occur at a reduced rate, somewhat influenced by the slower national economic growth.

While the 1995 outlook remains generally favorable, the following factors could adversely impact regional economic activity:

  * Higher interest rates significantly reducing loan demand;

  * Possible closures of defense installations in FSCO's market areas and the accompanying lost employment;

  * Reduced, or even eliminated, access to Federal lands for timber, mining, and livestock industries;

  * International competitive pressures in the computer industry possibly slowing or even decreasing employment levels.

COMPETITIVE POSITION. First Security Corporation is the largest bank holding company headquartered in the Intermountain West. Incorporated in 1928, FSCO is the oldest multistate bank holding company in the United States.

FSB Utah is the largest bank in Utah. At September 30, 1994, the most recent date for which comparative data were available, FSB Utah had deposits totaling $3.6 billion and 118 full-service domestic branches. Zion's First National Bank was the second largest bank with approximately $2.6 billion in deposits and 88 branches, while Key Bank was the third largest with approximately $951 million in deposits and 38 branches. These three banks are all units of bank holding companies with bank operations in other western states. Other competitors included: 30 other banks with approximately $4.0 billion in deposits and 144 branches; 4 S&Ls with approximately $604 million in deposits and 19 branches; and 153 credit unions with approximately $3.3 billion in deposits.

FSB Idaho is the second largest bank in Idaho. At September 30, 1994, the most recent date for which comparative data were available, FSB Idaho had deposits totaling $2.4 billion and 91 full-service branches. West One Bank was the largest bank with approximately $3.2 billion in deposits and 86 branches, while Key Bank was the third largest with approximately $1.0 billion in deposits and 45 branches. These three banks are all units of bank holding companies with bank operations in other western states. Other competitors included: 15 other banks with approximately $2.0 billion in deposits and 87 branches; 4 S&Ls with approximately $434 million in deposits and 16 branches; and 87 credit unions with approximately $966 million in deposits.

FSB New Mexico is the second largest bank in New Mexico in terms of deposits. At September 30, 1994, the most recent date for which comparative data were available, FSB New Mexico had deposits totaling $1.1 billion and 26 full-service branches. Boatmen's Sunwest, Inc. was the largest bank with approximately $1.6 billion in deposits and 34 branches, while Norwest Bank New Mexico was the third largest with approximately $870 million in deposits and 26 branches. FSB New Mexico and Boatmen's Sunwest, Inc. are units of bank holding companies with bank operations in other western states. Other competitors included: 77 other banks with approximately $7.5 billion in deposits and 246 branches; 14 S&Ls with approximately $1 billion in deposits and 22 branches; and 60 credit unions with approximately $1.6 billion in deposits.

FSCO experiences substantial competition in attracting deposits and originating loans. The primary factors in competing for deposits are interest rates, the range and quality of services offered, the convenience of bank facilities and automated teller machines, and hours of operation. Competition for deposits comes principally from other commercial banks, S&Ls, and credit unions. Additional competition comes from money market funds, and various other corporate and government lenders. The primary factors in competing for loans are interest rates, loan fees, and the quality and range of lending services offered. Competition for the origination of instalment and commercial loans comes from commercial banks and finance companies, while competition for the origination of mortgage loans comes from S&Ls, credit unions, mortgage banking firms, insurance companies, and other commercial banks.

FSCO, along with the rest of the banking industry, has felt the effects of added competition as nonbank financial service companies enter what were already highly competitive markets. Notwithstanding the increased competition, banks still have only limited entry into nonbank financial markets. In spite of the inequities of the present financial services market, FSCO has succeeded in maintaining its position as a major catalyst in the financial services market in the Intermountain West by being innovative and creative in providing new products and services to its customers within the narrow constraints of current banking regulations.

LEGAL PROCEEDINGS. FSCO and its subsidiaries are subject to various claims and legal actions filed or threatened by customers and others in connection with FSCO's regular business activities. In all litigation filed against it, FSCO vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction, and are disclosed in required filings with the SEC. Since the filing of FSCO's Third Quarter 1994 10-Q Report, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC. Because this is the first Annual Report following the legal proceedings disclosed in its Third Quarter 1994 10-Q Report, FSCO chooses to re-report the items as follows:

Purported class action lawsuits have been filed in Florida and Illinois on behalf of mortgage borrowers from CrossLand Mortgage alleging technical violations of Federal "Truth in Lending" rules based on lending and disclosure practices believed to be in compliance with such rules at the time. Rescissions of the loans as well as statutory and compensatory damages are requested in the lawsuits as filed. Discovery is now beginning and the classes have not yet been certified. FSCO believes it has indemnification claims against the sellers of CrossLand Mortgage for a substantial portion of any damages which plaintiffs may establish in these litigations.

TABLE 20: QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data and ratios)
                                                                    1994
------------------------------------------------------------------------------------------------------
                                         4th Qtr          3rd Qtr          2nd Qtr          1st Qtr
------------------------------------------------------------------------------------------------------
Common Stock Data:
Earnings per common share:
 Primary.............................  $      0.69      $      0.73      $      0.71      $      0.67
 Fully-diluted.......................         0.69             0.73             0.71             0.67
Dividends paid per share.............         0.26             0.26             0.26             0.26
Book value EOP.......................        17.92            17.88            17.45            17.44
Tangible book value EOP..............        14.57            14.42            14.18            17.18
Market price (bid) EOP...............        22.75            28.50            29.00            27.75
 High bid for the period.............        28.50            32.00            31.00            29.00
 Low bid for the period..............        21.50            27.75            27.25            25.25
Market capitalization EOP: market
 price x common shares...............    1,128,286        1,411,691        1,426,133        1,337,994
Market price EOP/
 book value EOP (%)..................       126.95           159.40           166.19           159.12
Dividend payout ratio:
 dividend/EPS (%)....................        37.68            35.62            36.62            38.81
Dividend yield EOP: dividend/
 market price (%)....................         4.57             3.65             3.59             3.75
Price/earning ratio: marketprice/
 4 quarters earnings.................         8.1X            11.2X            11.6X            11.6X
Common shares: EOP...................       49,595           49,533           49,177           48,216
Common shares: average primary.......       50,341           50,350           49,687           49,316
Common shares: average
 fully-diluted.......................       50,491           50,505           49,845           49,478
------------------------------------------------------------------------------------------------------
Income Statement:
Interest income......................  $   211,909      $   200,365      $   188,805      $   172,438
Interest expense.....................       96,955           83,829           72,460           62,171
Net interest income..................      114,954          116,536          116,345          110,267
Fully-taxable equivalent (FTE)
 adjustment..........................        1,944            2,002            1,966            1,963
Net interest income, FTE.............      116,898          118,538          118,311          112,230
Provision for loan losses............          474              180              343             (172)
Noninterest income...................       58,357           58,919           48,476           40,869
Noninterest expenses.................      117,328          116,767          109,044           99,582
Provision for income taxes...........       20,541           21,724           20,214           18,564
Net income...........................       34,968           36,784           35,220           33,162
------------------------------------------------------------------------------------------------------
Balance Sheet - End of Period:
Trading account securities...........  $   553,826      $   398,087      $   725,211      $   797,254
Securities available for sale (A)....    1,993,797        2,087,639        2,127,690        1,960,075
Securities held to maturity (A)......      252,622          260,485          268,114          270,039
Loans, net of unearned income........    8,173,678        7,745,350        7,282,550        6,674,067
Reserve for loan losses..............     (133,855)        (134,653)        (132,714)        (134,216)
Total interest-earning assets........   11,019,059       10,563,552       10,484,219        9,816,274
Intangible assets....................      166,199          171,583          160,737           12,698
Total assets.........................   12,148,982       11,604,889       11,734,917       10,745,283
Noninterest-bearing deposits.........    1,719,388        1,734,255        1,843,559        1,556,498
Interest-bearing deposits............    6,333,956        6,201,229        6,043,972        5,953,168
Total deposits.......................    8,053,344        7,935,484        7,887,531        7,509,666
Short-term borrowed funds............    2,345,139        2,298,101        2,411,385        1,848,100
Long-term debt.......................      685,426          292,058          312,005          297,538
Total interest-bearing liabilities...    9,364,521        8,791,388        8,767,362        8,098,806
Preferred stockholders' equity.......          629              668              675              685
Common stockholders' equity..........      888,845          885,721          858,091          840,962
======================================================================================================

TABLE 20: QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data and ratios)(CONTINUED)
                                                                    1993
------------------------------------------------------------------------------------------------------
                                         4th Qtr          3rd Qtr          2nd Qtr          1st Qtr
------------------------------------------------------------------------------------------------------
Common Stock Data:
Earnings per common share:
 Primary.............................  $      0.43      $     0.68      $     0.62      $     0.65
 Fully-diluted.......................         0.43            0.68            0.62            0.65
Dividends paid per share.............         0.23            0.23            0.23            0.19
Book value EOP.......................        17.24           17.12           16.64           16.31
Tangible book value EOP..............        17.00           16.85           16.34           15.99
Market price (bid) EOP...............        25.75           28.00           28.25           28.50
 High bid for the period.............        30.00           28.50           30.00           30.25
 Low bid for the period..............        24.00           26.50           25.50           25.50
Market capitalization EOP: market
 price x common shares...............    1,247,253       1,322,804       1,316,930       1,305,072
Market price EOP/
 book value EOP (%)..................       149.36          163.55          169.77          174.74
Dividend payout ratio:
 dividend/EPS (%)....................        53.49           33.82           37.10           29.23
Dividend yield EOP: dividend/
 market price (%)....................         3.57            3.29            3.26            2.67
Price/earning ratio: marketprice/
 4 quarters earnings.................        10.8x           11.1x           11.5x           12.1x
Common shares: EOP...................       48,437          47,243          46,617          45,792
Common shares: average primary.......       48,805          47,981          47,660          46,937
Common shares: average
 fully-diluted.......................       48,969          48,147          47,829          47,112
------------------------------------------------------------------------------------------------------
Income Statement:
Interest income......................  $   165,853      $  163,241      $  160,090      $  155,548
Interest expense.....................       59,990          59,898          61,211          59,695
Net interest income..................      105,863         103,343          98,879          95,853
Fully-taxable equivalent (FTE)
 adjustment..........................        2,922          (1,092)          2,221           3,582
Net interest income, FTE.............      108,785         102,251         101,100          99,435
Provision for loan losses............        4,647           5,139             (78)          1,976
Noninterest income...................       46,446          43,107          36,739          40,867
Noninterest expenses.................      116,015          94,824          90,081          85,226
Provision for income taxes...........       10,583          13,900          15,922          18,806
Net income...........................       21,064          32,587          29,693          30,712
------------------------------------------------------------------------------------------------------
Balance Sheet - End of Period:
Trading account securities...........  $   607,854      $  398,087      $  725,211      $  602,392
Securities available for sale (A)....           (A)             (A)             (A)             (A)
Securities held to maturity (A)......    1,762,783       1,760,168       1,862,131       1,970,338
Loans, net of unearned income........    6,561,021       6,185,830       5,946,520       5,596,166
Reserve for loan losses..............     (134,848)       (130,726)       (126,896)       (127,329)
Total interest-earning assets........    9,329,273       8,797,725       8,524,631       8,447,960
Intangible assets....................       11,833          13,009          13,849          14,553
Total assets.........................   10,211,689       9,725,657       9,490,282       9,158,974
Noninterest-bearing deposits.........    1,697,687       1,538,084       1,524,768       1,284,207
Interest-bearing deposits............    5,806,020       5,523,565       5,453,683       5,460,770
Total deposits.......................    7,503,707       7,061,649       6,978,451       6,744,977
Short-term borrowed funds............    1,486,905       1,289,505       1,181,217       1,245,394
Long-term debt.......................      224,836         226,505         237,895         119,062
Total interest-bearing liabilities...    7,517,761       7,039,575       6,872,795       6,825,226
Preferred stockholders' equity.......          703             711             726             733
Common stockholders' equity..........      835,028         808,966         775,768         746,646
------------------------------------------------------------------------------------------------------

TABLE 20: QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data and ratios)(CONTINUED)
                                                                    1994
------------------------------------------------------------------------------------------------------
                                         4th Qtr          3rd Qtr          2nd Qtr          1st Qtr
------------------------------------------------------------------------------------------------------
Balance Sheet - Average:
Trading account securities...........  $   570,726      $   669,955      $   712,980      $   563,039
Securities available for sale (A)....    2,059,821        2,108,122        2,002,866        1,763,348
Securities held to maturity (A)......      246,917          263,979          267,384          302,717
Loans, net of unearned income........    7,928,754        7,489,686        6,993,753        6,547,493
Reserve for loan losses..............     (135,325)        (134,492)        (134,270)        (135,122)
Total interest-earning assets........   10,705,435       10,427,360        9,883,013        9,131,644
Intangible assets....................      169,375          169,246          117,508           12,104
Total assets.........................   11,927,913       11,589,745       10,956,238       10,060,915
Noninterest-bearing deposits.........    1,684,321        1,641,041        1,616,036        1,522,496
Interest-bearing deposits............    6,255,221        6,175,251        6,038,334        5,859,165
Total deposits.......................    7,939,542        7,816,292        7,654,370        7,381,661
Short-term borrowed funds............    2,310,480        2,388,601        1,955,541        1,360,105
Long-term debt.......................      586,407          306,808          300,304          276,130
Total interest-bearing liabilities...    9,152,108        8,870,660        8,294,179        7,495,400
Preferred stockholders' equity.......          650              671              683              699
Common stockholders' equity..........      890,505          871,333          855,989          853,978
------------------------------------------------------------------------------------------------------
Problem Assets - End of Period:
Total nonaccruing loans..............  $    23,868      $    20,232      $    24,610      $    27,768
ORE and other
 foreclosed assets...................        3,352            3,148            8,387           14,842
Total nonperforming assets...........       27,220           23,380           32,997           42,610
Accruing loans past due
 90 days or more.....................       12,001            9,265            9,184           10,318
Total problem assets.................       39,221           32,645           42,181           52,928
------------------------------------------------------------------------------------------------------
Other Data-End Of Period (not
 rounded to thousands):
Full-time equivalent employees.......        7,621            7,499            7,427            6,420
Total domestic bank offices..........          261              259              253              249
------------------------------------------------------------------------------------------------------
Selected Ratios (%):
Reserve for loan losses EOP to:
 Total loans.........................         1.64             1.74             1.82             2.01
 Nonaccruing loans...................       560.81           665.54           539.27           483.35
 Nonaccruing + accruing
 loans past due 90 days..............       373.18           456.50           329.71           352.40
Nonaccruing loans/total loans........         0.29             0.26             0.34             0.42
Nonaccruing + accruing loans
 past due/total loans................         0.44             0.38             0.46             0.57
Nonperforming assets EOP to:
 Total loans and ORE.................         0.33             0.30             0.45             0.64
 Total assets........................         0.22             0.20             0.28             0.40
 Total equity........................         3.06             2.64             3.84             5.06
 Total equity and reserve
 for loan losses.....................         2.66             2.29             3.33             4.37
Problem assets EOP to:
 Total loans and ORE.................         0.48             0.42             0.58             0.79
 Total assets........................         0.32             0.28             0.36             0.49
 Total equity........................         4.41             3.68             4.91             6.29
 Total equity and reserve
 for loan losses.....................         3.83             3.20             4.25             5.42
Net loans charged off/
 average loans.......................         0.17             0.03             0.14             0.04
------------------------------------------------------------------------------------------------------

TABLE 20: QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data and ratios)(CONTINUED)
                                                                    1993
------------------------------------------------------------------------------------------------------
                                         4th Qtr          3rd Qtr          2nd Qtr          1st Qtr
------------------------------------------------------------------------------------------------------
Balance Sheet - Average:
Trading account securities...........   $  361,121      $  404,014      $  458,436      $  474,257
Securities available for sale (A)....           (A)             (A)             (A)             (A)
Securities held to maturity (A)......    1,713,775       1,768,370       1,932,218       1,756,738
Loans, net of unearned income........    6,314,632       6,037,540       5,745,825       5,563,702
Reserve for loan losses..............     (130,881)       (127,787)       (128,874)       (127,736)
Total interest-earning assets........    8,683,703       8,384,769       8,304,335       7,896,287
Intangible assets....................       12,504          13,484          14,231          14,645
Total assets.........................    9,638,743       9,301,245       9,180,421       8,725,616
Noninterest-bearing deposits.........    1,597,929       1,474,789       1,383,485       1,254,069
Interest-bearing deposits............    5,667,076       5,510,779       5,506,463       5,423,080
Total deposits.......................    7,265,005       6,985,568       6,889,948       6,677,149
Short-term borrowed funds............    1,172,030       1,125,109       1,151,294       1,035,021
Long-term debt.......................      225,701         235,474         232,054         121,801
Total interest-bearing liabilities...    7,064,807       6,871,362       6,889,811       6,579,902
Preferred stockholders' equity.......          709             721             729             754
Common stockholders' equity..........      830,108         797,712         768,345         738,395
------------------------------------------------------------------------------------------------------
Problem Assets - End of Period:
Total nonaccruing loans..............   $   36,354      $   53,707      $   64,520      $   67,312
ORE and other
 foreclosed assets...................       16,465          23,052          27,181          31,343
Total nonperforming assets...........       52,819          76,759          91,701          98,655
Accruing loans past due
 90 days or more.....................        7,155           8,310           9,150          10,309
Total problem assets.................       59,974          85,069         100,851         108,964
------------------------------------------------------------------------------------------------------
Other Data-End Of Period (not
 rounded to thousands):
Full-time equivalent employees.......        6,318           6,259           6,059           5,911
Total domestic bank offices..........          245             238             237             235
------------------------------------------------------------------------------------------------------
Selected Ratios (%):
Reserve for loan losses EOP to:
 Total loans.........................         2.06            2.11            2.13            2.28
 Nonaccruing loans...................       370.93          243.41          196.68          189.16
 Nonaccruing + accruing
 loans past due 90 days..............       309.93          210.79          172.25          164.04
Nonaccruing loans/total loans........         0.55            0.87            1.09            1.20
Nonaccruing + accruing loans
 past due/total loans................         0.66            1.00            1.24            1.39
Nonperforming assets EOP to:
 Total loans and ORE.................         0.80            1.24            1.54            1.75
 Total assets........................         0.52            0.79            0.97            1.08
 Total equity........................         6.32            9.48           11.81           13.20
 Total equity and reserve
 for loan losses.....................         5.44            8.16           10.15           11.28
Problem assets EOP to:
 Total loans and ORE.................         0.91            1.37            1.69            1.94
 Total assets........................         0.59            0.87            1.06            1.19
 Total equity........................         7.18           10.51           12.99           14.58
 Total equity and reserve
 for loan losses.....................         6.18            9.05           11.16           12.46
Net loans charged off/
 average loans.......................         0.30            0.16            0.15            0.18
------------------------------------------------------------------------------------------------------

EOP: End of period.

(A) SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" was adopted January 1, 1994 and required FSC to classify its investment securities as either available for sale or held to maturity. In years prior to 1994, it was FSC's practice to hold investment securities to maturity.

Management's Report On Financial Statements

February 17, 1995


To the Stockholders:

Financial Statements

The management of First Security Corporation ("the Corporation") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgements and estimates made by management.

Internal Controls

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report. The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed the Corporation's internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's Instructions for the FR Y-9 Report as of December 31, 1994. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's Instructions for the FR Y-9 Report, as of December 31, 1994.

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

Compliance with Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, Management believes that the Corporation has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1994.


/s/ Morgan J. Evans                          /s/ Scott C. Ulbrich
    Morgan J. Evans                              Scott C. Ulbrich
    President and Chief Operating Officer        Executive Vice President
                                                 and Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
December 31, 1994 and 1993 (in thousands)                                                   1994             1993
--------------------------------------------------------------------------------------------------------------------
Assets:
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks (Note 2)....................................................    $   678,353      $   673,877
Federal funds sold and securities purchased under resale agreements (Note 1)........         43,551          381,154
--------------------------------------------------------------------------------------------------------------------
Total Cash and Cash Equivalents.....................................................        721,904        1,055,031
--------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits in other banks............................................          1,585           16,461
Trading account securities (Notes 1 and 3)..........................................        553,826          607,854
Securities available for sale, at fair value (cost $2,080,408) (Notes 1 and 3)......      1,993,797
Securities held to maturity, at cost (fair value $249,971 and $1,794,647)
 (Notes 1 and 3)....................................................................        252,622        1,762,783
--------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income of $7,380 and $12,182, respectively)
 (Notes 1, 4, and 15)...............................................................      8,173,678        6,561,021
Less reserve for loan losses (Notes 1 and 4)........................................        133,855          134,848
--------------------------------------------------------------------------------------------------------------------
Total Loans, Net....................................................................      8,039,823        6,426,173
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net (Notes 1 and 5).........................................        188,418          145,718
Accrued income receivable...........................................................         85,655           52,654
Other real estate and other foreclosed assets (Note 1)..............................          3,352           16,465
Other assets........................................................................        141,801          116,717
Intangible assets (Notes 1 and 14)..................................................        166,199           11,833
--------------------------------------------------------------------------------------------------------------------
Total Assets........................................................................    $12,148,982      $10,211,689
====================================================================================================================
Liabilities and Stockholders' Equity:
Deposits (Note 6):
  Noninterest-bearing...............................................................    $ 1,719,388      $ 1,697,687
  Interest-bearing..................................................................      6,333,956        5,806,020
--------------------------------------------------------------------------------------------------------------------
Total Deposits......................................................................      8,053,344        7,503,707
--------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements (Note 1)................................      1,866,377        1,188,569
Federal funds purchased.............................................................        294,210          198,540
U.S. Treasury demand notes..........................................................         33,552           43,645
Other short-term borrowings (Notes 7 and 9).........................................        151,000           56,151
Accrued income taxes (Notes 1 and 8)................................................         81,710           85,837
Accrued interest payable............................................................         27,709           17,429
Other liabilities...................................................................         66,180           57,244
Long-term debt (Note 9).............................................................        685,426          224,836
--------------------------------------------------------------------------------------------------------------------
Total Liabilities...................................................................     11,259,508        9,375,958
--------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 3, 4, 5, and 10)
Stockholders' equity (Notes 1, 11, 12, 13, 14, and 16):
Preferred stock: Series "A", $3.15 cumulative convertible...........................            629              703
--------------------------------------------------------------------------------------------------------------------
Common stockholders' equity:
 Common stock (49,957 and 48,787 shares issued, respectively).......................         62,446           60,983
 Paid-in surplus....................................................................        142,928          122,549
 Retained earnings..................................................................        746,454          657,446
 Net unrealized loss on securities available for sale (net of taxes)
   (Notes 1, 3, and 8)..............................................................        (54,341)
--------------------------------------------------------------------------------------------------------------------
Subtotal............................................................................        897,487          840,978
Less common treasury stock, at cost (362 and 350 shares, respectively)..............         (8,642)          (5,950)
--------------------------------------------------------------------------------------------------------------------
Total common stockholders' equity...................................................        888,845          835,028
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity..........................................................        889,474          835,731
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity..........................................    $12,148,982      $10,211,689
====================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1994, 1993, and  1992
(in thousands, except for per share amounts)                                   1994          1993          1992
-----------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans (Note 1)......................................    $615,558      $513,810      $507,491
Interest and dividends on securities available for sale (Note 3).........     107,778
Interest on securities held to maturity (Note 3).........................      13,833       100,464       114,742
Federal funds sold and securities purchased under resale agreements......       2,320         9,191         6,416
Interest-bearing deposits in other banks.................................          83           456           691
Trading account interest (Note 10).......................................      33,945        20,811        27,108
-----------------------------------------------------------------------------------------------------------------
Total Interest Income....................................................     773,517       644,732       656,448
-----------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits.....................................................     205,725       192,992       238,135
Interest on short-term borrowings........................................      85,806        33,979        34,017
Interest on long-term debt...............................................      23,884        13,823         8,347
-----------------------------------------------------------------------------------------------------------------
Total Interest Expense...................................................     315,415       240,794       280,499
-----------------------------------------------------------------------------------------------------------------
Net Interest Income:
Net interest income......................................................     458,102       403,938       375,949
Provision for loan losses (Notes 1 and 4)................................         825        11,684        30,277
-----------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses......................     457,277       392,254       345,672
-----------------------------------------------------------------------------------------------------------------
Noninterest Income:
Service charges on deposit accounts......................................      62,211        55,865        51,505
Other service charges, collections, commissions, and fees................      27,544        24,654        21,154
Bankcard servicing fees & third-party processing fees....................      30,234        33,083        27,411
Fiduciary (trust) commissions & fees.....................................      20,706        18,980        18,176
Insurance commissions & fees.............................................      12,631         9,953         8,719
Servicing fees on loans sold.............................................      20,922         6,566         6,074
Gain on sales of loans & servicing rights (Note 4).......................      21,046        17,113        11,857
Securities gains (losses) (Notes 1 and 3)................................      (1,330)          730           859
Trading account securities losses (Notes 1, 3, and 10)...................      (2,386)       (4,856)       (7,355)
Other....................................................................      15,043         5,071         5,636
-----------------------------------------------------------------------------------------------------------------
Total Noninterest Income.................................................     206,621       167,159       144,036
-----------------------------------------------------------------------------------------------------------------
Total Income.............................................................     663,898       559,413       489,708
-----------------------------------------------------------------------------------------------------------------
Noninterest Expenses:
Salaries and employee benefits (Note 12).................................     222,895       175,696       160,982
Net occupancy (Note 5)...................................................      25,874        24,224        19,373
Furniture and equipment..................................................      30,987        27,858        26,549
Stationery and supplies..................................................      16,336        15,956        12,865
Amortization of intangibles (Notes 1, 4, and 14).........................      15,865         3,312         2,695
Advertising..............................................................       9,039         9,187         6,363
Telephone................................................................      11,834         8,610         7,344
Provision for (recovery of) loss on other real estate
and expenses (Note 1)....................................................      (6,543)        8,639        11,110
Insurance................................................................      23,454        19,697        18,868
Bankcard interbank exchange..............................................      16,301        13,983        11,245
Other....................................................................      76,679        78,984        62,062
-----------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses...............................................     442,721       386,146       339,456
-----------------------------------------------------------------------------------------------------------------
Income before income tax provision.......................................     221,177       173,267       150,252
Provision for income taxes (including tax effect of securities
 transactions of $(497), $274, and $187) (Notes 1 and 8).................      81,043        59,211        49,909
-----------------------------------------------------------------------------------------------------------------
Net Income:
Net Income...............................................................     140,134       114,056       100,343
Dividend requirement of preferred stock (Note 1).........................          39            43            48
-----------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock....................................    $140,095      $114,013      $100,295
=================================================================================================================
Earnings Per Common Share Assuming No Dilution (Note 1)..................       $2.81         $2.38         $2.17
-----------------------------------------------------------------------------------------------------------------
Earnings Per Common Share Assuming Full Dilution (Note 1)................       $2.80         $2.38         $2.16
=================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                                        Net
                                                                                                                     Unrealized
                                                                                                                      Loss on
For the years ended                                                                                                  Securities
December 31, 1992, 1993, and 1994                                                                          Common     Available
(in thousands,                                          Preferred     Common       Paid-In    Retained    Treasury    for Sale
except for per share amounts)               Total        Stock        Stock        Surplus    Earnings      Stock   (Net of Taxes)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1992................. $635,173     $    849     $ 56,118     $ 88,086     $498,665      $ (8,545)
Net income for the year..................  100,343                                             100,343
Sale of common stock
 through dividend reinvestment
 and common stock purchase plan
 (Note 11)...............................    1,293                        72        1,221
Sale of stock to employee
 benefit plans (Note 11).................   11,260                                  3,703                      7,557
Common stock issued for
 acquisitions (Notes 11 and 14)..........    6,547                     1,498        5,075                        (26)
Cash dividends:
 Preferred stock -- $3.15 per share......      (48)                                               (48)
 Common stock -- $0.68 per share.........  (26,000)                                           (26,000)
Conversion of preferred stock to
 common..................................       (1)         (66)          19           46
Purchase of treasury stock...............   (6,593)                                                           (6,593)
Other....................................      473                        (3)         591         (115)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992...............  722,447          783       57,704       98,722      572,845        (7,607)
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year..................  114,056                                             114,056
Sale of common stock
 through dividend reinvestment
 and common stock purchase plan
 (Note 11)...............................    1,815                        83        1,732
Sale of stock to employee
 benefit plans (Note 11).................    7,306                       293        3,152                      3,861
Common stock issued for
 acquisitions (Notes 11 and 14)..........   27,869                     2,818       15,779        9,358           (86)
Cash dividends:
 Preferred stock -- $3.15 per share......      (43)                                                (43)
 Common stock -- $0.88 per share.........  (38,595)                                            (38,595)
Conversion of preferred stock to common..       (1)         (80)          23           56
Purchase of treasury stock...............   (2,118)                                                           (2,118)
Other....................................    2,995                        62        3,108         (175)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993...............  835,731          703       60,983      122,549      657,446        (5,950)
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year..................  140,134                                             140,134
Sale of common stock
 through dividend reinvestment
 and common stock purchase plan
 (Note 11)...............................    2,182                        96        2,086
Sales of stock to employee
 benefit plans (Note 11).................    8,138                       293        2,667                      5,178
Common stock issued for
 acquisitions (Notes 11 and 14)..........   26,428                     1,052       13,765                     11,611
Cash dividends:
 Preferred stock -- $3.15 per share......      (39)                                                (39)
 Common stock -- $1.04 per share.........  (51,087)                                            (51,087)
Conversion of preferred stock to
 common..................................                   (74)          22           52
Purchase of treasury stock...............  (19,481)                                                          (19,481)
Net unrealized loss on securities
 available for sale (net of taxes)
 (Notes 1,  3, and 8)....................  (54,341)                                                                      $(54,341)
Other....................................    1,809                                  1,809
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994............... $889,474     $    629     $ 62,446     $142,928     $746,454      $ (8,642)    $(54,341)
====================================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994,  1993, and  1992
(in thousands, except  for number of shares)                                           1994          1993          1992
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income.......................................................................  $   140,134   $   114,056   $   100,343
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Provision for loan losses......................................................          825        11,684        30,277
  Provision for (recovery of) loss on other real estate..........................       (6,764)        7,448         6,903
  Provision for depreciation and amortization....................................       38,132        26,281        19,531
  Provision for deferred income taxes............................................       27,010         7,116        15,401
  Net change in deferred loan origination fees and costs.........................       (4,802)       (3,875)       (3,900)
  Net amortization of investment security discounts and premiums.................        9,277         3,598         1,936
  Proceeds from sales of mortgage loans held for sale............................    2,117,121       976,999       828,787
  Origination of mortgage loans held for sale....................................   (1,434,368)     (976,999)     (828,787)
  Investment securities (gains) losses...........................................        1,330          (730)         (859)
  Net realized gains on sold loans...............................................      (10,778)      (19,145)      (12,813)
  Decrease (increase) in trading account securities..............................       54,028      (218,893)      (75,031)
  Decrease (increase) in accrued income receivable...............................      (31,329)        3,829         3,661
  Increase (decrease) in accrued interest payable................................        8,981          (601)       (8,231)
  Increase (decrease) in accrued income taxes....................................        3,223        (7,596)        1,203
  Other operating activities.....................................................      (51,130)      (22,265)      (21,955)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities..............................      860,890       (99,093)       56,466
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale.............................      666,185
Proceeds from sales of securities held to maturity...............................                      2,310        43,290
Redemption of matured securities available for sale..............................      488,487
Redemption of matured securities held to maturity................................       96,183     1,489,247       960,718
Purchases of securities available for sale.......................................   (1,676,979)
Purchases of securities held to maturity.........................................      (81,451)   (1,404,115)   (1,135,988)
Net (increase) decrease in interest-bearing deposits in other banks..............       14,876        (6,425)        2,140
Net increase in loans and leases.................................................   (2,029,122)     (739,484)     (144,578)
Purchase of premises and equipment...............................................      (55,527)      (15,662)      (27,039)
Proceeds from sales of other real estate.........................................       30,276         7,373        24,848
Payments to improve other real estate............................................       (2,055)       (2,213)       (1,097)
Net cash (paid for) received from acquisitions (Note 14).........................      (89,549)       54,108        47,319
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities............................................   (2,638,676)     (614,861)     (230,387)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in deposits.........................................................      347,646       267,813       128,823
Net increase in Federal funds purchased and securities sold under repurchase
 agreements and U.S. Treasury demand notes.......................................      763,385       448,747       126,044
Proceeds from issuance of nonrecourse debt on leveraged leases...................       40,378        70,244        66,882
Payments on nonrecourse debt on leveraged leases.................................      (30,802)      (29,350)      (26,747)
Proceeds from issuance of long-term debt and short-term borrowings...............      624,925       140,190       107,211
Payments on long-term debt and short-term borrowings.............................     (240,586)       (1,403)      (99,599)
Proceeds from issuance of common stock and sales of treasury stock...............       10,320         9,121        12,553
Purchases of treasury stock......................................................      (19,481)       (2,118)       (6,593)
Dividends paid...................................................................      (51,126)      (38,638)      (26,048)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities........................................    1,444,659       864,606       282,526
---------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents (Note 1)...............................     (333,127)      150,652       108,605
Cash and Cash Equivalents, Beginning of Year.....................................    1,055,031       904,379       795,774
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year...........................................  $   721,904   $ 1,055,031   $   904,379
============================================================================================================================

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 1994, 1993, and  1992
(in thousands, except for number of shares)               1994              1993          1992
--------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
 Interest............................................  $  305,135       $241,395       $  290,552
==================================================================================================
 Income taxes........................................  $   56,123       $ 47,878       $   35,059
==================================================================================================
Supplemental Schedule of
 Noncash Investing and Financing Activities:
Conversion of 1,419, 1,523, and 1,259 shares
  of convertible preferred stock into 17,215,
  18,483, and 15,297 shares of common stock,
  respectively.......................................  $       74       $     80       $       66
==================================================================================================
Transfer of loans to other real estate...............  $    8,100       $ 11,085       $   28,002
==================================================================================================
Securities transferred from held to maturity
  to available for sale in conjunction with
  adoption of SFAS No. 115...........................  $1,417,217
==================================================================================================
Net unrealized loss on securities available
  for sale net of deferred taxes of $32,270
  (included in stockholders' equity).................  $  (54,341)
==================================================================================================

In 1994, 1,322,061 shares of common stock were issued and $137,291,000 cash was paid for the acquisitions of Equality State Bank, CrossLand Mortgage Acquisition Corp., Community First Bank, American Ban Corporation, and Star Valley State Bank. The Corporation acquired assets of approximately $584,103,000 and assumed liabilities of approximately $420,385,000 (Note 14).

In 1993, 2,255,000 shares of common stock were issued for the acquisitions of Dixie State Bank, Benton County Bank, Nevada Community Bank, State Bank of Green River, and Continental Bancorporation. The Corporation acquired assets of approximately $404,062,000 and assumed liabilities of approximately $376,344,000 (Note 14).

In 1992, 1,125,000 shares of common stock were issued for the acquisition of First National Bank of North Idaho (FNBNI). The Corporation acquired FNBNI's assets of approximately $167,500,000 and assumed liabilities of approximately $161,065,000 (Note 14). The Bank of Willamette Valley (BWV) was acquired for cash of $5,481,000. The Corporation acquired BWV's assets of approximately $27,319,000 and assumed liabilities of approximately $24,515,000 (Note 14).

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

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

Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements are restated to include the financial statements of companies acquired and accounted for using the pooling of interests method. The Corporation's results of operations of insignificant companies acquired using the pooling of interests method and the results of operations of companies which were acquired and subject to purchase accounting are included from the dates of acquisition. In accordance with the purchase method of accounting, the assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition, and the excess of cost over fair value of net assets acquired is amortized on the straight-line basis over 5 to 15 years.

Federal Funds Sold and Securities Purchased Under Resale Agreements: Federal funds sold are unsecured short-term investments entered into with other financial institutions. Securities purchased under resale agreements are short-term investments. The Corporation's subsidiaries generally hold the securities as collateral during the term of the investment.

Trading, Available for Sale, and Held to Maturity Securities (See Note 3): On January 1, 1994, the Corporation and its subsidiaries adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the classification of investment securities as either trading securities, securities available for sale, or securities held to maturity. Trading securities are carried at fair value with net unrealized gains or losses included in earnings during the period. Securities available for sale are carried at fair value with net unrealized gains or losses (net of taxes) excluded from income and reported as a separate component of stockholders' equity. Securities held to maturity are reported at amortized cost, based on management's positive intent and the Corporation's and its subsidiaries' ability to hold such securities to maturity. Gains or losses are determined on the specific identification method. Upon adoption of SFAS No. 115, the Corporation and its subsidiaries reclassified $1,417,217,000 of securities as available for sale to reflect the Corporation's holding strategy under such statement. The adoption of SFAS No. 115 on January 1, 1994 resulted in an increase in the carrying value of securities of approximately $13,984,000, with corresponding increases in stockholders' equity and deferred income tax liabilities of approximately $8,887,000 and $5,097,000, respectively.

Mortgage Banking Activities: The Company originates mortgage loans for sale in the secondary market. Mortgage loans held for sale are carried at the lower of cost or estimated market value determined on a net aggregate basis. Purchased mortgage servicing rights are capitalized and amortized in proportion to and over the period of estimated net servicing income from the related mortgage loans.

Lease Financing (See Note 4): Certain of the Corporation's subsidiaries lease various types of equipment to customers under both leveraged and nonleveraged arrangements. For leveraged leases, a significant part of the cost of the equipment is financed by other institutional lenders who depend on the related lease and equipment as collateral for their loans, with no recourse to the subsidiaries. The investment in lease financing consists principally of rentals receivable and estimated residual values, less related unearned income. Unearned income is amortized into income so as to produce a constant periodic rate of return on the unrecovered investment. Investment tax credits on lease financing equipment are deferred and amortized to income over the investment recovery period.

Reserve for Loan Losses (See Note 4): The reserve for loan losses is established to absorb known and inherent losses primarily resulting from outstanding loans and leases, commitments to extend credit, standby letters of credit, and other guarantees. Reserve for loan losses on consumer, credit card, residential mortgage, leases, and other loans with similar characteristics is established on the respective loan portfolio based on historical loss experience considering current and anticipated economic conditions. Reserve for loan losses on commercial, commercial real estate, construction loans, and loan commitments are evaluated on both a specific loan basis and historical loss experience considering the credit quality, collateral, financial strength of the borrower and current economic conditions. Losses and recoveries are charged or credited directly to the reserve. The provision for loan losses charged to expense is an amount which, in management's judgment, is sufficient to maintain the balance in the reserve at an adequate level. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in the Corporation's markets, differ substantially from the assumptions used by management.

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

Derivative Financial Instruments: The Corporation enters into a variety of derivative financial instruments as part of its interest rate risk management and in its trading activities. Derivatives used in trading activities such as financial futures and options contracts are marked to market. Any changes in the market value are recognized in income at the time the changes occur. Interest rate swaps, caps, and corridors are used in the Corporation's interest rate risk management activities and are classified as hedges or matched transactions. For matched transactions, net periodic settlement amounts are recognized in income currently. For those classified as hedges, the derivative is marked to market with the gains and losses deferred and amortized as a yield adjustment over the life of the underlying assets or liabilities. Premiums paid are deferred and amortized over the life of the agreement on a straight-line basis.

Income Taxes (See Note 8): The Corporation has recorded in its consolidated balance sheets net deferred tax liabilities for the expected future tax consequences of events that have been recognized in different periods for financial statement purposes than for income tax purposes. The effect on deferred taxes of a change in rates is recognized in income in the period that includes the enactment date.

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

Consolidated Statements of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as Federal funds sold and securities purchased under resale agreements.

Earnings Per Common Share: Earnings per common share are based on the following weighted average number of shares outstanding (in thousands):

                                  1994    1993    1992
-------------------------------------------------------
Assuming no dilution.......      49,927  47,852  46,330
Assuming full dilution.....      50,084  48,020  46,520
-------------------------------------------------------

Earnings per common share assuming no dilution are based on the weighted average number of shares outstanding, net income after deducting the dividend requirement on preferred stock, and the effect, if dilutive, of stock options outstanding using the treasury stock method.

Earnings per common share assuming full dilution are computed assuming all outstanding preferred stock (see Note 11) is converted into common shares on the basis of 12.15 shares of common for each share of preferred with the elimination of dividends on the preferred stock, except in those years where the effect of such conversion is antidilutive, and, the effect of stock options outstanding using the treasury stock method.

Reclassifications: Certain reclassifications to the 1993 and 1992 amounts have been made to conform to the 1994 classifications.

NOTE 2

Cash And Due From Banks

The Federal Reserve requires the Corporation's national banking subsidiaries to maintain certain average reserve balances with the Federal Reserve or through approved correspondent banks. For the years ended December 31, 1994 and 1993, the required average reserve balances were approximately $107,264,000 and $105,630,000, respectively.

NOTE 3

Trading, Available For Sale, And Held To Maturity Securities

The amortized cost and fair value of securities were as follows (in thousands):

Available For Sale                          Gross       Gross    Estimated
                              Amortized   Unrealized  Unrealized    Fair
As of December 31, 1994:         Cost        Gains      Losses      Value
----------------------------------------------------------------------------
Debt Securities issued by
 U.S. Treasury & other
 U.S. Government
 agencies & corporations..... $  793,508      $  485  $(14,357)  $  779,636
Corporate debt securities....      3,498           3      (270)       3,231
Mortgage-backed securities...  1,230,042         320   (76,665)   1,153,697
Equity securities............     53,360       4,244      (371)      57,233
----------------------------------------------------------------------------
Totals....................... $2,080,408      $5,052  $(91,663)  $1,993,797
============================================================================
Held To Maturity
As of December 31, 1994:
----------------------------------------------------------------------------
Debt Securities issued by
 U.S. Treasury & other
 U.S. Government
 agencies & corporations.....   $     25                         $       25
Debt securities issued by
 states and political
 subdivisions................    175,305      $2,058  $ (1,844)     175,519
Corporate debt securities....     10,645          28      (267)      10,406
Mortgage-backed securities...     66,647         446    (3,072)      64,021
----------------------------------------------------------------------------
Totals....................... $  252,622      $2,532  $ (5,183)  $  249,971
============================================================================

                                                       Gross       Gross      Estimated
                                         Amortized  Unrealized  Unrealized       Fair
As of December 31, 1993:                   Cost        Gains      Losses        Value
--------------------------------------------------------------------------------------------
Debt Securities issued by
 U.S. Treasury & other
 U.S. Government
 agencies & corporations............... $  655,934     $11,696   $   (176)    $  667,454
Debt securities issued by
 states and political
 subdivisions..........................    180,129       6,288        (94)       186,323
Corporate debt securities..............     31,109         556        (28)        31,637
Mortgage-backed securities.............    857,836       7,388     (3,052)       862,172
Equity securities......................     37,775       9,311        (25)        47,061
--------------------------------------------------------------------------------------------
Totals................................. $1,762,783     $35,239   $ (3,375)    $1,794,647
============================================================================================

The amortized cost and estimated fair value of debt securities at December
31, 1994 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available For Sale                        Amortized   Estimated
                                             Cost     Fair Value
----------------------------------------------------------------------
Due in one year or less.................  $  469,854  $  467,387
Due after one year through five years...     308,794     298,208
Due after five years through ten years..       8,865       8,346
Due after ten years.....................       9,493       8,926
----------------------------------------------------------------------
Totals                                       797,006     782,867
Mortgage-backed securities..............   1,230,042   1,153,697
Equity securities.......................      53,360      57,233
----------------------------------------------------------------------
Totals..................................  $2,080,408  $1,993,797
======================================================================
Held To Maturity
----------------------------------------------------------------------
Due in one year or less.................  $   50,608  $   50,672
Due after one year through five years...      73,194      73,136
Due after five years through ten years..      39,819      39,867
Due after ten years.....................      22,354      22,275
----------------------------------------------------------------------
Totals..................................     185,975     185,950
Mortgage-backed securities..............      66,647      64,021
----------------------------------------------------------------------
Totals..................................  $  252,622  $  249,971
======================================================================

Proceeds, gross gains, and gross losses from sales of securities using the specific identification method were as follows (in thousands):

                            Available       Investment Securities
                         For Sale 1994       1993            1992
----------------------------------------------------------------------
Proceeds                    $666,185        $2,310        $43,290
======================================================================
Gross gains                 $    625        $  731        $   912
Gross losses                  (1,955)           (1)           (53)
----------------------------------------------------------------------
Net  Gains (Losses)         $ (1,330)       $  730        $   859
======================================================================

The change in net unrealized holding loss on trading securities that has been included in earnings for the year ended December 31, 1994 totaled $175,238.

There were no sales of or transfers from securities classified as held to maturity during 1994.

Interest earned on tax exempt securities was approximately $9,466,000, $10,501,000, and $12,486,000, respectively, for the years ended December 31, 1994, 1993, and 1992.

At December 31, 1994 and 1993, securities carried at $1,718,781,000 and $1,659,133,000, respectively, were pledged for various purposes. In addition, at December 31, 1994 and 1993, trading account securities totaling $551,391,000 and $337,656,000, respectively, were also pledged.

At December 31, 1994, the Corporation and its subsidiaries had available for sale securities and held to maturity securities sold under repurchase agreements totaling $1,346,436. The carrying value, approximate market value, related repurchase liability, and weighted average interest rate of the repurchase liabilities related to the securities sold under repurchase agreements (grouped by maturity of the repurchase agreement) are as follows (amounts in thousands):

                                                 Collateralized By
                                             ------------------------------
                                                                 U.S.
                                                U.S.         Government
                                              Treasury          Agency
Maturity                                    Obligations      Obligations
---------------------------------------------------------------------------
Overnight:
  Carrying amount.......................     $  224,892        $  815,533
  Market value..........................        224,892           813,107
  Repurchase liability..................        224,420           815,710
  Weighted average interest rate........           5.41%             5.34%
2 to 30 days:
  Carrying amount.......................         80,483             3,619
  Market value..........................         80,483             3,619
  Repurchase liability..................         80,675             3,609
  Weighted average interest rate........           5.94%             5.62%
31 to 90 days:
  Carrying amount.......................          1,029
  Market value..........................          1,029
  Repurchase liability..................          1,023
  Weighted average interest rate........           5.42%
Demand:
  Carrying amount.......................        209,780            11,100
  Market value..........................        209,780            11,103
  Repurchase liability..................        215,751            11,106
  Weighted average interest rate........           6.13%             5.01%
---------------------------------------------------------------------------

NOTE 4

Loans

Loans (net of unearned income) consisted of the following (in thousands):

           As of December 31,                            1994            1993
--------------------------------------------------------------------------------
Commercial, financial, and agricultural.........     $1,835,792      $1,571,400
Real estate secured:
 Commercial.....................................        899,493         779,222
 Residential....................................      1,919,558       1,520,171
 Construction...................................        323,370         244,087
Consumer........................................      2,853,948       2,170,288
Leases..........................................        341,517         275,853
---------------------------------------------------============================
Totals..........................................     $8,173,678      $6,561,021
---------------------------------------------------============================

Included in residential real estate loans are approximately $168,961,000 of mortgage loans held for sale as of December 31, 1994.

At December 31, 1994 and 1993, loans carried at approximately $546,209,000 and $301,933,000, respectively, were pledged for various purposes.

Included in loans were loans to directors, executive officers, and to their associates as follows (in thousands):

                                1994         1993
----------------------------------------------------
Balance, January 1.......     $ 7,182      $ 9,161
Additions................      47,780          110
Repayments...............        (324)      (2,089)
----------------------------------------------------
Balance, December 31.....     $54,638      $ 7,182
----------------------------------------------------

None of the above loans to directors, executive officers, and to their associates as of December 31, 1994 and 1993 were nonaccruing, were past due, or had been restructured.

Concentrations of Credit Risk: Most of the Corporation's lending activity is with customers located in the Western United States. An economic downturn in the Western United States would likely have a negative impact on the Corporation's results of operations depending on the severity of the downturn. The Corporation maintains a diversified portfolio and does not have significant on- or off-balance-sheet concentrations of credit risk in any one industry.

Lease financing consisted of the following (in thousands):

As of December 31,                                      1994        1993
---------------------------------------------------------------------------
Leveraged leases.................................    $223,774    $192,883
Nonleveraged leases..............................     115,790      82,230
Assets held for sale or lease....................       1,953         740
---------------------------------------------------------------------------
Totals                                               $341,517    $275,853
-------------------------------------------------==========================

Changes in the reserve for loan losses were as follows (in thousands):

                                                    1994             1993             1992
--------------------------------------------------------------------------------------------
Balance, January 1............................  $134,848         $127,847         $126,887
Provision charged to expense..................       825           11,684           30,277
Reserves acquired through
 acquisitions (Note 14).......................     5,274            7,182            3,514
Loans charged off, net of recoveries of
 $30,700, $28,602, and $19,567, respectively..    (7,092)         (11,865)         (32,831)
--------------------------------------------------------------------------------------------
Balance, December 31                            $133,855         $134,848         $127,847
------------------------------------------------============================================

Loans at December 31, 1994 and 1993 included $23,868,000 and $36,354,000, respectively, of loans on which interest was not being accrued. The effect on interest income of such nonperforming loans was as follows (in thousands):

For the years ended December 31,                 1994       1993       1992
------------------------------------------------------------------------------
Interest that would have been recorded
 if the loans had been current in
 accordance with their stated terms:
 Nonaccruing loans............................  $1,994     $2,333     $6,450
 Renegotiated loans...........................    NONE        111       None
Interest actually recognized:
 Nonaccruing loans............................   2,264        679      1,016
 Renegotiated loans...........................    NONE         87       None
------------------------------------------------===============================

Mortgage Banking Activities: At December 31, 1994 and 1993, the Corporation's subsidiaries were servicing 102,600 and 24,845 mortgage loans owned by investors, aggregating $8,850,711,000 and $1,862,488,000, respectively, of which $389,053,000 were subserviced as of December 31, 1994. The amount of loan principal that was delinquent on serviced loans at December 31, 1994 was approximately $217,810,000. Related trust funds were on deposit with the Corporation's subsidiary banks at December 31, 1994. In connection with its loan administration activities, the Corporation makes certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors. The advances were approximately $4,003,000 at December 31, 1994.

As discussed in Note 14, in April 1994 the Corporation acquired CrossLand Mortgage Acquisition Corp. in a purchase business combination. The acquisition created purchased mortgage servicing rights of $63,854,000. Approximately $8,663,000 of the purchased mortgage servicing rights were amortized during
    1994

NOTE 5

Premises and Equipment

Premises and equipment consisted of the following (in thousands):

As of December 31,                                    1994           1993
-----------------------------------------------------------------------------
Land..........................................     $  30,554      $  25,790
Buildings and improvements....................       130,992        117,331
Equipment.....................................       191,203        160,062
Leasehold improvements........................        14,116         12,283
Construction in progress......................        13,348          2,051
-----------------------------------------------------------------------------
Totals                                               380,213        317,517
Accumulated depreciation and amortization.....      (191,795)      (171,799)
-----------------------------------------------------------------------------
Net                                                $ 188,418      $ 145,718
---------------------------------------------------==========================

The executive offices of the Corporation are located in an owned facility in Salt Lake City, Utah. In addition, other office buildings are owned in Salt Lake City, Utah, Boise, Idaho, and Albuquerque, New Mexico.

At December 31, 1994, a total of 168 bank offices are in owned buildings, with the remaining 93 bank offices located in facilities leased under operating leases with terms ranging from 1 to 31 years and renewal options ranging from 1 to 30 years. Offices of the nonbank subsidiaries are almost all located in owned quarters.

At December 31, 1994, future minimum lease payments by year related to operating leases for premises and equipment were as follows (in thousands):

1995..................................     $12,635
1996..................................      10,419
1997..................................       6,898
1998..................................       5,386
1999..................................       4,933
Thereafter............................      15,928
----------------------------------------------------
Total.................................     $56,199
-------------------------------------------=========

Total rent expense under all operating leases for 1994, 1993, and 1992 approximated $15,254,000, $11,836,000, and $12,075,000, respectively.

NOTE 6

Deposits

Deposits consisted of the following (in thousands):

As of December 31,                                           1994           1993
-------------------------------------------------------------------------------------
Noninterest-bearing demand deposit accounts..........     $1,719,388     $1,697,687
Savings and NOW accounts.............................      2,375,909      2,373,265
Money market accounts................................      1,152,960      1,103,855
Time certificates of deposit less than $100,000......      2,251,706      1,946,054
Time certificates of deposit of $100,000 or more.....        553,381        382,846
-------------------------------------------------------------------------------------
Totals...............................................     $8,053,344     $7,503,707
----------------------------------------------------------===========================

NOTE 7

Lines of Credit

The Corporation had $100,000,000 in lines of credit at December 31, 1994 and 1993, respectively. At December 31, 1994, $60,000,000 of the lines expire at various dates through 1995, $30,000,000 expire in 1996, and $10,000,000 have no set expiration date. The lines were unsecured and bore interest generally at various calculated rates or at the prime rates of the lending institutions. There were no borrowings under the lines of credit during 1994 or 1993.


NOTE 8

Income Taxes

Accrued income taxes consisted of the following (in thousands):

As of December 31,           1994        1993
-------------------------------------------------
Current...................  $   688     $ 2,778
Deferred..................   81,022      83,059
-------------------------------------------------
Totals....................  $81,710     $85,837
----------------------------=====================

The income tax provisions consisted of the following components (in thousands):

                    1994        1993        1992
----------------------------------------------------
Current:
 Federal.......... $48,555     $46,525     $30,389
 State............   5,478       5,570       4,119
----------------------------------------------------
Subtotals.........  54,033      52,095      34,508
----------------------------------------------------
Deferred:
 Federal..........  23,280       4,774      14,376
 State............   3,730       2,342       1,025
----------------------------------------------------
Subtotals.........  27,010       7,116      15,401
----------------------------------------------------
Totals............ $81,043     $59,211     $49,909

-------------------=================================

The tax provisions were at effective rates as follows:

                                                  1994      1993      1992
-----------------------------------------------------------------------------
U.S. Federal income tax rate..................    35.0%     35.0%     34.0%
Change in rate resulting from:
 Tax-exempt state and municipal
  bond income.................................    (1.8)     (2.2)     (2.9)
 Investment tax credit amortization
  on leases...................................                         (.4)
 State income taxes, net of U.S. Federal
  income tax benefit..........................     2.5       3.0       2.6
 Miscellaneous items..........................      .9      (1.6)      (.1)
-----------------------------------------------------------------------------
Effective Tax Rates...........................    36.6%     34.2%     33.2%
------------------------------------------------=============================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

As of December 31,                                          1994         1993
--------------------------------------------------------------------------------
Assets:
 Loan loss reserve...................................     $ 48,286     $ 49,809
 Other real estate...................................        1,832        5,091
 Other reserves......................................          803        2,760
 Deferred loan fees..................................                     1,918
 Deferred income.....................................        5,607        1,298
 Nonaccrual interest.................................          318          799
 Other postretirement benefits.......................          585          400
 Safe harbor leases..................................          450          553
 Fair value adjustments in investment securities
  available for sale.................................       32,270
 Operating loss carryforward.........................                       132
 Energy credit carryforward..........................                       503
 Other...............................................          105          722
--------------------------------------------------------------------------------
Total Deferred Tax Assets............................       90,256       63,985
--------------------------------------------------------------------------------
Liabilities:
 Leasing operations..................................      157,032      138,158
 Depreciation........................................        5,972        4,873
 Core deposit intangibles............................        1,791
 Pension plan contributions..........................          118        1,529
 FHLB stock dividends................................        3,163        1,994
 Deferred loan fees..................................        2,357
 Other...............................................          845          490
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities.......................      171,278      147,044
--------------------------------------------------------------------------------
Net Deferred Tax Liability...........................     $ 81,022     $ 83,059
----------------------------------------------------------======================

During 1993, the Omnibus Budget Reconciliation Act of 1994 increased the Federal corporate income tax rate to 35%. The total provision for 1993 includes $1,552,000 related to the effect of the tax rate increase on net deferred tax liabilities at December 31, 1993.

NOTE 9

Long-Term Debt

The details of long-term debt, including related short-term maturities, were as follows (in thousands):

As of December 31,                                           1994          1993
-----------------------------------------------------------------------------------
Parent company:
 Floating rate notes due 1999.......................      $   7,475      $  7,910
 Medium-term notes due 1996-2003....................         50,000        31,250
 7.50% notes due 2002...............................         75,000        75,000
 Senior notes due 1999..............................        100,000
Subsidiaries:
 Bank...............................................        602,170       137,221
 Nonbank............................................          1,775         1,155
-----------------------------------------------------------------------------------
Totals..............................................        836,420       252,536
Less current maturities included in other
 short-term borrowings..............................       (150,994)      (27,700)
-----------------------------------------------------------------------------------
Long-term Portion...................................      $ 685,426      $224,836
----------------------------------------------------------=========================

Floating Rate Notes Due 1999: The interest rate of these notes is the higher of 1.25% above the defined U.S. Treasury Bill rate or a rate as determined by the Corporation. Interest rates during the three years ended December 31, 1994 have ranged from 4.2% to 6.7% and at December 31, 1994 was 5.8%. The notes are redeemable at the option of the holder at par on any March l or September l and are subject to redemption at any time by the Corporation at par.

Medium-Term Notes Due 1996-2003: Senior medium-term notes of $50,000,000 are unsecured and bear interest at fixed rates ranging from 6.08% to 9.07% with a weighted average coupon of 7.28%. The notes mature from 1996 to 2003 with interest payable semi-annually at the stated rate on February 19 and August 19 of each year. Terms of the notes restrict, among other things, the ability of the Corporation to reduce its ownership in any of its major constituent banks.

7.50% Notes Due 2002: Subordinated notes of $75,000,000 are unsecured, with interest payable semi-annually at the stated rate on February 15 and August 15 of each year. The notes are payable at maturity in September 2002 and are not subject to prepayment.

Senior Notes Due 1999: During 1994, the Corporation filed a $300,000,000 debt shelf registration statement and issued $100,000,000 of senior notes under the shelf registration statement with interest and principal payable semi-annually on April 15 and October 15 through 1999. The notes are unsecured and bear interest at a fixed rate of 7.875%.

Subsidiaries: Long-term debt of the subsidiaries consisted of approximately $306,250,000 of advances from the Federal Home Loan Bank which are collateralized primarily by mortgage loans, bear interest at rates generally ranging from 3.00% to 6.16%, and are payable principally through April 2000. During 1994, subsidiary banks issued $294,250,000 of bank notes with interest rates of 6.88% to 8.01%, and are payable principally through October 1997. The remaining $3,445,000 relates to miscellaneous notes payable at various rates and maturities.

Scheduled maturities of long-term debt by year were as follows as of December 31, 1994 (in thousands):

                     Parent
                    Company      Consolidated
-----------------------------------------------
1995...............                  $150,994
1996............... $ 17,250          166,461
1997...............                   193,981
1998...............    4,000            4,055
1999...............  112,475          112,657
Thereafter.........   98,750          208,272
-----------------------------------------------
Totals............. $232,475         $836,420
--------------------===========================

NOTE 10

Commitments, Contingent Liabilities, And Financial Instruments With Off-Balance
  Sheet Risk

At December 31, 1994 and 1993, the Corporation and its subsidiaries were involved in various claims and litigation occurring in the ordinary course of business. In the opinion of management or of management and its legal counsel, potential liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of the Corporation and its subsidiaries.

The Corporation and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, commitments to sell loans and leases, interest rate swaps, caps, corridors, futures contracts, and options contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Loan Commitments and Letters of Credit: At December 31, 1994 and 1993, such commitments include the following (in thousands):

                                                          1994           1993
--------------------------------------------------------------------------------
Standby letters of credit.........................     $  202,694     $  226,520
Undisbursed construction loans....................        262,614        184,123
Credit card lines.................................        769,275        617,957
Other loan commitments to customers...............      1,994,586      1,541,420
Commitments to sell mortgage loans and leases.....        191,672         12,390
--------------------------------------------------------------------------------

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Derivative Trading Activities: The Corporation uses financial futures and option contracts in its proprietary trading activities which include trading for profit. The overall trading strategies of the Corporation not only include futures and options but also include cash market securities. The Corporation's futures and options had net gains of $6,481,000 for the year ended December 31, 1994. For the year ended December 31, 1994, total income including gains and interest from the Corporation's overall trading activities was $31,559,000. All trading activities including futures and options contracts are subject to the Corporation's policies and loss limit controls. Market risk arises from changes in interest rates.

Financial futures contracts represent commitments to purchase (asset) or sell (liability) securities or money market instruments at a future date and at a specified price. Futures contracts are traded on organized exchanges (exchange traded) and are exchange guaranteed, therefore, minimizing the Corporation's credit risk. The net change in the futures contract value is settled daily in cash with the exchanges. Net gains or losses resulting from the Corporation's daily settlements are included with trading account securities gains (losses) in the consolidated statements of income.

Options contracts grant the buyer the right, but not the obligation, to purchase or sell at a specified price, a stated number of units of an underlying financial instrument, at a future date. Options contracts are exchange traded. The price of an option contract is equal to the premium paid by the purchaser and is significantly less than the contract or notional amount. Option contracts are marked to market monthly with net gains or losses recognized currently in trading account securities gains (losses) in the consolidated statements of income. Cash is exchanged with the counterparties on the option contracts' settlement date.

Financial futures contracts and option contracts as of December 31, 1994 were as follows (in thousands):

                                        Contract                        Average                     Assessed Dollar
                                         Amount        Fair Value      Fair Value        Net         Value of Risk
                                         At Year         At Year         for the        Gains       At Year End (3)
                                         End (1)         End (2)        Year (2)       (Losses)       (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Assets (Long Position):
  Financial futures contracts          $6,248,000           $  13            $ (7)     $(2,613)                 $54
  Options contracts                       351,000             221             105          221                   20
---------------------------------------------------------------------------------------------------------------------
Total Assets                           $6,599,000           $ 234            $ 98      $(2,392)                 $74
---------------------------------------==============================================================================
Liabilities (Short Position):
  Financial futures contracts          $4,922,000           $ (81)           $ 22      $ 7,896                  $54
  Options contracts                     3,686,000            (588)            150          977                    3
---------------------------------------------------------------------------------------------------------------------
Total Liabilities                      $8,608,000           $(669)           $172      $ 8,873                  $57
---------------------------------------==============================================================================

     (1)Contract (notional) amounts of futures and options contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Corporation's exposure through its use of futures and options contracts. The amounts exchanged are determined by reference to the notional amounts and the other terms of the futures and options contracts.

     (2)The fair value of futures and options contracts generally reflects the estimated amounts that the Corporation would receive or (pay) to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts.

     (3)The assessed dollar value of risk at year end represents the estimated amount of change in fair value of futures and options contracts with a change in interest rates of one basis point. An increase in interest rates generally results in a loss in the long position and a gain in the short position. A decrease in interest rates generally results in a gain in the long position and a loss in the short position.

Interest Rate Risk Management Activities: The Corporation uses off-balance-sheet derivative instruments to manage volatility of net interest income. Net interest income is generated from the Corporation's investment of interest and noninterest bearing funding into loans, securities, and other assets. Interest rate swaps, caps, and corridors serve as tools in the management of interest rate risk.

The Asset/Liability Management Committees (ALCOs) within the Corporation have established policies and procedures which govern the use of off-balance-sheet derivative instruments. Credit approval of counterparties, pre-approval of all transactions and regular monitoring of these positions by the ALCOs assure prudent use of these instruments to manage interest rate risk. The Corporation does not act as a dealer in off-balance-sheet derivative transactions, but as an end-user. As such, the market risk arising from the use of derivatives comes primarily from uncertainty regarding the Corporation's future balance sheet and yield/cost structures as economic conditions and customer preferences change. The structure of interest rates may respond in unexpected ways to economic news. These uncertainties require ongoing monitoring and adjustment of risk positions. Off-balance-sheet derivatives also carry credit exposure to counterparties. The notional amount in a particular contract is not at-risk from a credit standpoint, rather it is simply the negotiated amount upon which interest payments are based. Credit risk arises from the potential inability of a counterparty to meet the interest payment obligations on its transactions. The Corporation settles in cash with its counterparties on a quarterly basis on dates specified in each contract.

The off-balance-sheet derivative instruments in place on December 31, 1994 fall into five categories:

Receive Fixed Interest Rate Swaps have been entered into to convert the repricing characteristics of floating rate assets to less volatile fixed rates. These structures allow the organization to add a dual stream of cash flows in which the interest income received is at a fixed rate and the associated expense varies with the level of short-term interest rates. The floating side of the transaction is tied to the level of three-month LIBOR at the beginning or end of each settlement period. $400 million notional amount of these swaps were added during 1994.

Pay Fixed Interest Rate Swaps provide a mechanism to synthetically lengthen the repricing characteristics of liabilities to effect a more stable level of interest expense. No activity occurred in this category during 1994.

Interest Rate Corridors (LIBOR/LIBOR) are structured to provide a limited amount of protection against increases in short-term funding rates. The Corporation added $300 million of these in 1994, through the purchase of interest rate caps at 4.94%, selling the protection that exceeded the LIBOR forward rate curve (final LIBOR cap sold at 7.19%, average level over the term of 6.34%).

Prime/LIBOR Basis Transactions lock in the spread between prime-based assets and short-term funding costs, thereby stabilizing the net interest income realized on the assets. Two structures are in place:

     Interest Rate Corridors (Prime/LIBOR) effectively lock in a fixed spread on prime-based assets. The Corporation has purchased a cap on three-month LIBOR at 3.50%, and sold a cap on Prime at 6.00%. Whenever both rates are above the cap strike levels, as they were at the end of 1994, the Corporation realizes a fixed spread of 250 basis points on the notional amount. No new transactions were added in 1994.

     In Prime/LIBOR Interest Rate Swaps, the Corporation pays the prime rate less a fixed spread and receives three-month LIBOR up to 5.00% through June 1995 and 6.00% through June 1996. The behavior of this structure was expected to stabilize the spread between the yield on prime based assets and the cost of non-specific maturity transactional deposits. No activity occurred in this category in 1994.

Customer Transactions (principally pay fixed swaps) are negotiated to protect the spread on certain large-dollar loans to the Corporation's customers. Any benefit or cost arising from these transactions is offset by a corresponding cost or benefit, respectively, in an on-balance-sheet loan. These transactions are negotiated on a fairly regular basis in the course of business.

All of the transactions described above have fixed maturity dates and absolute notional amounts.

The following table summarizes the terms and unrealized gains and losses of derivative products by category as of December 31, 1994. The fixed rate or fixed spread to a floating index has been specified for each group within the category, where applicable. Where three-month LIBOR is used as the index for one side of the swap, it may be expected to rise and fall as other short-term market rates rise and fall in response to economic and monetary conditions. The floating rate in effect on each contract depends on the level of LIBOR on the contract's last reset date. At December 31, 1994, three-month LIBOR was 6.50%, and the prime rate was 8.50%.

Derivative interest rate management activities as of December 31, 1994 are as follows (in millions):

                                                              Maturities               Estimated
                                                  ------------------------------      Fair Value
Type and Notional Amount                           1995         1996       1997      At Year End
--------------------------------------------------------------------------------------------------
Receive Fixed Swaps (Pay 3-month LIBOR):
 $100.0 (fixed 4.06%)........................     Mar/Apr                              $ (0.8)
 $300.0 (fixed 4.86%)........................                 Feb/Mar                   (12.8)
 $100.0 (fixed 5.75%)........................                 Apr/May                    (2.5)
 $300.0 (fixed 4.83%)........................                             January       (20.7)
Pay Fixed Swaps (Receive 3-month LIBOR):
 $100.0 (fixed 6.46%)........................     Mar/Apr                                (0.1)
Interest Rate Corridors (LIBOR/LIBOR):
 $300.0......................................                 August                      7.6
 (Unamortized premium paid)..................                                            (4.4)
Interest Rate Corridors (Prime/LIBOR):
 $200.0......................................     Feb/Mar                                (0.1)
 (Unamortized premium paid)..................                                            (0.1)
Pay Prime Swaps (Receive 3-month LIBOR):
 $100.0 (prime less 2.62%)...................     June                                   (0.7)
 $110.0 (prime less 2.57%)...................                  June                      (2.8)
Customer Transaction Hedges:
 $109.1......................................     Various maturities through 2004         3.8
--------------------------------------------------------------------------------------------------
Total Positions - $1,719.1...................                                          $(33.6)
---------------------------------------------------------------------------------------===========

NOTE 11

Preferred And Common Stock

A summary of the changes in shares during the three years ended December 31, 1994 follows (in thousands):

                                                                                            Preferred Stock-
                                                                 Common Stock -                Series "A"
                                                                 Par Value $1.25            $3.15 Cumulative
                                                           -------------------------------     Convertible
                                                            Issued       Held In Treasury         No Par
--------------------------------------------------------------------------------------------------------------
Balance, January 1, 1992...............................     44,894             957                  16
Sale of common stock through dividend reinvestment
 and stock purchase plan...............................         55
Purchase of treasury stock.............................                        254
Conversion of preferred stock to common................         15                                  (1)
Common stock issued for acquisitions (Note 14).........      1,199
Sale of treasury stock to employee benefit plans.......                       (690)
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992.............................     46,163             521                  15
Sale of common stock through dividend reinvestment
 and stock purchase plan...............................         66
Purchase of treasury stock.............................                         76
Conversion of preferred stock to common................         19                                  (2)
Common stock issued for acquisitions (Note 14).........      2,255
Sale of treasury stock to employee benefit plans.......        234            (247)
Other..................................................         50
Balance, December 31, 1993.............................     48,787             350                  13
Sale of common stock through dividend reinvestment
 and stock purchase plan...............................         77
Purchase of treasury stock.............................                        683
Conversion of preferred stock to common................         17                                  (1)
Common stock issued for acquisitions (Note 14).........        842            (480)
Sale of treasury stock to employee benefit plans.......        234            (191)
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994.............................     49,957             362                  12
----------------------------------------------------------====================================================
Shares Authorized, December 31, 1994...................    150,000                                  18
----------------------------------------------------------====================================================
Shares Authorized, December 31, 1993...................    150,000                                  18
----------------------------------------------------------====================================================

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

A dividend reinvestment and common stock purchase plan for 1,000,000 shares was established in 1978 to provide common shareholders a means of investing cash dividends together with optional cash payments. Through December 31, 1994, a total of 724,343 shares were issued pursuant to the Plan.

Conversion of all preferred stock outstanding at December 31, 1994 would require 145,521 shares of common stock.

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

NOTE 12

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

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1994 and 1993 (in thousands):

                                                                   1994          1993
----------------------------------------------------------------------------------------
Actuarially computed present value of benefit obligations:
 accumulated benefit obligation, including vested
 benefits of $65,041 and $60,709 at December 31, 1994
 and 1993, respectively.......................................   $ 66,204      $ 62,823
-----------------------------------------------------------------========================
Plan assets at fair value, primarily common stocks and U.S.
 Government debt securities...................................   $ 66,834      $ 65,742
Actuarially computed present value of benefit obligations:
 projected benefit obligation for service rendered to date....    (84,568)      (86,965)
Unrecognized prior service cost...............................     10,940        13,433
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions...........     13,409        14,964
Unrecognized net assets at January 1, 1986 being
 recognized over 15 years.....................................     (3,230)       (3,702)
-----------------------------------------------------------------------------------------
Prepaid Pension Cost Included In Other Assets.................   $  3,385      $  3,472
-----------------------------------------------------------------========================

   Assumptions used in determining the projected benefit obligations as of December 31, 1994 and 1993 were:

                                                                    1994          1993
-----------------------------------------------------------------------------------------
Discount rate.................................................      8.75%         7.50%
Rate of increase in compensation levels.......................      6.00          6.00
-----------------------------------------------------------------------------------------

The net pension expense included the following components (in thousands):

                                                              1994         1993         1992
-----------------------------------------------------------------------------------------------
Service cost for benefits earned during the period.....     $ 4,757      $ 4,290      $ 3,676
Interest cost on projected benefit obligation..........       6,814        5,986        5,236
Actual loss (return) on plan assets....................       1,585         (982)      (3,496)
Net amortization and deferral..........................      (6,869)      (4,801)      (3,121)
------------------------------------------------------------------------------------------------
Net Pension Expense....................................     $ 6,287      $ 4,493      $ 2,295
------------------------------------------------------------====================================

Assumptions used in determining the net pension expense were:

                                                     1994      1993       1992
---------------------------------------------------------------------------------
Discount rate..................................      7.50%     8.00%      8.50%
Rate of increase in compensation levels........      6.00      6.00       6.50
Expected long-term rate of return on assets....      9.75      9.75      10.50
---------------------------------------------------------------------------------

401(k) Savings Plans: The Corporation and its subsidiaries have several section 401(k) contributory savings plans (the Savings Plans) in which participation is limited to employees age 21 or older with one year of service. Under provisions of the Savings Plans, participants may contribute up to 17% of their pre-tax base salary subject to the "excess contribution" limitations imposed by the tax law. An additional amount, equal to 50% of the first 6% of the participants' compensation contributed, is contributed by the employer. Employer contributions to the Savings Plans were approximately $3,116,000, $2,461,000, and $1,958,000 in 1994, 1993, and 1992, respectively.

Comprehensive Management Incentive Plan: The Corporation and its subsidiaries adopted a Comprehensive Management Incentive Plan (the Management Plan) which amends, supersedes, and incorporates the Corporation's previous Restricted Stock Bonus Plan and its Nonstatutory Stock Option and Stock Appreciation Rights Plan. The Management Plan provides for the issuance of up to a total of 6,437,500 shares of the Corporation's common stock for all incentive awards under the Management Plan which may consist of restricted awards of common stock, nonstatutory stock options, stock appreciation rights, and incentive stock options. However, only 787,500 shares of the Corporation's common stock may be issued for restricted awards and performance awards as defined by the Management Plan.

Nonstatutory stock options outstanding generally become exercisable in 25% annual increments on each January 15, beginning with the first January 15 following the grant date, and expire after 10 years. Certain nonstatutory stock options issued to management are exercisable at six months following the grant date and expire after 10 years. A summary of these options follows:

1994                                  SHARES       PRICE RANGE PER SHARE
--------------------------------------------------------------------------
Granted........................       361,016       $ 24.75  - $ 30.50
Canceled.......................        55,069          8.89  -   25.75
Exercised......................       232,547          8.89  -   25.75
Outstanding at December 31.....     2,617,740          8.89  -   25.75
Exercisable at December 31.....     1,567,510          8.89  -   25.75

    1993
--------------------------------------------------------------------------
Granted........................       402,176         24.63
Canceled.......................          None
Exercised......................       361,764          8.89  -   25.75
Outstanding at December 31.....     2,544,340          8.89  -   25.75
Exercisable at December 31.....     1,600,969          8.89  -   25.75

    1992
--------------------------------------------------------------------------
Granted........................       282,112         25.75
Canceled.......................          None
Exercised......................       463,576          8.89  -   14.00
Outstanding at December 31.....     2,503,928          8.89  -   25.75
Exercisable at December 31.....     2,008,287          8.89  -   14.00
--------------------------------------------------------------------------

Employee Stock Purchase Plan: During 1994, the Corporation and its subsidiaries adopted an Employee Stock Purchase Plan which allows eligible employees to purchase the Corporation's common stock at fair market value through payroll deductions without incurring brokers' fees or commissions. Under this plan, no shares of stock were issued to employees in 1994.

Other: Certain employees of a merged subsidiary have options to purchase 1,116 shares of the Corporation's common stock under an incentive plan at prices ranging from $4.39 to $6.27 at December 31, 1994, which expire from 1997 to 1999. During the year ended December 31, 1993, 637 shares were purchased under the plan at $6.27 per share. No shares were purchased in 1994.

Postretirement Benefits: The Company provides certain health care, dental, and life benefits for substantially all of its retired employees. Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits as claims were incurred.

SFAS 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize this obligation of approximately $5,600,000 over a period of twenty years. The Company's cash flows are not affected by this Statement.

The plan's accumulated postretirement benefit obligation and reconciliation to the balance sheets at December 31, 1994 and 1993 is presented below (in thousands):

                                           1994         1993
---------------------------------------------------------------
Retirees...............................  $ 4,293      $ 4,846
Fully eligible plan participants.......      489          566
Other active plan participants.........    2,357        2,516
---------------------------------------------------------------
Accumulated postretirement
 benefit obligation....................    7,139        7,928
Unrecognized net transition
 obligation............................   (5,119)      (5,395)
Unrecognized net loss..................     (448)      (1,815)
----------------------------------------------------------------
Accrued Postretirement Benefit
 Liability.............................  $ 1,572      $   718
-----------------------------------------=======================

The Corporation has not funded any part of the accumulated postretirement benefit obligation.

Net postretirement benefit cost for 1994 and 1993 consisted of the following components (in thousands):

                                           1994         1993
----------------------------------------------------------------
Service cost - benefits earned
 during the year.......................  $   250      $   180
Interest cost on accumulated
 postretirement benefit obligation.....      560          481
Amortization of transition
 obligation............................      350          173
----------------------------------------------------------------
Totals.................................  $ 1,160      $   834
-----------------------------------------=======================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1994 was 11% for 1994 decreasing each successive year until it reaches 5.5% in 2005, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $0.6 million and net postretirement benefit cost by $0.1 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.75% and 7.5% at December 31, 1994 and 1993, respectively.

Postemployment Benefits: On January 1, 1994, the Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires an accrual of benefits to be provided for former or inactive employees after employment but before retirement, such as salary continuation, severance pay, or health care benefits. The impact of SFAS No. 112 on the Corporation and its subsidiaries was not material in relation to the consolidated financial statements.

NOTE 13

Restrictions On The Transfer Of Funds

National and state banking and insurance regulations impose restrictions on the ability of the Corporation's banking and insurance subsidiaries to transfer funds to the Corporation in the form of loans or dividends. At December 31, 1994 and 1993, the Corporation's equity in all of its subsidiaries was $932,738,000 and $741,185,000, respectively, of which $611,928,000 and $592,775,000 were restricted and $320,810,000 and $148,410,000 were unrestricted by such regulations.

NOTE 14

Mergers And Acquisitions

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

On April 1, 1992, the Corporation acquired the Bank of Willamette Valley (BWV), a one-branch bank located in Dallas, Oregon, with assets and liabilities of approximately $27,319,000 and $24,515,000, respectively, for approximately $5,481,000 in cash. The acquisition was accounted for using the purchase method of accounting. The results of operations of BWV were not material and have been included in the 1993 consolidated financial statements from the date of acquisition.

On November 19, 1993, the Corporation issued approximately 7,346,000 shares of its common stock in exchange for all of the outstanding common stock of First National Financial Corporation and its subsidiary, First National Bank in Albuquerque (collectively FNFC), a 26-branch banking operation located in Albuquerque, New Mexico. At the date of merger, assets and liabilities of FNFC were approximately $1,242,880,000 and $1,155,094,000, respectively. Total interest income, net interest income, and net income of FNFC from January 1, 1993 to the date of merger were approximately $77,058,000, $50,066,000, and $3,851,000, respectively. The merger with FNFC was accounted for as a pooling of interests and, accordingly, during 1993 the Corporation's consolidated financial statements for 1993 and 1992 were restated as if the Corporation and FNFC had been combined for those years.

During 1993, the Corporation also acquired Dixie State Bank (St. George, Utah), Benton County Bank (Corvallis, Oregon), Nevada Community Bank and Continental Bancorporation (Las Vegas, Nevada), and State Bank of Green River (Green River, Wyoming) in separate pooling of interests mergers by issuing a total of 2,255,000 shares of its common stock. The combined assets and liabilities of these entities at the time of the mergers totaled $404,062,000 and $376,344,000, respectively. Because such amounts were not significant to the Corporation and its subsidiaries, the results of operations of these entities have been included in the consolidated financial statements of the Corporation from the date of merger forward and prior periods' consolidated financial statements have not been restated. During 1993, the Corporation acquired assets of $18,996,000 and assumed liabilities of $18,579,000 of certain branch operations from various financial institutions for $417,000 in cash.

On May 20, 1994, the Corporation issued approximately 842,066 shares of its common stock in exchange for all of the outstanding common stock of Community First Bank (CFB). The assets and liabilities of CFB at the date of merger were approximately $75,242,000 and $63,694,000, respectively. The acquisition was accounted for as a pooling of interests. However, because such amounts were not significant to the Corporation and its subsidiaries, the results of operations of CFB have been included in the consolidated financial statements of the Corporation from the date of merger forward and prior periods' consolidated financial statements have not been restated.

During 1994, the Corporation acquired two branches of Equality State Bank (Evanston and Lyman, Wyoming), CrossLand Mortgage Acquisition Corp. (Salt Lake City, Utah), American BanCorporation (Boise, Idaho), and Star Valley State Bank (Afton, Wyoming) with total assets and liabilities of approximately $508,861,000 and $356,691,000, respectively, for approximately $152,170,000 of which approximately $137,291,000 was paid in cash and approximately $14,880,000 was paid through the issuance of 479,995 shares of the Corporation's common stock held in treasury. The acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired institutions have been included in the 1994 consolidated financial statements from the dates of acquisition. The acquisitions created intangible assets for the Corporation of approximately $63,850,000 in mortgage servicing rights and approximately $105,873,000 in goodwill (principally from the CrossLand Mortgage acquisition, see Note 4). Pro forma results of operations for 1994 and 1993 as if the companies had combined at the beginning of the periods are not presented because the effect was not material.

NOTE 15

Effect Of Recently Issued Financial Accounting Standards

In May 1994, the Financial Accounting Standards Board issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", issued in October 1994. SFAS Nos. 114 and 118 require that an impaired loan be valued based on the present value of expected future cash flows or fair value of the collateral if the loan is collateral dependent. SFAS Nos. 114 and 118 are effective for fiscal years beginning January 1, 1995. The impact of SFAS Nos. 114 and 118 on the Corporation and its subsidiaries is not expected to be material in relation to the consolidated financial statements.

NOTE 16

Capital Requirements

Bank holding companies are currently subject to certain risk-based capital calculation guidelines. The guidelines require an institution to maintain "Tier 1" capital, intended to be composed of tangible equity, at a minimum of 4.0% of total assets as adjusted for risk characteristics. Tangible equity is generally defined as the total of common and preferred equity reduced by goodwill, deposit-based intangibles, and purchased loan servicing rights, subject to some limitations. Risk-adjusted assets reflect the sum of all asset categories and types, each weighted from 0% to 100% depending upon relative credit risk, plus off-balance-sheet commitments and obligations, also weighted from 0% to 100% to reflect relative credit risk.

Total "Tier 1" capital plus additional "Tier 2" components (primarily reserves for loan losses and qualifying subordinated debt) must be at a minimum of 8.0% of risk-adjusted assets. The "leverage ratio" ("Tier 1" capital to non-risk-adjusted assets) must be equal to or greater than 3.0%, depending on each institution's particular regulatory rating. Beginning on December 31, 1993, the leverage ratio was increased by 100 to 200 basis points for all but the highest rated banks.

At December 31, 1994, the Corporation and its subsidiaries' risk-adjusted "Tier 1" capital ratio was 9.84%, the total risk-adjusted "Tier 1 plus Tier 2" ratio was 11.98%, and the leverage ratio was 6.88%. At December 31, 1993, the "Tier 1" ratio was 11.82%, the "Tier 1 plus Tier 2" ratio was 14.15%, and the leverage ratio was 8.08%.

NOTE 17

Estimated Fair Value Of Financial Instruments

The estimated fair value of a financial instrument is the amount at which instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and short-term investments, the carrying amount is considered a reasonable estimate of fair value. For securities, the quoted market price is used to estimate fair value. Trading account securities are marked to market, therefore the carrying amount is considered a reasonable estimate of fair value. The carrying amount of deposits with no stated maturity, such as demand deposits, money markets accounts, and savings accounts, is considered a reasonable estimate of fair value. The carrying amounts of securities sold under repurchase agreements and short-term borrowings are considered a reasonable estimate of fair value. The fair value of the remainder of on-balance-sheet instruments, such as loans, certificates of deposit, and short-term borrowings, is estimated by using a discounted cash flow approach. The Corporation employs a modeling tool which discounts estimated future cash flows through the projected maturity using market discount rates that approximately reflect the credit risk, operating cost, and interest rate risk potentially inherent in the instrument.

The estimated fair value of the Corporation's financial futures and options used in trading activities is obtained from market quotes. The estimated fair value of interest rate swaps, caps, and corridors are obtained from market quotes representing the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates. The estimated fair value of commitments to extend credit and letters of credit are estimated using the maximum fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the present creditworthiness of the counter-parties, and the difference between current levels of interest rates and the committed rates.

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

A summary of the estimated fair values for the Corporation was as follows (in thousands):

                                                                   1994                             1993
---------------------------------------------------------------------------------------------------------------------
                                                         Carrying        Estimated        Carrying        Estimated
As of December 31,                                        Amount         Fair Value        Amount        Fair Value
---------------------------------------------------------------------------------------------------------------------
Financial Assets:
Cash and short-term investments....................... $   723,489      $   723,489      $1,071,492      $1,071,492
Trading account securities............................     553,826          553,826         607,854         607,854
Securities available for sale.........................   1,993,797        1,993,797
Securities held to maturity...........................     252,622          249,971       1,762,783       1,794,647
Net loans (excluding leases)..........................   7,705,415        7,644,006       6,159,972       6,291,435
---------------------------------------------------------------------------------------------------------------------
Total Financial Assets................................ $11,229,149      $11,165,089      $9,602,101      $9,765,428
-------------------------------------------------------==============================================================
Financial Liabilities:
Total deposits, excluding certificates................ $ 5,248,257      $ 5,248,257      $5,174,807      $5,174,807
Certificates of deposit...............................   2,805,087        2,784,367       2,328,900       2,347,473
Short-term borrowings.................................     478,762          478,762         298,336         296,434
Securities sold under
  repurchase agreements...............................   1,866,377        1,866,377       1,188,569       1,188,569
Long-term debt........................................     685,426          541,185         224,836         207,339
---------------------------------------------------------------------------------------------------------------------
Total Financial Liabilities........................... $11,083,909      $10,918,948      $9,215,448      $9,214,622
-------------------------------------------------------==============================================================
Off-balance Sheet Financial Instruments:
Financial futures and options:
  trading activities.................................. $      (435)     $      (435)     $       33      $       33
Interest rate swaps, caps, and corridors:
  interest rate risk management.......................       4,494          (33,602)             96          (2,994)
Letters of credit and other
  commitments to extend credit........................                      (13,209)                        (11,512)
---------------------------------------------------------------------------------------------------------------------
Total Off-balance-Sheet Financial Instruments......... $     4,059      $   (47,246)     $      129      $  (14,473)
-------------------------------------------------------==============================================================

NOTE 18

Condensed Financial Information Of Parent Company Only

CONDENSED BALANCE SHEETS:
December 31, 1994 and 1993 (in thousands)                            1994          1993
-------------------------------------------------------------------------------------------
Assets:
Cash on deposit and repurchase agreement
  with subsidiary bank.........................................  $   32,103      $ 41,026
Commercial loans receivable from subsidiaries:
  Banks........................................................     128,700       108,038
  Nonbanks.....................................................      37,139        60,879
Investments in subsidiaries:
  Banks........................................................     869,651       685,029
  Nonbanks.....................................................      63,087        56,156
Other assets...................................................       2,246         2,008
-------------------------------------------------------------------------------------------
Total Assets...................................................  $1,132,926      $953,136
-----------------------------------------------------------------==========================
Liabilities and Stockholders' Equity:
Accrued interest, accounts payable to  subsidiary, and
  dividends payable............................................  $    5,302      $  3,245
Short-term borrowings..........................................       5,675        10,000
Long-term debt.................................................     232,475       104,160
-------------------------------------------------------------------------------------------
Total Liabilities..............................................     243,452       117,405
-------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock -- Series "A", $3.15 cumulative convertible....         629           703
-------------------------------------------------------------------------------------------
Common stock (49,957 and 48,787 shares issued, respectively)...      62,446        60,983
Paid-in surplus................................................     142,928       122,549
Retained earnings..............................................     746,454       657,446
Net unrealized loss on investment securities available
  for sale of subsidiaries (net of taxes)......................     (54,341)
-------------------------------------------------------------------------------------------
Subtotal.......................................................     897,487       840,978
Less common treasury stock, at cost............................      (8,642)       (5,950)
-------------------------------------------------------------------------------------------
Total Common Stockholders' Equity..............................     888,845       835,028
-------------------------------------------------------------------------------------------
Total Stockholders' Equity.....................................     889,474       835,731
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity.....................  $1,132,926      $953,136
-----------------------------------------------------------------==========================

CONDENSED STATEMENTS OF INCOME:
For the years ended December 31, 1994, 1993, and 1992
(in thousands)                                                         1994               1993          1992
---------------------------------------------------------------------------------------------------------------
Income:
Cash dividends from subsidiaries:
 Banks.......................................................       $ 39,139         $   53,655      $ 52,856
 Nonbanks....................................................          7,675
Interest (principally from subsidiaries).....................         12,286              9,132         7,764
---------------------------------------------------------------------------------------------------------------
Total income.................................................         59,100             62,787        60,620
Interest expense.............................................         12,286              9,132         7,764
---------------------------------------------------------------------------------------------------------------
Income before equity in undistributed
 earnings of subsidiaries....................................         46,814             53,655        52,856
Equity in undistributed earnings of subsidiaries:
 Banks.......................................................         87,390             59,898        46,396
 Nonbanks....................................................          5,930                503         1,091
---------------------------------------------------------------------------------------------------------------
Net Income...................................................       $140,134         $  114,056      $100,343
--------------------------------------------------------------------===========================================

CONDENSED STATEMENTS OF CASH FLOWS:
For the years ended December 31, 1994, 1993, and 1992
(in thousands)                                                    1994           1993           1992
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income...................................................  $ 140,134      $ 114,056      $ 100,343
Adjustments to reconcile net income to
 net cash provided by operating activities...................    (91,503)       (59,036)       (47,670)
--------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities....................     48,631         55,020         52,673
--------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Loans and capital contributions made
 to subsidiaries.............................................   (157,781)      (147,846)      (177,878)
Principal collected on loans to subsidiaries.................    160,859        152,111         96,506
Cash investments in subsidiaries.............................   (124,335)        (6,405)        (1,788)
--------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities........................   (121,257)        (2,140)       (83,160)
--------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Proceeds from short-term borrowings..........................     10,000
Proceeds from long-term debt.................................    128,750                        75,000
Payments on long-term debt and
 short-term borrowings.......................................    (14,760)        (3,820)       (30,548)
Proceeds from issuance of common stock
 and sales of treasury stock.................................     10,320          9,121         12,553
Purchase of treasury stock...................................    (19,481)        (2,118)        (6,593)
Dividends paid...............................................    (51,126)       (38,638)       (26,048)
--------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities..........     63,703        (35,455)        24,364
--------------------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash
 And Cash Equivalents........................................     (8,923)        17,425         (6,123)
Cash And Cash Equivalents, Beginning Of Year.................     41,026         23,601         29,724
--------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents, End Of Year.......................  $  32,103      $  41,026      $  23,601
---------------------------------------------------------------=========================================
Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
 Interest....................................................  $  10,765      $   9,033      $   5,211
---------------------------------------------------------------=========================================
 Income taxes................................................  $    (144)     $    (366)     $      (1)
---------------------------------------------------------------=========================================

Supplemental Schedule of Non Cash Investing and Financing Activities:
In 1994, 1,322,061 shares of common stock were issued and $137,291,000 cash was paid for the acquisitions of Equality State Bank, CrossLand Mortgage Acquisition Corp., Community First Bank, American Ban Corporation, and Star Valley State Bank. The Corporation acquired assets of approximately $584,103,000 and assumed liabilities of approximately $420,385,000 (Note 14).

In 1993, 2,255,000 shares of common stock were issued for the acquisitions of Dixie State Bank, Benton County Bank, Nevada Community Bank, State Bank of Green River, and Continental BanCorporation. The Corporation acquired assets of approximately $404,062,000 and assumed liabilities of approximately $376,344,000 (Note 14).

In 1992, 1,125,000 shares of common stock were issued for the acquisition of First National Bank of North Idaho (FNBNI). The Corporation acquired FNBNI's assets of approximately $167,500,000 and assumed liabilities of approximately $161,065,000 (Note 14). The Bank of Willamette Valley (BWV) was acquired for cash of $5,481,000. The Corporation acquired BWV's assets of approximately $27,319,000 and assumed liabilities of approximately $24,515,000 (Note 14).

Independent Auditors' Report

To the Board of Directors and Stockholders of First Security Corporation:

We have audited the accompanying consolidated balance sheets of First Security Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of First Security Corporation and First National Financial Corporation, which has been accounted for as a pooling of interests as described in Note 14 to the consolidated financial statements. We did not audit the related consolidated statements of operations, changes in stockholders' equity, and cash flows of First National Financial Corporation for the year ended December 31, 1992, which statements reflect interest income of $98,603,000 for the year ended December 31, 1992. Those statements, prior to any restatement, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for First National Financial Corporation for 1992, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Corporation changed its method of accounting for investment securities to conform with Statement of Financial Accounting Standards No. 115.

[SIGNED]
DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 17, 1995

Independent Auditors' Report

The Board of Directors
First National Financial Corporation

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of First National Financial Corporation (Corporation) and subsidiary for the year ended December 31, 1992 (before restatement for the change in method of accounting for income taxes) (not presented separately herein). These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First National Financial Corporation and subsidiary for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

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

[SIGNED]
KPMG Peat Marwick LLP

Albuquerque, New Mexico
February 5, 1993

F I R S T   S E C U R I T Y   C O R P O R A T I O N

Corporate Information

     Corporate Offices
     79 South Main Street
     Salt Lake City, Utah 84111

     Annual Stockholders' Meeting
     Monday, April 24, 1995, 3 p.m.
     Utah Power & Light Co., Auditorium
     40 East First South
     Salt Lake City, Utah 84111

     Independent Auditors
     Deloitte & Touche LLP
     50 South Main Street
     Salt Lake City, Utah 84144

     General Legal Counsel
     Ray, Quinney & Nebeker
     400 Deseret Building
     Salt Lake City, Utah 84111

     Form 10-K
     Stockholders can obtain a copy of the Corporation's report on Form l0-K without charge upon written request to:

          Financial Division
          First Security Corporation
          P.O. Box 30006
          Salt Lake City, Utah 84130-0006

     Dividend Reinvestment Plan

     Shareholders can reinvest their cash dividends in additional shares of our common stock at the market price. Shareholders, as well as brokers and custodians, can obtain a prospectus of the plan by writing to:


     First Security Bank of Utah, N.A.
     Plan Agent, First Security Corporation
     Dividend Reinvestment Plan
     P.O. Box 30007
     Salt Lake City, Utah 84130-0007
     (80l) 246-5289.

Ratings                                                                    Moody's
                                                Thomson      Standard      Investors
                                                BankWatch     & Poors      Service
--------------------------------------------------------------------------------------
Overall                                             B            --           --
Senior Debt                                         --           BBB+         A3
Subordinated Debt                                   --           BBB         Baal
--------------------------------------------------------------------------------------

Stock Information

First Security Corporation's shares are traded in the NASDAQ National Market System under the NASDAQ symbol: FSCO.

   NASDAQ Market Makers:
     Bear, Stearns & Co., Inc.
     C.S. First Boston Corporation
     Dain, Bosworth, Inc.
     Dean Witter Reynolds, Inc.
     Dillon, Read & Co., Inc.
     Fox-Pitt, Kelton, Inc.
     Herzog, Heine, Geduld, Inc.
     Jefferies and Company, Inc.
     Keefe, Bruyette & Woods, Inc.
     Kemper Securities Group
     Kidder Peabody & Co., Inc.
     Merrill Lynch, Pierce, Fenner & Smith
     Montgomery Securities, Inc.
     Morgan Stanley & Co., Inc.
     J. P. Morgan Securities, Inc.
     Pacific Crest Securities
     Piper, Jaffray & Hopwood, Inc.
     Prudential Securities
     M.A. Schapiro & Co., Inc.
     Shearson Lehman Hutton
     Sherwood Securities Corporation
     Smith Barney Shearson Inc.
     Stearn, Agee & Leach, Inc.
     Troster Singer Corporation

   The Transfer Agent and Registrar for
   First Security Corporation is:
     Stock Transfer Services
     Trust Group
     First Security Bank of Utah, N.A.
     P. O. Box 30007
     Salt Lake City, Utah 84130-0007

   Financial Information
   Analysts, investors and others seeking
     financial information about the Corporation should contact:
     Scott C. Ulbrich
     Executive Vice President and
     Chief Financial Officer
     Financial Division
     (80l) 246-5706
     Leslie R. Nelson
     Vice President & Manager,
     Investor Relations
     (801) 246-5266

   General Information
   News media representatives and others seeking general information should contact:
     Phillip F. Hudson
     Executive Vice President and Manager,
     Retail Banking and Marketing Group
     (801) 246-5258

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION
(Registrant)

[SIGNED]                                                  March 10, 1995
-------------------------------------------------------   --------------
Scott C. Ulbrich                                          (Date)
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

[SIGNED]                                                  March 10, 1995
-------------------------------------------------------   --------------
Spencer F. Eccles                                         (Date)
Chairman and Chief Executive Officer

[SIGNED]                                                  March 10, 1995
-------------------------------------------------------   --------------
Morgan J. Evans                                           (Date)
President and Chief Operating Officer

SIGNATURES
FIRST SECURITY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

[SIGNED]                                                  March 13, 1995
-------------------------------------------------------   --------------
James C. Beardall                                         Date
Director

[SIGNED]                                                  March 15, 1995
-------------------------------------------------------   --------------
Rodney H. Brady                                           Date
Director

[SIGNED]                                                  March 13, 1995
-------------------------------------------------------   --------------
James E. Bruce                                            Date
Director

[SIGNED]                                                  March 25, 1995
-------------------------------------------------------   --------------
Thomas D. Dee, II                                         Date
Director

[SIGNED]                                                  March 15, 1995
-------------------------------------------------------   --------------
Dr. David P. Gardner                                      Date
Director

[SIGNED]                                                  March 14, 1995
-------------------------------------------------------   --------------
Robert H. Garff                                           Date
Director

[SIGNED]                                                  March 14, 1995
-------------------------------------------------------   --------------
U. Edwin Garrison                                         Date
Director

[SIGNED]                                                  March 14, 1995
-------------------------------------------------------   --------------
David B. Haight                                           Date
Director

[SIGNED]                                                  March 14, 1995
-------------------------------------------------------   --------------
Jay Dee Harris                                            Date
Director

[SIGNED]                                                  March 13, 1995
-------------------------------------------------------   --------------
Robert T. Heiner                                          Date
Director

[SIGNED]                                                  March 14, 1995
-------------------------------------------------------   --------------
Karen H. Huntsman                                         Date
Director

[SIGNED]                                                  March 15, 1995
-------------------------------------------------------   --------------
G. Frank Joklik                                           Date
Director

[SIGNED]                                                  March 13, 1995
-------------------------------------------------------   --------------
B. Z. Kastler                                             Date
Director

[SIGNED]                                                  March 16, 1995
-------------------------------------------------------   --------------
Joseph G. Maloof                                          Date
Director

[SIGNED]                                                  March 14, 1995
-------------------------------------------------------   --------------
Scott S. Parker                                           Date
Director

[SIGNED]                                                  March 14, 1995
-------------------------------------------------------   --------------
Dr. Arthur K. Smith                                       Date
Director

[SIGNED]                                                  March 16, 1995
-------------------------------------------------------   --------------
James L. Sorenson                                         Date
Director

[SIGNED]                                                  March 13, 1995
-------------------------------------------------------   --------------
Harold J. Steele                                          Date
Director