Form 10-Q
period 1995-03-31
FIRST SECURITY CORP /UT/
filed 1995-05-15
CIK 312367

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  March 31, 1995
Commission File Number                                                  1-6906

                          FIRST SECURITY CORPORATION
            (Exact name of registrant as specified in its charter)

Delaware                                                            87-6118148
(State of incorporation)                  (I.R.S. Employer Identification No.)

79 South Main, P.O. Box 30006
Salt Lake City, Utah                                                84130-0006
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

                           Yes [X]       No

As of April 28, 1995, outstanding shares of Common Stock, par value $1.25 were 49,907,755 shares (net of 383,191 treasury shares).

FIRST SECURITY CORPORATION
INDEX

Part I. Financial Information
   Item 1. Financial Statements:
      Condensed Consolidated Income Statements
         Three Months Ended
         March 31, 1995 and 1994
      Condensed Consolidated Balance Sheets
         March 31, 1995, December 31, 1994, and March 31, 1994
      Condensed Consolidated Statements of Cash Flows
         Year-To-Date Three Months Ended
         March 31, 1995 and 1994
      Notes to Condensed Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Management's Discussion and Analysis of Financial Condition and
         Results of Operations
      Supplemental Tables:
         Financial Highlights, Risk-Based Capital Ratios
         Rate / Volume Analysis
         Loans
         Mergers and Acquisitions

Part II. Other Information
   Item 1. Legal Proceedings
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data; unaudited)
                                                                 Three Months
For the Periods Ended March 31, 1995 and 1994                     1995       1994     %Chg
- ----------------------------------------------------------- ---------- ----------   ------
INTEREST INCOME:
Interest & fees on loans....................................   178,462    136,003     31.2
Federal funds sold, securities purchased....................       938        707     32.7
Interest-bearing deposits in other banks....................        18         30    (40.0)
Trading account securities..................................     8,135      9,526    (14.6)
Securities available for sale...............................    29,261     23,249     25.9
Securities held to maturity.................................     3,736      2,923     27.8
- ----------------------------------------------------------- ---------- ----------   ------
  TOTAL INTEREST INCOME                                        220,550    172,438     27.9
- ----------------------------------------------------------- ---------- ----------   ------
INTEREST EXPENSE:
Deposits....................................................    65,988     47,193     39.8
Short-term borrowings.......................................    33,378     10,666    212.9
Long-term debt..............................................    12,122      4,312    181.1
- ----------------------------------------------------------- ---------- ----------   ------
  TOTAL INTEREST EXPENSE                                       111,488     62,171     79.3
- ----------------------------------------------------------- ---------- ----------   ------
Net Interest Income:
  NET INTEREST INCOME                                          109,062    110,267     (1.1)
Provision for loan losses...................................     2,848       (172)      NA
- ----------------------------------------------------------- ---------- ----------   ------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          106,214    110,439     (3.8)
- ----------------------------------------------------------- ---------- ----------   ------
NONINTEREST INCOME:
Service charges on deposit accounts.........................    16,367     14,860     10.1
Other service charges, collections, commissions and fees....     7,417      6,257     18.5
Bankcard servicing fees & third-party processing fees.......     5,982      8,711    (31.3)
Fiduciary (trust) commissions & fees........................     5,030      4,853      3.6
Insurance commissions & fees................................     3,695      2,601     42.1
Servicing fees on loans sold................................     6,619      1,494    343.0
Gain on sales of loans & servicing rights...................    13,414      3,347    300.8
Securities gains (losses)...................................       903        249    262.7
Trading account securities gains (losses)...................     5,673     (3,310)      NA
Other.......................................................     5,772      1,807    219.4
- ----------------------------------------------------------- ---------- ----------   ------
  TOTAL NONINTEREST INCOME                                      70,872     40,869     73.4
- ----------------------------------------------------------- ---------- ----------   ------
TOTAL INCOME                                                   177,086    151,308     17.0
- ----------------------------------------------------------- ---------- ----------   ------
NONINTEREST EXPENSES:
Salaries and employee benefits..............................    62,188     49,311     26.1
Advertising.................................................     2,077      1,344     54.5
Amortization of intangibles.................................     5,051        761    563.7
Bankcard interbank interchange..............................     4,471      3,671     21.8
Furniture and equipment.....................................     9,223      6,674     38.2
Insurance...................................................     5,988      5,346     12.0
Occupancy, net..............................................     7,029      5,751     22.2
Other real estate expense & loss provision (recovery).......      (499)        28 (1,882.1)
Stationery and supplies.....................................     4,070      4,003      1.7
Telephone...................................................     3,100      2,450     26.5
Other.......................................................    18,033     20,243    (10.9)
- ----------------------------------------------------------- ---------- ----------   ------
  TOTAL NONINTEREST EXPENSES                                   120,731     99,582     21.2
- ----------------------------------------------------------- ---------- ----------   ------
INCOME BEFORE INCOME TAX PROVISION                              56,355     51,726      8.9
- ----------------------------------------------------------- ---------- ----------   ------
PROVISION FOR INCOME TAXES:
Operating earnings..........................................    20,420     18,478     10.5
Investment securities gains (losses)........................       335         86    289.5
- ----------------------------------------------------------- ---------- ----------   ------
  TOTAL PROVISION FOR INCOME TAXES                              20,755     18,564     11.8
- ----------------------------------------------------------- ---------- ----------   ------
Net Income:
  NET INCOME                                                    35,600     33,162      7.4
=========================================================== ========== ==========   ======
Preferred stock dividend requirement........................         9         10    (10.0)
- ----------------------------------------------------------- ---------- ----------   ------
  NET INCOME APPLICABLE TO COMMON STOCK                         35,591     33,152      7.4
=========================================================== ========== ==========   ======
Earnings Per Common Share:
Earnings per common share: primary..........................      0.70       0.67      4.5
Earnings per common share: fully diluted....................      0.70       0.67      4.5
Common stock shares outstanding: average primary............    50,566     49,316      2.5
Common stock shares outstanding: average fully diluted......    50,709     49,478      2.5
=========================================================== ========== ==========   ======
Cash Dividends Paid or Accrued Per Share:
Preferred Stock ($3.15 annual rate).........................      0.79       0.79
Common stock................................................      0.28       0.26      7.7
=========================================================== ========== ==========   ======

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)
                                                                            March 31  December 31     March 31   Mar/Mar
                                                                                1995         1994         1994     % Chg
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
ASSETS:
Cash and due from banks.................................................     605,218      678,353      622,042      (2.7)
Federal funds sold, securities purchased under resale agreements........     209,114       43,551      112,997      85.1
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total cash and cash equivalents                                            814,332      721,904      735,039      10.8
Interest-bearing deposits in other banks................................       1,486        1,585        1,842     (19.3)
Trading account securities..............................................     437,415      553,826      797,254     (45.1)
Securities available for sale, at fair value............................   2,044,257    1,993,797    1,960,075       4.3
  (Amortized cost: $2,080,988; $2,080,408; $1,972,781; respectively)
Securities held to maturity, at cost....................................     243,915      252,622      270,039      (9.7)
  (Fair value: $244,619; $249,971; $273,946; respectively)
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Loans, net of unearned income...........................................   8,183,306    8,173,678    6,674,067      22.6
  (Unearned income: $6,018; $7,380; $10,964; respectively)
Reserve for loan losses.................................................    (131,603)    (133,855)    (134,216)     (1.9)
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total loans, net                                                         8,051,703    8,039,823    6,539,851      23.1
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Premises and equipment, net.............................................     194,112      188,418      151,099      28.5
Accrued income receivable...............................................      77,908       85,655       57,942      34.5
Other real estate and other foreclosed assets...........................       2,334        3,352       14,842     (84.3)
Other assets............................................................     172,020      141,801      204,602     (15.9)
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Goodwill................................................................     105,554      106,827        7,325   1,341.0
Mortgage servicing rights...............................................      41,401       56,147          809   5,017.6
Other intangible assets.................................................       2,873        3,225        4,564     (37.1)
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total intangible assets...............................................     149,828      166,199       12,698   1,079.9
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  TOTAL ASSETS                                                            12,189,310   12,148,982   10,745,283      13.4
======================================================================= ============ ============ ============ =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits............................................   1,655,669    1,719,388    1,556,498       6.4
Interest-bearing deposits...............................................   6,617,045    6,333,956    5,953,168      11.2
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total deposits                                                           8,272,714    8,053,344    7,509,666      10.2
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Federal funds purchased, securities sold under repurchase agreements....   1,906,256    2,160,587    1,804,986       5.6
U.S. Treasury demand notes..............................................      20,632       33,552       22,467      (8.2)
Other short-term borrowings.............................................     150,036      151,000       20,647     626.7
Accrued income taxes....................................................     120,832       81,710       96,680      25.0
Accrued interest payable................................................      34,330       27,709       15,105     127.3
Other liabilities.......................................................      53,779       65,911      136,287     (60.5)
Long-term debt..........................................................     683,785      685,426      297,538     129.8
Minority equity in subsidiaries.........................................         285          269          260       9.6
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  TOTAL LIABILITIES                                                       11,242,649   11,259,508    9,903,636      13.5
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity: Series "A" $3.15 cumulative convertible.         610          629          685     (10.9)
  (Shares outstanding: 12; 12; 13; respectively)
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Common Stockholders' Equity:
Common stock:  par value $1.25..........................................      62,850       62,446       61,120       2.8
  (Shares outstanding: 50,280; 48,787; 48,896; respectively)
Paid-in surplus.........................................................     147,331      142,928      125,044      17.8
Retained earnings.......................................................     768,064      746,454      677,954      13.3
Net unrealized gain (loss) on securities available for sale ............     (23,158)     (54,341)      (8,001)    189.4
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Subtotal                                                                   955,087      897,487      856,117      11.6
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
Common treasury stock, at cost                                                (9,036)      (8,642)     (15,155)    (40.4)
  (Shares: 373; 350; 680; respectively)
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  Total common stockholders' equity                                          946,051      888,845      840,962      12.5
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  TOTAL STOCKHOLDERS' EQUITY                                                 946,661      889,474      841,647      12.5
- ----------------------------------------------------------------------- ------------ ------------ ------------ ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              12,189,310   12,148,982   10,745,283      13.4
======================================================================= ============ ============ ============ =========

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)
                                                                          Year-To-Date 3 Months
For the Periods Ended March 31, 1995 and 1994                                  1995        1994
- ----------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         303,335     145,173
- ----------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale ...................          0     286,068
Redemption of matured securities available for sale ....................    312,707     205,901
Redemption of matured securities held to maturity ......................      8,703      23,018
Purchases of securities available for sale .............................   (311,969)   (962,547)
Purchases of securities held to maturity ...............................       (943)    (19,688)
Net (increase) decrease in interest-bearing deposits in other banks ....        324      14,619
Net (increase) decrease in loans .......................................   (138,038)   (381,254)
Purchases of premises and equipment ....................................     (8,895)    (13,210)
Proceeds from sales of other real estate ...............................      2,636       6,282
Payments to improve other real estate ..................................       (134)       (593)
Net cash (paid for) received from acquisitions .........................        354       1,869
- ----------------------------------------------------------------------- ----------- -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (135,255)   (839,535)
- ----------------------------------------------------------------------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ....................................    219,370     (24,586)
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes ..........   (267,252)    396,699
Payments on nonrecourse debt on leveraged leases .......................    (15,080)    (15,782)
Proceeds from issuance of long-term debt and short-term borrowings .....         37      74,704
Payments on long-term debt and short-term borrowings ...................     (2,856)    (37,506)
Proceeds from issuance of common stock and sales of treasury stock .....      7,020       3,119
Purchases of treasury stock ............................................     (2,901)     (9,704)
Dividends paid .........................................................    (13,990)    (12,574)
- ----------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (75,652)    374,370
- ----------------------------------------------------------------------- ----------- -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      92,428    (319,992)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              721,904   1,055,031
- ----------------------------------------------------------------------- ----------- -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    814,332     735,039
======================================================================= =========== ===========

See "Notes to Condensed Consolidated Financial Statements".


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands; unaudited)
                                                                          Year-To-Date 3 Months
For the Periods Ended March 31, 1995 and 1994                                  1995        1994
- ----------------------------------------------------------------------- ----------- -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest .............................................................    104,867      65,909
  Income taxes .........................................................         43       2,281
======================================================================= =========== ===========

Supplemental Schedule of Noncash Investing and Financing Activities:
  Conversion of preferred shares to common shares:
    Preferred shares converted .........................................        352         346
    Common shares issued ...............................................      4,272       3,277
    Conversion value ...................................................         18          18

Transfer of loans to other real estate..................................        935       3,777

Securities transferred from held to maturity to available for sale in
  conjunction with adoption of SFAS No. 115 ............................          0   1,417,217

Net unrealized gain (loss) on securities available for sale
  (included in stockholders' equity) ...................................     31,183      (8,001)

Pooling-of-interests acquisitions:
  Assets acquired ......................................................      1,447           0
  Liabilities assumed ..................................................      1,173           0
  FSC shares issued ....................................................         99           0

Purchase acquisitions:
  Fair value of assets acquired ........................................          0      29,363
  Liabilities assumed ..................................................          0      30,596
  Cash paid for the capital stock ......................................          0       1,233
  FSC shares issued ....................................................          0           0
======================================================================= =========== ===========

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of First Security Corporation ("FSCO") contain all adjustments (consisting of normal recurring accruals) necessary to present fairly: FSCO's results of operations for the three months in the periods ended March 31, 1995 and 1994; FSCO's financial position as of March 31, 1995, December 31, 1994, and March 31, 1994; and cash flows for the year-to-date three months in the periods ended March 31, 1995 and 1994.

2. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase transactions and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition, from 5 acquisitions completed in 1994 and 2 acquisitions completed in year-to-date 1995 (see: Supplemental Tables "Mergers and Acquisitions"). Under applicable accounting rules, those acquisitions acquired as pooling-of-interests mergers were not material to FSCO's consolidated operations, so historical amounts were not restated.
   * The April 29, 1994 acquisition of CrossLand Mortgage Acquisition Corporation ("CrossLand Mortgage") created $63.85 million in purchased mortgage servicing rights and $85.05 million in goodwill carried as intangible assets on FSCO's condensed consolidated balance sheets.
   * On February 13, 1995, First Security Insurance, Inc. acquired Gaskill Insurance Agency, Inc. (located in Ogden, Utah) with 2 offices and $1.45 million in assets. This acquisition was accounted for using the pooling-of-interests method of accounting.
   * On March 17, 1995, CrossLand Mortgage acquired assets totaling $705 thousand of Performance Mortgage Corp. (headquartered in Santa Ann, California), including 9 offices. This acquisition was accounted for using the purchase method of accounting.

4. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, as well as Federal funds sold and securities purchased under resale agreements.

5. At March 31, 1995, securities available for sale had a fair value of $2.04 billion and an amortized cost basis of $2.08 billion, which included gross unrealized gains of $7.93 million and gross unrealized losses of $44.66 million that were recognized in stockholders' equity on a tax-effected basis as a $23.16 million net unrealized loss on securities available for sale.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of securities available for sale.
   At March 31, 1995, securities held to maturity had a fair value of $244.62 million and an amortized cost basis of $243.92 million, which included gross unrealized gains of $3.47 million and gross unrealized losses of $2.76 million or a $704 thousand net unrealized gain on securities held to maturity.

6. On January 1, 1995, FSCO adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". A loan is considered impaired under SFAS 114 and 118 when, based on current information, it is probable that the lender will not be able to collect all of the principal and interest due under the contractual terms of the loan. SFAS 114 and 118 require that impairment of a loan is measured based on: the present value of expected future cash flows discounted at the loan's effective interest rate; the loan's observable market price; or the fair value of the loan's collateral if it is collateral dependent. SFAS 114 does not apply to: large groups of smaller balance homogeneous loans that are collectively evaluated for impairment; loans measured at fair value or at the lower of cost or market; leases as defined in SFAS 13; nor to debt securities as defined in SFAS 115. For FSCO, loans collectively reviewed for impairment include all credit card, residential mortgage, and consumer instalment loans, plus commercial, multi-family real estate, and commercial real estate loans under $1 million. FSCO's policy for recognizing income and for recording cash receipts on its impaired loans is the same as for its nonaccruing loans.
   The impact of SFAS Nos. 114 and 118 on FSCO and its subsidiaries has not been, and is not expected to be, material in relation to FSCO's consolidated financial statements.

                                    # # #

PART 1. FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition ("MDA")

ANALYSIS OF RESULTS OF OPERATIONS

   First Security Corporation ("FSCO") earned net income totaling $35.60 million for the first quarter of 1995, an increase of $2.44 million (7.4%) from $33.16 million earned in the first quarter of 1994 (see: Financial Statements "Condensed Consolidated Income Statements"; and Supplemental Tables "Financial Highlights"). These earnings generated a 1.19% return on average assets ("ROAA") and a 15.71% return on average equity ("ROAE") for the quarter, compared with a 1.34% ROAA and a 15.74% ROAE for the year-ago quarter. Fully-diluted earnings per share were $0.70 for the quarter, up $0.03 (4.5%) from $0.67 for the year-ago quarter.
   Since March 31, 1994, FSCO has completed 6 acquisitions, including CrossLand Mortgage which was one of the largest cash purchases ever made by FSCO (see: MDA "Mergers and Acquisitions"). The combined impact of these acquisitions has substantially impacted FSCO's operations, particularly in the areas of noninterest income and noninterest expenses.

Net Interest Income
   Net interest income on a fully-taxable equivalent ("FTE") basis was $111.09 million for the first quarter of 1995, down $1.14 million (1.0%) from the year-ago quarter (see: Supplemental Tables "Financial Highlights" and "Rate / Volume Analysis"). The FTE net interest margin was 4.06% for the first quarter of 1995, down from 4.92% for the year-ago quarter.
   These decreases reflected FSCO's increased reliance on interest-bearing liabilities to support the strong loan originations throughout FSCO's market areas which generated a 24.2% growth in average loans and a 19.9% growth in average earning assets from the first quarter of 1994 to the first quarter of 1995. This growth exceeded the 1.5% increase in average noninterest-bearing deposits and the 8.0% increase in average total deposits that occurred during the same period. During the first quarter of 1995, deposit costs increased as transactional and savings account balances declined and were replaced with certificates of deposit (CDs), and as FSCO took aggressive steps to add CDs to its funding structure in order to extend maturities, moderate interest rate risk, and increase general liquidity.

Provision for Loan Losses
   The provision for loan losses was $2.85 million for the first quarter of 1995, up $3.02 million from a net recovery in the year-ago quarter (see: MDA "Interest-Earning Assets and Asset Quality - Reserve For Loan Losses"; and Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). This was primarily due to net loans charged off, which were $5.10 million for the quarter, up $4.43 million (665.8%) from the year-ago quarter. Although the provision increased, it remained near historically low levels as FSCO continued to maintain very strong asset quality. The ratio of net loan chargeoffs to average loans was 0.25% for the quarter, up from 0.04% for the year-ago quarter.

Noninterest Income
   FSCO's noninterest income and expenses have been impacted by recent acquisitions (see: Financial Statements "Condensed Consolidated Income Statements"; and MDA "Mergers and Acquisitions"). As a result, comparisons of FSCO's noninterest income and noninterest expenses for the first quarter of 1995 with those of the first quarter of 1994 are not as indicative of FSCO's true performance as are comparisons of the first quarter of 1995 with the fourth quarter of 1994, which are included for that purpose.
   Noninterest income was $70.87 million for the first quarter of 1995, up $30.00 million (73.4%) from the year-ago quarter. The increases in most noninterest income categories were due to volume-related growth and acquisitions, plus the impact of CrossLand Mortgage on real estate lending activities. The increase in gain on sales of loans and servicing rights occurred as CrossLand Mortgage took advantage of an exceptionally strong loan servicing market and sold loan servicing rights in a bulk sale, generating a $7.50 million pre-tax gain. The increases in the gains on investment and trading account securities were due to FSCO's active securities management strategies and improvements in the securities markets.
   Noninterest income for the first quarter of 1995 was up $12.52 million (21.4%) from the fourth quarter of 1994. After adjusting for the $7.50 million gain on the sale of loan servicing rights, noninterest income rose quarter to quarter by $5.02 million (8.6%), with increases achieved in nearly every category.

Noninterest Expenses
   Noninterest expenses were $120.73 million for the first quarter of 1995, up $21.15 million (21.2%) from the year-ago quarter (see: Financial Statements "Condensed Consolidated Income Statements"; and MDA "Mergers and Acquisitions"). These increases were due to volume-related growth and acquisitions. After excluding the noninterest expenses of CrossLand Mortgage, FSCO's noninterest expenses were $106.98 million for the first quarter of 1995, up $7.40 million (7.4%) from the year-ago quarter.
   Noninterest expenses for the first quarter of 1995 were up only $3.40 million (2.9%) from the fourth quarter of 1994. Excluding other real estate
(ORE) expenses and ORE loss provisions, noninterest expenses increased by only $493 thousand (0.4%) during this period.
   FSCO's efficiency ratio was 66.35% for the first quarter of 1995, compared with 65.04% for the year-ago quarter and down from 66.95% for the fourth quarter of 1994.
   CrossLand Mortgage has not yet achieved its objective of a neutral impact on FSCO's 1995 pre-tax earnings. However, CrossLand Mortgage has not only been successful in cutting its noninterest expenses, but has also made significant adjustments to address changes in the mortgage production market and toward integrating into FSCO's corporate structure.

ANALYSIS OF FINANCIAL CONDITION

   In the first quarter of 1995, FSCO continued to increase its interest-earning assets, strengthen its asset quality, improve its liquidity, and maintain a well-capitalized position, as compared with March 31, 1994 and December 31, 1994.
   FSCO's assets totaled $12.19 billion at March 31, 1995, up $1.44 billion (13.4%) from March 31, 1994, but remaining essentially unchanged from December 31, 1994. Total earning assets were $11.12 billion at quarter end, up $1.30 billion (13.3%) from one year ago, and up $100 million (0.9%) from the year end (see: MDA "Interest-Earning Assets and Asset Quality"). Growth in the loan portfolio was the primary factor for the increases. Fluctuations in other assets and other liabilities were in part due to accounts receivable and accounts payable related to unsettled transactions arising from the purchase and sale of securities. Intangible assets were $149.83 million at March 31, 1995, up $137.13 million (1,079.9%) from March 31, 1994, but down $16.37 million (9.9%) from December 31, 1994. The increase from one year ago was due to the intangible assets created by the acquisition of CrossLand Mortgage, while the decrease from the year end was due to the effects of ongoing amortization plus the sale of mortgage servicing rights.
   FSCO's liabilities totaled $11.24 billion at March 31, 1995, up $1.34 billion (13.5%) from March 31, 1994, but essentially unchanged from December 31, 1994. Total interest-bearing liabilities were $9.38 billion at quarter end, up $1.28 billion (15.8%) from one year ago, also essentially unchanged from the year end (see: MDA "Liquidity"). Interest-bearing liabilities were increased to support loan growth.
   Total stockholders' equity in FSCO increased to a record $946.66 million at March 31, 1995, up $105.01 million (12.5%) from March 31, 1994, and up $57.19 million (6.4%) from December 31, 1994 (see: MDA "Stockholders' Equity and Capital Adequacy"). This growth was due primarily to record earnings in 1994 combined with the effects of pooling-of-interests mergers.
   FSCO's financial condition is discussed in greater detail in the following MDA sections "Interest-Earning Assets and Asset Quality", "Liquidity", and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS and ASSET QUALITY

Loans
   FSCO's borrowers reside primarily in states where FSCO has its banking offices as well as in contiguous market areas. FSCO has policies and procedures designed to maintain the quality of its loans. These include setting underwriting standards for new credits and the continuous monitoring and reporting of asset quality and adequacy of the reserve for loan losses. These policies were discussed in greater detail in FSCO's 1994 Form 10-K:
"Interest-Earning Assets and Asset Quality - Loans".
   FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, totaled $8.18 billion at March 31, 1995, up $1.51 billion (22.6%) from March 31, 1994, but essentially unchanged from December 31, 1994 (see:
Supplemental Tables "Loans Outstanding"). The increase from one year ago was due primarily to increased lending activity, especially in consumer loans and residential mortgages, plus the positive impact of acquisitions. The ratio of loans to assets was 67.14% at March 31, 1995, compared with 62.11% one year ago and 67.28% at year-end.
   The components of FSCO's loan portfolio at March 31, 1995, compared with March 31, 1994, and December 31, 1994, respectively, included:
   * Commercial loans were $1.85 billion, up $315 million (20.5%) from one year ago, and up $16 million (0.9%) from year end. This growth was due primarily to increases in loans made to FSCO's small- and middle-market customers.
   * Real estate secured loans were $3.16 billion, up $611 million (23.9%) from one year ago, and up $20 million (0.6%) from year end. This growth was due in large part to increased retention of loans, which were primarily adjustable-rate mortgages, combined with the CrossLand Mortgage acquisition and the effects of other acquisitions. For balance sheet management purposes, FSCO did not retain all newly-originated fixed-rate mortgage loans but sold the majority to secondary markets.
   * Consumer loans were $2.83 billion, up $523 million (22.7%) from one year ago, and remained essentially unchanged from year end. The increase from one year ago was due primarily to growth in indirect auto loans, reflecting FSCO's position as the leading consumer lender in FSCO's primary market area.

Problem Assets
   Problem assets were reduced to $33.06 million at March 31, 1995, down $19.87 million (37.5%) from March 31, 1994, and down $6.16 million (15.7%)
from December 31, 1994 (see: Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). The ratio of total problem assets to total loans and ORE was 0.40% at quarter end, down from 0.79% one year ago and 0.48% at year end. These decreases were due to a healthy regional economy and continued high loan underwriting standards. Despite a general downward trend in problem assets over the past two years, it has been FSCO's experience that economic cycles and loan-specific events beyond its control cause cyclical fluctuations in problem assets, sometimes with little or no warning. This has led FSCO to take a conservative approach in its analysis of the reserve for loan losses.
   The components of FSCO's problem assets at March 31, 1995, compared with March 31, 1994, and December 31, 1994, respectively, included:
   * Nonaccruing loans were $19.21 million, down $8.56 million (30.8%) from one year ago, and down $4.66 million (19.5%) from year end. The ratio of nonaccruing loans to total loans was 0.23%, down from 0.42% and 0.29%.
   * ORE and other foreclosed assets were $2.33 million, down $12.51 million (84.3%) from one year ago, and down $1.02 million (30.4%) from year end.
These decreases were due in part to the resolution of older problem assets. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $11.52 million, up $1.20 million (11.6%) from one year ago, but down $483 thousand (4.0%) from year end.
   Potential problem loans identified by FSCO were $18.26 million at March 31, 1995, down $5.05 million (21.7%) from $23.31 at March 31, 1994 due to the liquidation of several loans that were previously classified as potential problem loans, but up $6.24 million (51.9%) from $12.02 at December 31, 1994 due in part to a deterioration of agricultural and small commercial loans. Potential problem loans consisted primarily of commercial loans and agricultural loans.

Reserve for Loan Losses:
   It is FSCO's philosophy to maintain a conservative balance sheet, including its reserve for loan losses. FSCO's philosophy regarding the adequacy and use of its reserve was discussed in greater detail in FSCO's 1994 Form 10-K:
"Interest-Earning Assets and Asset Quality - Reserve for Loan Losses".
   The reserve for loan losses was $131.60 million at March 31, 1995, down $2.61 million (1.9%) from March 31, 1994, and down $2.25 million (1.7%) from December 31, 1994 (see: Supplemental Tables "Financial Highlights - Reconciliation of the Reserve for Loan Losses, - Selected Ratios"). These slight reductions in the reserve were made possible due to improved asset quality, and the acquisition of CrossLand Mortgage which had loans held for resale that did not require corresponding reserves for loan losses. The resulting ratio of the reserve for loan losses to total loans was 1.61% at quarter end, down from 2.01% one year ago and 1.64% at year end. At the same time, the "coverage" ratio of the reserve for loan losses to nonaccruing loans increased to 685.25% at quarter end, up from 483.35% one year ago and 560.81% at year end. Merger transactions added reserves of $5.07 million since one year ago but none since year end.
   FSCO charges loan losses against the reserve for loan losses when such losses become probable and subject to reasonable estimation. Net loans charged off were $5.10 million for the first quarter of 1995, up $4.43 million (665.8%) from the year-ago quarter. This was due primarily to increased consumer loan losses. However, FSCO continued to maintain very strong asset quality and to benefit from the positive effects of a healthy regional economy. The ratio of net loan chargeoffs to average loans was 0.25% for the quarter, up from 0.04% for the year-ago quarter.

Investment Securities
   FSCO manages its securities available for sale and securities held to maturity portfolios within policies which are designed to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and/or repurchase agreement activities (see: Financial Statements "Condensed Consolidated Balance Sheets"). FSCO's investment strategy remains flexible and carefully reviewed by management, shifting periodically in response to changing conditions. The average life of the investment securities portfolios is relatively short, providing a constant cash flow from maturing assets.
   FSCO's securities available for sale remained essentially unchanged at $2.04 billion at March 31, 1995, up $84 million (4.3%) from March 31, 1994, and up $50 million (2.5%) from December 31, 1994. FSCO's securities held to maturity were $244 million at March 31, 1995, down $26 million (9.7%) from March 31, 1994, and down $9 million (3.4%) from December 31, 1994.

Other Interest-Earning Assets
   The combined balance of Federal funds sold and securities purchased under resale agreements, interest-bearing deposits in other banks, and trading account securities was $648.02 million at March 31, 1995, down $264.08 million (29.0%) from March 31, 1994, but up $49.05 million (8.2%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). Historically, these balances have fluctuated significantly in response to both market conditions and FSCO's need for funds.

LIQUIDITY

   FSCO has established specific policies and procedures governing liquidity management through its asset/liability management committee ("ALCO") process. These policies and processes were discussed in greater detail in FSCO's 1994 Form 10-K: "Asset/Liability Management"; and "Liquidity".
   FSCO maintains an adequate liquidity position through stable core deposits generated from its wide-spread branch network, short-term securities portfolios, other interest-earning assets, and the prudent usage of debt (see:
MDA "Interest-Earning Assets and Asset Quality", "Deposits", and Borrowed Funds"). Maturing balances in the large loan portfolios also provide flexibility in managing cash flows. The ability to redeploy these funds is an important source of medium to long-term liquidity.
   Backup sources of liquidity are provided by credit lines to FSCO and by Federal funds lines carried by FSCO's subsidiary Banks. Additional liquidity could be generated through borrowings from the Federal Home Loan Bank of which FSB Utah, FSB Idaho, and FSB Oregon are members, and from the Federal Reserve System.

Deposits
   * FSCO's deposits totaled $8.27 billion at March 31, 1995, up $763 million (10.2%) from March 31, 1994, and up $219 million (2.7%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets" and Supplemental Tables "Rate / Volume Analysis"). These increases were due to deposits generated from FSCO's widespread branch network and the positive impact of recent acquisitions. The mix of deposits at quarter end shifted slightly as interest-bearing deposits increased to 80.0% of total deposits, up from 79.3% one year ago and 78.7% at year end. This occurred as FSCO took aggressive steps to add CDs to its funding structure in order to extend maturities, moderate interest rate risk, and increase general liquidity.

Borrowed Funds
   Borrowed funds totaled $2.76 billion at March 31, 1995, up $615 million (28.7%) from March 31, 1994, but down $270 million (8.9%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). Borrowed funds were increased during 1994 to support strong loan growth that exceeded deposit growth throughout FSCO's market areas. Since year end, loan sales and repayments largely offset continued strong loan originations, so that deposit growth exceeded net loan growth and supported a reduction of short-term borrowings.
   The components of FSCO's borrowed funds at March 31, 1995, compared with March 31, 1994, and December 31, 1994, respectively, included:
   * Federal funds purchased and securities sold under repurchase agreements were $1.91 billion, up $101 million (5.6%) from one year ago, but down $254 million (11.8%) from year end.
   * All other short-term borrowings were $171 million, up $128 million (295.9%) from one year ago, but down $14 million (7.5%) from year end.
   * Long-term debt was $684 million, up $386 million (129.8%) from one year ago, but down $2 million (0.2%) from year end.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY

   FSCO and its subsidiary Banks exceeded regulatory requirements for "well capitalized" status throughout 1994 and year-to-date 1995. It is FSCO's policy to maintain this status at both the consolidated and subsidiary Bank levels.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of securities available for sale.
   Total stockholders' equity increased to a record $946.66 million at March 31, 1995, up $105.01 million (12.5%) from March 31, 1994, and up $57.19 million (6.4%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). This growth was due primarily to record earnings and pooling-of-interests mergers, combined with the impact of fluctuations in SFAS 115. The ratio of stockholders' equity to total assets was 7.77% at March 31, 1995, compared with 7.83% one year ago, and up from 7.32% at year end. At the same time, the ratio of tangible common equity to tangible total assets was 6.61%, compared with 7.72% one year ago and 6.03% at year end (see: Supplemental Tables "Financial Highlights - Selected Ratios"). Changes in these equity ratios were due in part to FSCO's acquisition of CrossLand Mortgage and the resulting growth in total assets and intangible assets, plus fluctuations in SFAS 115.
   FSCO's risk-based capital ratios (see: Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios") at March 31, 1995, compared with March 31, 1994, and December 31, 1994, respectively, were:
   * Tier 1 (well capitalized: 6.0% or above) at 10.00%, compared with 11.51% one year ago, and 9.84% at year end.
   * Total Capital (well capitalized: 10.0% or above) at 12.12%, compared with 13.79% one year ago, and 11.98% at year end.
   * Leverage (well capitalized: 5.0% or above) at 7.11%, compared with 7.81% one year ago, and 6.88% at year end.
   As with its equity ratios, the changes in FSCO's risk-based capital ratios were due in part to FSCO's acquisition of CrossLand Mortgage and the resulting growth in total assets and intangible assets, plus fluctuations pursuant to SFAS 115.

COMMON AND PREFERRED STOCK

   On January 23, 1995, FSCO increased its regular quarterly cash dividend to $0.28 a share, up $0.02 per share (7.7%) from the previous $0.26 per share paid in each quarter of 1994 (see: Supplemental Tables "Financial Highlights"). The higher quarterly cash dividend resulted in an indicated annualized dividend rate of $1.12 per share. At the market closing price of $23.25 per share on Friday, January 20, 1995 (the last market day before the announcement of the dividend increase), the annualized dividend yield on FSCO's Common Stock was 4.82%.
   FSCO has paid cash dividends for 60 consecutive years. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities (see: Supplemental Tables "Mergers and Acquisitions"). Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   Since March 31, 1994, FSCO has completed 6 acquisitions, including CrossLand Mortgage which was one of the largest cash purchases ever made by FSCO. The year-to-year comparisons of FSCO's results of operations and financial condition were substantially impacted by these acquisitions, particularly in the areas of noninterest income and noninterest expenses.
   On February 13, 1995, First Security Insurance, Inc. acquired Gaskill Insurance Agency, Inc. (located in Ogden, Utah) with 2 offices and $1.45 million in assets. This acquisition was accounted for using the pooling-of-interests method of accounting.
   On March 17, 1995, CrossLand Mortgage acquired assets totaling $705 thousand of Performance Mortgage Corp. (headquartered in Santa Ann, California), including 9 offices. This acquisition was accounted for using the purchase method of accounting.

NATIONAL AND REGIONAL ECONOMY

   Throughout the first quarter of 1995, indications of slower national growth, combined with continued benign inflation reports, helped influence Treasury note and bond yields to be significantly lower. This change in market yields occurred despite an additional end-of-January increase in the Fed funds rate to 6%. The economic softness was centered in residential construction and consumer spending - particularly for automobiles and other consumer durables. Additionally, the currency crisis in the Mexican peso will likely reduce U.S. exports to Mexico substantially in 1995.
   The U.S. dollar exchange value declined sharply against the Japanese yen in the first quarter of 1995. Through mid-April, the U.S. stock and bond markets had not been directly impacted by the dollar/yen exchange-rate weakness. In the months ahead, an inflation rate of 3.0% to 3.5% appears probable. This, together with some ongoing softness in economic growth, suggests that interest rate stability near current levels appears most probable.
   The strong economic growth that characterized the Intermountain West in 1994 has continued in the first quarter of 1995. Population and job gains in Nevada, Utah, Idaho, and New Mexico remain among the highest in the nation. Rapid expansion in commercial and industrial construction has helped sustain overall health in the construction industry. The regional economic outlook for 1995 remains generally favorable.

                                    # # #

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                   1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr Year-To-Date 3 Months
                                                      1995       1994       1994       1994       1994       1995       1994   %Chg
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Common Stock Data:
Earnings per common share: primary .............      0.70       0.69       0.73       0.71       0.67       0.70       0.67    4.5
Earnings per common share: fully diluted .......      0.70       0.69       0.73       0.71       0.67       0.70       0.67    4.5
Dividends paid per common share ................      0.28       0.26       0.26       0.26       0.26       0.28       0.26    7.7
Book value EOP .................................     18.96      17.92      17.88      17.45      17.44      18.96      17.44    8.7
Tangible book value EOP ........................     15.95      14.57      14.42      14.18      17.18      15.95      17.18   (7.1)
Market price (bid) EOP .........................     24.00      22.75      28.50      29.00      27.75      24.00      27.75  (13.5)
  High bid for the period ......................     25.63      28.50      32.00      31.00      29.00      25.63      29.00  (11.6)
  Low bid for the period .......................     22.00      21.50      27.75      27.25      25.25      22.00      25.25  (12.9)
Market capitalization EOP: mktprice x #shrs .... 1,197,768  1,128,286  1,411,691  1,426,133  1,337,994  1,197,768  1,337,994  (10.5)
Market price EOP / book value EOP (%) ..........    126.58     126.95     159.40     166.19     159.12     126.58     159.12
Dividend payout ratio: DPS / EPS (%) ...........     40.00      37.68      35.62      36.62      38.81      40.00      38.81
Dividend yield EOP: dividend / market price (%)       4.67       4.57       3.65       3.59       3.75       4.67       3.75
Price / earnings ratio: mktprice / 4 qtrs earn .       8.5        8.1       11.2       11.6       11.6        8.5       11.6
Common shares outstanding: EOP .................    49,907     49,595     49,533     49,177     48,216     49,907     48,216    3.5
Common shares out: average primary .............    50,566     50,341     50,350     49,687     49,316     50,566     49,316    2.5
Common shares out: average fully diluted .......    50,709     50,491     50,505     49,845     49,478     50,709     49,478    2.5
Preferred shares outstanding: EOP ..............        12         12         13         13         13         12         13   (7.7)
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Income Statement:
Interest income ................................   220,550    211,909    200,365    188,805    172,438    220,550    172,438   27.9
Interest expense ...............................   111,488     96,955     83,829     72,460     62,171    111,488     62,171   79.3
Net interest income ............................   109,062    114,954    116,536    116,345    110,267    109,062    110,267   (1.1)
Fully-taxable equivalent (FTE) adjustment ......     2,025      1,944      2,002      1,966      1,963      2,025      1,963    3.2
Net interest income, FTE .......................   111,087    116,898    118,538    118,311    112,230    111,087    112,230   (1.0)
Provision for loan losses ......................     2,848        474        180        343       (172)     2,848       (172)    NA
Noninterest income .............................    70,872     58,357     58,919     48,476     40,869     70,872     40,869   73.4
Noninterest expenses ...........................   120,731    117,328    116,767    109,044     99,582    120,731     99,582   21.2
Provision for income taxes .....................    20,755     20,541     21,724     20,214     18,564     20,755     18,564   11.8
Net income .....................................    35,600     34,968     36,784     35,220     33,162     35,600     33,162    7.4
Preferred stock dividend requirement ...........         9          9         10         10         10          9         10  (10.0)
Common stock dividend ..........................    13,981     12,869     12,882     12,771     12,565     13,981     12,565   11.3
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Balance Sheet - End of Period:
Trading account securities .....................   437,415    553,826    398,087    725,211    797,254    437,415    797,254  (45.1)
Securities available for sale .................. 2,044,257  1,993,797  2,087,639  2,127,690  1,960,075  2,044,257  1,960,075    4.3
Securities held to maturity ....................   243,915    252,622    260,485    268,114    270,039    243,915    270,039   (9.7)
Loans, net of unearned income .................. 8,183,306  8,173,678  7,745,350  7,282,550  6,674,067  8,183,306  6,674,067   22.6
Reserve for loan losses ........................  (131,603)  (133,855)  (134,653)  (132,714)  (134,216)  (131,603)  (134,216)  (1.9)
Total interest-earning assets ..................11,119,493 11,019,059 10,563,552 10,484,219  9,816,274 11,119,493  9,816,274   13.3
Intangible assets ..............................   149,828    166,199    171,583    160,737     12,698    149,828     12,698 1079.9
Other assets ................................... 1,051,592  1,097,579  1,004,407  1,222,675  1,050,527  1,051,592  1,050,527    0.1
Total assets ...................................12,189,310 12,148,982 11,604,889 11,734,917 10,745,283 12,189,310 10,745,283   13.4
Noninterest-bearing deposits ................... 1,655,669  1,719,388  1,734,255  1,843,559  1,556,498  1,655,669  1,556,498    6.4
Interest-bearing deposits ...................... 6,617,045  6,333,956  6,201,229  6,043,972  5,953,168  6,617,045  5,953,168   11.2
Total deposits ................................. 8,272,714  8,053,344  7,935,484  7,887,531  7,509,666  8,272,714  7,509,666   10.2
Short-term borrowed funds ...................... 2,076,923  2,345,139  2,298,101  2,411,385  1,848,100  2,076,923  1,848,100   12.4
Long-term debt .................................   683,785    685,426    292,058    312,005    297,538    683,785    297,538  129.8
Total interest-bearing liabilities ............. 9,377,753  9,364,521  8,791,388  8,767,362  8,098,806  9,377,753  8,098,806   15.8
Other liabilities ..............................   208,942    175,330    192,587    264,971    248,072    208,942    248,072  (15.8)
Minority equity in subsidiaries ................       285        269        270        259        260        285        260    9.6
Preferred stockholders' equity .................       610        629        668        675        685        610        685  (10.9)
Common stockholders' equity ....................   946,051    888,845    885,721    858,091    840,962    946,051    840,962   12.5
Parent company investment in subsidiaries ......   990,493    932,738    916,427    822,591    757,641    990,493    757,641   30.7
Off-balance sheet letters of credit ............   178,191    202,694    194,657    194,120    182,200    178,191    182,200   (2.2)
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Problem Assets - End of Period:
Nonaccruing loans:
  Commercial....................................     5,731      8,903      7,781      8,373      8,874      5,731      8,874  (35.4)
  Real estate: term residential.. ..............     4,545      4,876      3,694      3,744      3,595      4,545      3,595   26.4
  Real estate: term commercial..................     6,867      7,370      7,326      9,806     11,413      6,867     11,413  (39.8)
  Real estate: construction.....................     1,057      1,714      1,110      1,844      1,595      1,057      1,595  (33.7)
  Consumer......................................        97        168        173        203        139         97        139  (30.2)
  Leases........................................       908        837        148        640        895        908        895    1.5
Nonaccruing loans: renegotiated.................         0          0          0          0      1,257          0      1,257 (100.0)
Total nonaccruing loans.........................    19,205     23,868     20,232     24,610     27,768     19,205     27,768  (30.8)
ORE and other foreclosed assets.................     2,334      3,352      3,148      8,387     14,842      2,334     14,842  (84.3)
Total nonperforming assets......................    21,539     27,220     23,380     32,997     42,610     21,539     42,610  (49.5)
Accruing loans past due 90 days or more.........    11,518     12,001      9,265      9,184     10,318     11,518     10,318   11.6
Total problem assets............................    33,057     39,221     32,645     42,181     52,928     33,057     52,928  (37.5)
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Other Data - End of Period (not rounded to thousands):
Full-time equivalent employees..................     7,656      7,621      7,499      7,427      6,420      7,656      6,420   19.3
Domestic bank offices:
  First Security Bank of Utah...................       120        119        118        118        114        120        114    5.3
  First Security Bank of Idaho..................        91         91         91         87         87         91         87    4.6
  First Security Bank of New Mexico.............        27         27         26         26         26         27         26    3.8
  First Security Bank of Oregon.................        13         13         13         13         13         13         13    0.0
  First Security Bank of Nevada.................         5          5          5          5          5          5          5    0.0
  First Security Bank of Wyoming................         6          6          6          4          4          6          4   50.0
Total domestic bank offices.....................       262        261        259        253        249        262        249    5.2
=============================================== ========== ========== ========== ========== ========== ========== ========== ======

EOP: End of period.  EPS: Earnings Per Share.  DPS: Dividends Per Share.  NA: Not applicable.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                   1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr Year-To-Date 3 Months
                                                      1995       1994       1994       1994       1994       1995       1994   %Chg
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Balance Sheet - Average:
Trading account securities .....................   677,507    570,726    669,955    712,980    563,039    677,507    563,039   20.3
Securities available for sale .................. 1,976,800  2,059,821  2,108,122  2,002,866  1,763,348  1,976,800  1,763,348   12.1
Securities held to maturity ....................   250,957    246,917    263,979    267,384    302,717    250,957    302,717  (17.1)
Loans, net of unearned income .................. 8,133,412  7,928,754  7,489,686  6,993,753  6,547,493  8,133,412  6,547,493   24.2
Reserve for loan losses ........................  (133,747)  (135,325)  (134,492)  (134,270)  (135,122)  (133,747)  (135,122)  (1.0)
Deferred taxes on leases .......................   157,360    153,585    147,368    141,901    138,007    157,360    138,007   14.0
Total interest-earning assets, net of
  deferred taxes on leases .....................10,948,403 10,705,435 10,427,360  9,883,013  9,131,644 10,948,403  9,131,644   19.9
Intangible assets ..............................   164,105    169,375    169,246    117,508     12,104    164,105     12,104 1255.8
Other assets ...................................   984,449  1,034,843    980,263    948,086    914,282    984,449    914,282    7.7
Total assets ...................................12,120,570 11,927,913 11,589,745 10,956,238 10,060,915 12,120,570 10,060,915   20.5
Noninterest-bearing deposits ................... 1,545,225  1,684,321  1,641,041  1,616,036  1,522,496  1,545,225  1,522,496    1.5
Interest-bearing deposits ...................... 6,423,604  6,255,221  6,175,251  6,038,334  5,859,165  6,423,604  5,859,165    9.6
Total deposits ................................. 7,968,829  7,939,542  7,816,292  7,654,370  7,381,661  7,968,829  7,381,661    8.0
Short-term borrowed funds ...................... 2,348,062  2,310,480  2,388,601  1,955,541  1,360,105  2,348,062  1,360,105   72.6
Long-term debt .................................   684,497    586,407    306,808    300,304    276,130    684,497    276,130  147.9
Total interest-bearing liabilities ............. 9,456,163  9,152,108  8,870,660  8,294,179  7,495,400  9,456,163  7,495,400   26.2
Other liabilities ..............................   199,827    200,059    205,775    189,092    188,076    199,827    188,076    6.2
Minority equity in subsidiaries ................       276        270        265        259        266        276        266    3.8
Preferred stockholders' equity .................       616        650        671        683        699        616        699  (11.9)
Common stockholders' equity ....................   918,463    890,505    871,333    855,989    853,978    918,463    853,978    7.6
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Reconciliation of the Reserve for Loan Losses:
Balance, beginning of period ...................   133,855    134,653    132,714    134,216    134,848    133,855    134,848   (0.7)
Loans charged off:
  Commercial ...................................     1,074      1,052      1,015      2,667        887      1,074        887   21.1
  Real estate: term ............................       694        274        267        447        730        694        730   (4.9)
  Real estate: construction ....................        93          0        206          0        300         93        300  (69.0)
  Consumer: instalment .........................     9,425      8,098      5,719      4,304      4,759      9,425      4,759   98.0
  Consumer: credit card ........................     2,447      1,845      1,616      1,489      1,878      2,447      1,878   30.3
  Leases .......................................         0        104         12         86         37          0         37 (100.0)
Total loans charged off ........................    13,733     11,373      8,835      8,993      8,591     13,733      8,591   59.9
Recoveries on loans charged off:
  Commercial ...................................    (2,412)    (1,547)    (3,291)    (2,312)    (3,988)    (2,412)    (3,988) (39.5)
  Real estate: term ............................    (1,765)    (2,394)    (1,317)      (851)    (1,089)    (1,765)    (1,089)  62.1
  Real estate: construction ....................       (22)      (121)       (37)       (19)       (24)       (22)       (24)  (8.3)
  Consumer: instalment .........................    (3,930)    (3,562)    (2,624)    (2,552)    (2,363)    (3,930)    (2,363)  66.3
  Consumer: credit card ........................      (504)      (362)      (476)      (498)      (454)      (504)      (454)  11.0
  Leases .......................................         0        (27)      (514)      (271)        (7)         0         (7)(100.0)
Total recoveries of loans charged off ..........    (8,633)    (8,013)    (8,259)    (6,503)    (7,925)    (8,633)    (7,925)   8.9
Net loans charged off (recovered) ..............     5,100      3,360        576      2,490        666      5,100        666  665.8
Provision for loan losses ......................     2,848        474        180        343       (172)     2,848       (172)    NA
Acquisitions & reclassifications ...............         0      2,088      2,335        645        206          0        206 (100.0)
Balance, end of period .........................   131,603    133,855    134,653    132,714    134,216    131,603    134,216   (1.9)
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Selected Ratios (%):
Return on average assets .......................      1.19       1.16       1.26       1.29       1.34       1.19       1.34
Return on average stockholders' equity .........     15.71      15.57      16.74      16.49      15.74      15.71      15.74
Net interest margin, FTE .......................      4.06       4.37       4.55       4.79       4.92       4.06       4.92
Net interest spread, FTE .......................      3.41       3.75       3.98       4.23       4.32       3.41       4.32
Efficiency ratio:
  (nonint exp / (net int inc FTE + nonint inc))      66.35      66.95      65.80      65.38      65.04      66.35      65.04
Productivity ratio: (nonint exp / avg assets) ..      4.04       3.90       4.00       3.99       4.01       4.04       4.01
Stockholders' equity / assets ..................      7.77       7.32       7.64       7.32       7.83       7.77       7.83
Avg stockholders' equity / avg assets ..........      7.58       7.47       7.52       7.82       8.50       7.58       8.50
Tangible common equity / tangible assets .......      6.61       6.03       6.25       6.03       7.72       6.61       7.72
Loans / deposits ...............................     98.92     101.49      97.60      92.33      88.87      98.92      88.87
Loans / assets .................................     67.14      67.28      66.74      62.06      62.11      67.14      62.11
Reserve for loan losses EOP to:
  Total loans ..................................      1.61       1.64       1.74       1.82       2.01       1.61       2.01
  Nonaccruing loans ............................    685.25     560.81     665.54     539.27     483.35     685.25     483.35
  Nonaccruing + accruing lns past due 90 days ..    428.35     373.18     456.50     392.71     352.40     428.35     352.40
Nonaccruing loans / total loans ................      0.23       0.29       0.26       0.34       0.42       0.23       0.42
Nonaccrue + accrue loans past due / total lns ..      0.38       0.44       0.38       0.46       0.57       0.38       0.57
Nonperforming assets EOP to:
  Total loans + ORE ............................      0.26       0.33       0.30       0.45       0.64       0.26       0.64
  Total assets .................................      0.18       0.22       0.20       0.28       0.40       0.18       0.40
  Total equity .................................      2.28       3.06       2.64       3.84       5.06       2.28       5.06
  Total equity + reserve for loan losses .......      2.00       2.66       2.29       3.33       4.37       2.00       4.37
Problem assets EOP to:
  Total loans + ORE ............................      0.40       0.48       0.42       0.58       0.79       0.40       0.79
  Total assets .................................      0.27       0.32       0.28       0.36       0.49       0.27       0.49
  Total equity .................................      3.49       4.41       3.68       4.91       6.29       3.49       6.29
  Total equity + reserve for loan losses .......      3.07       3.83       3.20       4.25       5.42       3.07       5.42
Net loans charged off / average loans ..........      0.25       0.17       0.03       0.14       0.04       0.25       0.04
=============================================== ========== ========== ========== ========== ========== ========== ========== ======
Risk-Based Capital Ratios:                             FSC        FSB        FSB        FSB        FSB        FSB        FSB
As of March 31, 1995                             Consolidate     Utah      Idaho New Mexico     Oregon     Nevada    Wyoming
- ----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------
Tier 1 risk-based capital ratio (%) ............     10.00       9.93       8.82      11.33       9.51      10.69      10.48
Total (Tier 1+2) risk-based capital ratio (%) ..     12.12      11.56      11.09      12.59      10.77      11.95      11.74
Leverage Ratio (%) .............................      7.11       7.12       7.01       5.66       8.58       8.35       6.44
Tier 1 equity ..................................   861,677    400,960    258,825    106,572     34,127     25,360     13,082
Total (Tier 1+2) equity ........................ 1,044,698    466,501    325,301    118,441     38,613     28,342     14,657
Total risk-based assets - reserve for ln losses  8,618,071  4,036,149  2,933,812    940,632    358,671    237,166    124,827
=============================================== ========== ========== ========== ========== ========== ========== ========== ======

EOP: End of period.  EPS: Earnings Per Share.  DPS: Dividends Per Share.  NA: Not applicable.

FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
(Fully Taxable Equivalent; in thousands; unaudited)
For the Three Months Ended March 31, 1995 and 1994
    Average Balance      Yield/Rate %                                                Interest Inc/Exp (A)  Change   Changes Due To:
       1995        1994   1995   1994                                                     1995      1994  1995-94   Volume  Rate(B)
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        INTEREST-EARNING ASSETS / INCOME:
                                        Loans, net of unearned income and
  7,976,052   6,409,485   8.99   8.54     deferred taxes on leases (C)                 179,275   136,774   42,501   33,429    9,072
     65,550      89,728   5.72   3.15   Federal funds sold & RP's purchased                938       707      231     (191)     422
      1,537       3,327   4.68   3.61   Interest-bearing deposits other banks               18        30      (12)     (16)       4
    677,507     563,039   4.81   6.78   Trading account securities                       8,139     9,540   (1,401)   1,940   (3,341)
  1,980,286   1,763,348   5.91   5.28   Securities available for sale                   29,268    23,273    5,995    2,863    3,132
    247,471     302,717   7.98   5.39   Securities held to maturity                      4,937     4,077      860     (744)   1,604
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 10,948,403   9,131,644   8.13   7.64   TOTAL INTEREST-EARNING ASSETS / INCOME         222,575   174,401   48,174   37,281   10,893
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------

                                        INTEREST-BEARING LIABILITIES / EXPENSES:
                                        Interest-bearing deposits:
  1,078,892   1,055,537   1.96   1.70     NOW accounts                                   5,283     4,483      800       99      701
  2,356,254   2,484,118   3.59   2.91     Savings accounts                              21,130    18,102    3,028     (932)   3,960
    584,290     383,411   5.66   4.07     Time deposits $100,000 & over                  8,275     3,903    4,372    2,045    2,327
  2,404,168   1,936,099   5.21   4.28     Other time deposits                           31,300    20,705   10,595    5,006    5,589
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  6,423,604   5,859,165   4.11   3.22   TOTAL INTEREST-BEARING DEPOSITS                 65,988    47,193   18,795    6,218   12,577
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  2,173,435   1,310,034   5.61   3.08   Federal funds purchased & RP's sold             30,500    10,074   20,426    6,639   13,787
    174,627      50,071   6.59   4.73   Other short-term borrowings                      2,878       592    2,286    1,473      813
    684,497     276,130   7.08   6.25   Long-term debt                                  12,122     4,312    7,810    6,377    1,433
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  9,456,163   7,495,400   4.72   3.32   TOTAL INTEREST-BEARING LIABILITIES / EXPENSES  111,488    62,171   49,317   14,489   16,033
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                          8.13   7.64   Interest income / earning assets
                          4.07   2.72   Interest expense / earning assets
                        ------ ------   --------------------------------------------
                          4.06   4.92   Net interest income / earning assets           111,087   112,230   (1,143)  22,792   (5,140)
                                        Less fully taxable equivalent adjust             2,025     1,963       62
                        ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED INCOME STATEMENTS                109,062   110,267   (1,205)
=========== =========== ====== ======   ============================================ ========= ========= ======== ======== ========

(A) Interest and rates are presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% in 1995 and 1994.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
(C) Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $4,503 and $4,056 for the 1995 and 1994 quarters, respectively.

FIRST SECURITY CORPORATION
LOANS
(in thousands; unaudited)
                                              March 31, 1995  December 31, 1994     March 31, 1994
                                                      %Total             %Total             %Total  Mar/Mar
                                              Balance  Loans     Balance  Loans     Balance  Loans     %Chg
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial / Industrial ..................  1,425,606   17.4   1,390,620   17.0   1,183,692   17.7     20.4
Agricultural .............................    246,327    3.0     291,807    3.6     231,352    3.5      6.5
Other Commercial .........................    179,466    2.2     153,365    1.9     121,299    1.8     48.0
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  TOTAL COMMERCIAL LOANS                    1,851,399   22.6   1,835,792   22.5   1,536,343   23.0     20.5
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
Residential Real Estate Loans:
  Term ...................................  1,504,804   18.4   1,560,700   19.1   1,155,522   17.3     30.2
  Home equity ............................    374,055    4.6     358,858    4.4     288,739    4.3     29.5
  Construction ...........................    200,961    2.5     180,544    2.2     152,279    2.3     32.0
  Construction Land ......................      3,326    0.0       5,798    0.1       8,523    0.1    (61.0)
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Total Residential Real Estate Loans     2,083,146   25.5   2,105,900   25.8   1,605,063   24.0     29.8
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Commercial Real Estate (CRE) Loans:
  Term: owner occupied ...................    366,930    4.5     367,990    4.5     366,711    5.5      0.1
  Term: nonowner occupied ................    498,562    6.1     479,100    5.9     419,777    6.3     18.8
  Construction: owner occupied ...........     78,179    0.9      53,989    0.7      42,816    0.7     82.6
  Construction: nonowner occupied ........     82,504    1.0      78,145    0.9      48,860    0.7     68.9
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Subtotal: CRE Owner Occupied              445,109    5.4     421,979    5.2     409,527    6.2      8.7
    Subtotal: CRE Nonowner Occupied           581,066    7.1     557,245    6.8     468,637    7.0     24.0
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Commercial Land ........................     40,930    0.5      43,331    0.5      55,075    0.8    (25.7)
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Total Commercial Real Estate Loans      1,067,105   13.0   1,022,555   12.5     933,239   14.0     14.3
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Farm Land ................................     11,871    0.1      13,966    0.1      13,077    0.2     (9.2)
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             3,162,122   38.6   3,142,421   38.4   2,551,379   38.2     23.9
  Memo: Total RE Term Loans ..............  2,790,662   34.1   2,819,051   34.5   2,292,692   34.3     21.7
  Memo: Total RE Construction Loans ......    371,460    4.5     323,370    3.9     258,687    3.9     43.6
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Consumer Loans:
Auto .....................................  2,136,836   26.1   2,129,128   26.0   1,660,977   24.9     28.6
Student ..................................     88,896    1.1     130,158    1.6     115,935    1.8    (23.3)
Credit Card Receivables ..................    296,940    3.6     306,270    3.7     274,054    4.1      8.4
Other Consumer ...........................    306,414    3.8     288,392    3.5     255,144    3.8     20.1
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,829,086   34.6   2,853,948   34.9   2,306,110   34.6     22.7
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Leases:
TOTAL LEASES .............................    340,699    4.2     341,517    4.2     280,235    4.2     21.6
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               8,183,306  100.0   8,173,678  100.0   6,674,067  100.0     22.6
  Memo: Unearned Income ..................     (6,018)            (7,380)           (10,964)          (45.1)
Reserve for Loan Losses ..................   (131,603)          (133,855)          (134,216)           (1.9)
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                            8,051,703          8,039,823          6,539,851            23.1
========================================= =========== ====== =========== ====== =========== ====== ========

FIRST SECURITY CORPORATION
MERGERS AND ACQUISITIONS
(unaudited)
Acquisition                                                                              Offices      Assets    Deposits
Date:  Type:              Acquired Institution:                 Home Office:            Acquired:      $ 000       $ 000
- ------ ------------------ ------------------------------------- ----------------------- -------- ----------- -----------
 1994:
18-Feb Purchase           Equality State Bank                   2 branches only, WY            2      31,399      30,545
29-Apr Purchase           CrossLand Mortgage Acquisition Corp.  Salt Lake City, UT            60     328,068         -
20-May Pool-of-interests  Community First Bank                  Clearfield, UT                 5      75,242      62,602
18-Jul Purchase           American Ban Corporation              Boise, ID                      4      75,816      50,914
23-Aug Purchase           Star Valley State Bank                Afton, WY                      2      73,578      57,930
 1995:
13-Feb Pool-of-interests  Gaskill Insurance Agency, Inc.        Ogden, Utah                    2       1,447         -
17-Mar Purchase           Performance Mortgage Corp.            Certain assets only            9         705         -

- ------ ------------------ ------------------------------------- ----------------------- -------- ----------- -----------
                          TOTALS                                                              84     586,255     201,991
====== ================== ===================================== ======================= ======== =========== ===========

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   FSCO and its subsidiaries are subject to various claims and legal actions filed or threatened by customers and others in connection with FSCO's regular business activities. In all litigation filed against it, FSCO vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction, and are disclosed in required filings with the SEC. Since the filing of FSCO's 1994 Annual Report on Form 10-K, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC.

Item 4. Submission of Matters to a Vote of Security Holders

   At the regularly scheduled annual meeting of shareholders held on April 24, 1995, there were 41,300,710.7 voting shares present or represented by proxy, which was equal to 82.66% of all voting shares outstanding. Votes were taken on the following Shareholder Proposals:

   * Shareholder Proposal #1 "To elect a Board of Directors to serve for the ensuing year". All current members of the Board of Directors were nominated for re-election by Management, and all nominees listed in the proxy statement were elected by the margins noted:
                                     Votes          Votes
      Nominee:                        For:       Against:     Abstain:       %
      James C. Beardall       41,114,062.7      117,882.0     65,241.0    99.6
      Rodney H. Brady         41,166,977.0       80,248.7     52,365.0    99.7
      James E. Bruce          41,151,846.6       89,638.1     58,126.0    99.7
      Thomas D. Dee II        38,659,986.6    2,581,109.2     58,515.0    93.6
      Spencer F. Eccles       41,183,846.6       64,703.2     51,061.0    99.7
      Morgan J. Evans         41,184,243.2       65,181.6     50,186.0    99.7
      Dr. David P. Gardner    41,155,839.5       83,448.2     60,323.0    99.7
      Robert H. Garff         41,110,927.0      122,516.7     66,167.0    99.6
      U. Edwin Garrison       41,147,349.1      100,324.6     50,837.0    99.7
      David B. Haight         41,090,154.7      137,840.1     72,716.0    99.5
      Jay Dee Harris          41,122,141.2      107,002.5     70,467.0    99.6
      Robert T. Heiner        41,051,502.2      146,256.5     50,752.0    99.4
      Karen H. Huntsman       41,140,982.6      105,830.1     52,798.0    99.7
      G. Frank Joklik         40,982,990.2      243,280.5     73,340.0    99.3
      B. Z. Kastler           41,089,419.6      123,241.1     85,950.0    99.5
      Joseph G. Maloof        40,802,455.1      444,244.6     52,911.0    98.8
      Scott S. Parker         41,179,148.3       68,845.4     51,617.0    99.7
      Dr. Arthur K. Smith     41,050,252.3      134,277.4     64,281.0    99.4
      James L. Sorenson       40,892,205.0      290,181.7    117,224.0    99.1
      Harold J. Steele        41,121,365.2      118,840.5     59,405.0    99.6

      Howard W. Hunter, President of The Church of Jesus Christ of Latter-day Saints and a member of FSCO's Board of Directors for 24 years, passed away on March 3, 1995.

   * Shareholder Proposal #2 "To consider and vote on the proposed 1994 Employee Stock Purchase Plan, which will provide management with the authority to grant employees the right to purchase up to an aggregate of 1,000,000 shares of the Company's common stock through general offerings at fair market value made from time to time during the term of the Plan."
                                     Votes          Votes
                                      For:       Against:     Abstain:       %
                              40,042,867.3      868,306.7     99,205.0    97.0

   * Shareholder Proposal #3 "To consider and vote on the proposed 1995 Non-Employee Director Stock Option Plan, which establishes a mechanism for the automatic grant of stock options, with exercise prices at fair market value as of the date of grant, to non-employee Directors of the Company on a periodic basis, and which reserves an aggregate of 500,000 shares of the Company's common stock for option exercises by non-employee Directors under the terms of the Plan."
                                     Votes          Votes
                                      For:       Against:     Abstain:       %
                              38,585,899.3    2,321,870.3    104,455.0    93.5

   * Shareholder Proposal #4 "To consider and vote on amendments to the Incentive Savings Plan, including an amendment which will create an Employee Stock Ownership Plan (ESOP) within the Plan, and amendments to expand the available choices for employee-directed investment under the Plan."
                                     Votes          Votes
                                      For:       Against:     Abstain:       %
                              38,981,739.4    1,270,724.3    105,995.0    94.4


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

FIRST SECURITY CORPORATION

DATE:  May 11, 1995       BY__[SIGNED]________________________________________
                          Scott C. Ulbrich
                          Executive Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                    # # #