Form 10-Q
period 1995-06-30
FIRST SECURITY CORP /UT/
filed 1995-08-11
CIK 312367

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   June 30, 1995
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

                           Yes [X]       No

As of July 31, 1995, outstanding shares of Common Stock, par value $1.25 were 49,983,175 shares (net of 387,032 treasury shares).

FIRST SECURITY CORPORATION
INDEX

Part I. Financial Information
   Item 1. Financial Statements:
      Condensed Consolidated Income Statements
         Three Months and Year-To-Date Six Months Ended
         June 30, 1995 and 1994
      Condensed Consolidated Balance Sheets
         June 30, 1995, December 31, 1994, and June 30, 1994
      Condensed Consolidated Statements of Cash Flows
         Year-To-Date Six Months Ended
         June 30, 1995 and 1994
      Notes to Condensed Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Management's Discussion and Analysis of Financial Condition and
         Results of Operations
      Supplemental Tables:
         Financial Highlights, Risk-Based Capital Ratios
         Rate / Volume Analysis
         Loans
         Mergers and Acquisitions

Part II. Other Information
   Item 1. Legal Proceedings
   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data; unaudited)
                                                                     Three Months         Year-To-Date 6 Months
For the Periods Ended June 30, 1995 and 1994                      1995       1994    %Chg       1995       1994    %Chg
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
INTEREST INCOME:
Interest & fees on loans ...................................   191,075    146,781    30.2    369,537    282,784    30.7
Federal funds sold & securities purchased ..................     1,869        369   406.5      2,807      1,076   160.9
Interest-bearing deposits in other banks ...................        12         16   -25.0         30         46   -34.8
Trading account securities .................................     5,317     11,427   -53.5     13,452     20,953   -35.8
Securities available for sale ..............................    31,221     27,019    15.6     60,482     50,268    20.3
Securities held to maturity ................................     3,574      3,193    11.9      7,310      6,116    19.5
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  TOTAL INTEREST INCOME                                        233,068    188,805    23.4    453,618    361,243    25.6
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
INTEREST EXPENSE:
Deposits ...................................................    76,535     48,701    57.2    142,523     95,894    48.6
Short-term borrowings ......................................    25,853     19,042    35.8     59,231     29,708    99.4
Long-term debt .............................................    12,078      4,717   156.1     24,200      9,029   168.0
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  TOTAL INTEREST EXPENSE                                       114,466     72,460    58.0    225,954    134,631    67.8
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
NET INTEREST INCOME:
  NET INTEREST INCOME                                          118,602    116,345     1.9    227,664    226,612     0.5
Provision for loan losses ..................................     3,742        343   991.0      6,590        171     NM
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          114,860    116,002    -1.0    221,074    226,441    -2.4
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
NONINTEREST INCOME:
Service charges on deposit accounts ........................    16,790     15,610     7.6     33,157     30,470     8.8
Other service charges, collections, commissions, & fees ....     8,645      6,859    26.0     16,062     13,116    22.5
Bankcard servicing fees & third-party processing fees ......     5,998      8,467   -29.2     11,980     17,178   -30.3
Fiduciary (trust) commissions & fees .......................     5,192      5,105     1.7     10,222      9,958     2.7
Insurance commissions & fees ...............................     3,466      3,161     9.6      7,161      5,762    24.3
Sales of loans & servicing rights gains (losses) ...........    12,906      5,789   122.9     26,320      9,136   188.1
Servicing fees on loans sold ...............................     6,021      5,262    14.4     12,640      6,756    87.1
Securities gains (losses) ..................................        29       (247)    NM         932          2     NM
Trading account securities gains (losses) ..................      (377)    (3,188)   88.2      5,296     (6,498)    NM
Other ......................................................     5,608      1,658   238.2     11,380      3,465   228.4
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  TOTAL NONINTEREST INCOME                                      64,278     48,476    32.6    135,150     89,345    51.3
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  TOTAL INCOME                                                 179,138    164,478     8.9    356,224    315,786    12.8
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits ...............................    63,624     54,246    17.3    125,812    103,557    21.5
Advertising ................................................     1,937      2,573   -24.7      4,014      3,917     2.5
Amortization of intangibles ................................     4,682      4,044    15.8      9,733      4,805   102.6
Bankcard interbank interchange .............................     4,103      3,659    12.1      8,574      7,330    17.0
Furniture & equipment ......................................     8,011      7,747     3.4     17,234     14,421    19.5
Insurance ..................................................     6,070      6,136    -1.1     12,058     11,482     5.0
Occupancy, net .............................................     6,911      6,366     8.6     13,940     12,117    15.0
Other real estate expense & loss provision (recovery) ......      (522)    (2,495)   79.1     (1,021)    (2,467)   58.6
Stationery & supplies ......................................     4,380      3,773    16.1      8,450      7,776     8.7
Telephone ..................................................     3,253      2,808    15.8      6,353      5,258    20.8
Other ......................................................    18,913     20,187    -6.3     36,946     40,430    -8.6
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  TOTAL NONINTEREST EXPENSES                                   121,362    109,044    11.3    242,093    208,626    16.0
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  INCOME BEFORE INCOME TAX PROVISION                            57,776     55,434     4.2    114,131    107,160     6.5
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
PROVISION FOR INCOME TAXES:
Operating earnings .........................................    21,533     20,304     6.1     41,953     38,782     8.2
Securities gains (losses) ..................................        10        (90)    NM         345         (4)    NM
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  TOTAL PROVISION FOR INCOME TAXES                              21,543     20,214     6.6     42,298     38,778     9.1
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------

  NET INCOME                                                    36,233     35,220     2.9     71,833     68,382     5.0
=========================================================== ========== ========== ======= ========== ========== =======
Preferred stock dividend requirement .......................         9         10   -10.0         18         20   -10.0
- ----------------------------------------------------------- ---------- ---------- ------- ---------- ---------- -------
  NET INCOME APPLICABLE TO COMMON STOCK                         36,224     35,210     2.9     71,815     68,362     5.1
=========================================================== ========== ========== ======= ========== ========== =======
EARNINGS PER COMMON SHARE:
Earnings per common share: primary .........................      0.72       0.71     1.4       1.42       1.38     2.9
Earnings per common share: fully diluted ...................      0.71       0.71     0.0       1.41       1.38     2.2
Common stock shares outstanding: average primary ...........    50,710     49,687     2.1     50,638     49,502     2.3
Common stock shares outstanding: average fully diluted .....    50,850     49,845     2.0     50,780     49,662     2.3
=========================================================== ========== ========== ======= ========== ========== =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred Stock ($3.15 annual rate) ........................      0.79       0.79     0.0       3.15       3.15     0.0
Common stock ...............................................      0.28       0.26     7.7       0.56       0.52     7.7
=========================================================== ========== ========== ======= ========== ========== =======

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)
                                                                            June 30 December 31     June 30 Jun/Jun
                                                                               1995        1994        1994   % Chg
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks ..................................................    665,066     678,353     763,432   -12.9
Federal funds sold & securities purchased under resale agreements ......    118,158      43,551      79,459    48.7
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  Total cash & cash equivalents                                             783,224     721,904     842,891    -7.1
Interest-bearing deposits in other banks ...............................      1,116       1,585       1,195    -6.6
Trading account securities .............................................    477,560     553,826     725,211   -34.1
Securities available for sale, at fair value ...........................  2,086,509   1,993,797   2,127,690    -1.9
  (Amortized Cost: $2,090,829; $2,080,408; $2,169,851; respectively)
Securities held to maturity, at cost ...................................    251,982     252,622     268,114    -6.0
  (Fair value: $254,967; $249,971; $269,397; respectively)
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
Loans, net of unearned income ..........................................  8,356,657   8,173,678   7,282,550    14.7
  (Unearned income: $6,030; $7,380; $11,987; respectively)
Reserve for loan losses ................................................   (130,388)   (133,855)   (132,714)   -1.8
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  Total loans, net                                                        8,226,269   8,039,823   7,149,836    15.1
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
Premises & equipment, net ..............................................    200,670     188,418     164,074    22.3
Accrued income receivable ..............................................     81,833      85,655      65,836    24.3
Other real estate & other foreclosed assets ............................      4,340       3,352       8,387   -48.3
Other assets ...........................................................    167,307     141,801     220,946   -24.3
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
Goodwill ...............................................................    103,648     106,827      92,131    12.5
Mortgage servicing rights ..............................................     39,181      56,147      64,438   -39.2
Other intangible assets ................................................      2,540       3,225       4,168   -39.1
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  Total intangible assets ..............................................    145,369     166,199     160,737    -9.6
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  TOTAL ASSETS                                                           12,426,179  12,148,982  11,734,917     5.9
======================================================================= =========== =========== =========== =======
LIABILITIES:
Noninterest-bearing deposits ...........................................  1,748,031   1,719,388   1,843,559    -5.2
Interest-bearing deposits ..............................................  6,843,356   6,333,956   6,043,972    13.2
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  Total deposits                                                          8,591,387   8,053,344   7,887,531     8.9
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements ..  1,732,140   2,160,587   2,333,260   -25.8
U.S. Treasury demand notes .............................................     32,959      33,552      23,022    43.2
Other short-term borrowings ............................................    154,994     151,000      55,103   181.3
Accrued income taxes ...................................................    124,425      81,710      84,359    47.5
Accrued interest payable ...............................................     34,134      27,709      19,587    74.3
Other liabilities ......................................................     98,790      65,911     161,025   -38.6
Long-term debt .........................................................    666,858     685,426     312,005   113.7
Minority equity in subsidiaries ........................................        298         269         259    15.1
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES                                                      11,435,985  11,259,508  10,876,151     5.1
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity: Series "A" $3.15 cumulative convertible         594         629         675   -12.0
  (Shares outstanding: 11; 12; 13; respectively)
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock:  par value $1.25 .........................................     62,949      62,446      62,323     1.0
  (Shares outstanding: 50,324; 49,957; 49,859; respectively)
Paid-in surplus ........................................................    148,520     142,928     136,928     8.5
Retained earnings ......................................................    790,313     746,454     700,582    12.8
Net unrealized gain (loss) on securities available for sale ............     (2,884)    (54,341)    (26,548)  -89.1
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  Subtotal                                                                  998,898     897,487     873,285    14.4
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
Common treasury stock, at cost .........................................     (9,298)     (8,642)    (15,194)  -38.8
  (Shares: 383; 362; 682; respectively)
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  Total common stockholders' equity                                         989,600     888,845     858,091    15.3
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  TOTAL STOCKHOLDERS' EQUITY                                                990,194     889,474     858,766    15.3
- ----------------------------------------------------------------------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               12,426,179  12,148,982  11,734,917     5.9
======================================================================= =========== =========== =========== =======

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)
                                                                                Year-To-Date 6 Months
For the Periods Ended June 30, 1995 and 1994                                      1995           1994
- ----------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                         444,421        349,513
- ----------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale ...................         7,288        476,399
Redemption of matured securities available for sale ....................       507,171        288,157
Redemption of matured securities held to maturity ......................        42,409         61,255
Purchases of securities available for sale .............................      (558,558)    (1,403,514)
Purchases of securities held to maturity ...............................        (7,016)       (32,910)
Net (increase) decrease in interest-bearing deposits in other banks ....           694         15,266
Net (increase) decrease in loans .......................................      (418,067)      (954,879)
Purchases of premises and equipment ....................................       (19,134)       (16,954)
Proceeds from sales of other real estate ...............................         4,450         19,807
Payments to improve other real estate ..................................          (362)        (1,275)
Net cash (paid for) received from acquisitions .........................           603       (101,909)
- ----------------------------------------------------------------------- -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                         (440,522)    (1,650,557)
- ----------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ....................................       538,043        290,677
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes ..........      (429,040)       925,528
Proceeds from issuance of nonrecourse debt on leveraged leases .........             0              0
Payments on nonrecourse debt on leveraged leases .......................       (13,564)       (14,976)
Proceeds from issuance of long-term debt and short-term borrowings .....            18        124,171
Payments on long-term debt and short-term borrowings ...................       (14,826)      (206,096)
Proceeds from issuance of common stock and sales of treasury stock .....         8,170          5,202
Purchases of treasury stock ............................................        (3,405)       (10,246)
Dividends paid .........................................................       (27,975)       (25,356)
- ----------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             57,421      1,088,904
- ----------------------------------------------------------------------- -------------- --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         61,320       (212,140)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 721,904      1,055,031
- ----------------------------------------------------------------------- -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       783,224        842,891
======================================================================= ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- ----------------------------------------------------------------------- -------------- --------------
CASH PAID (RECEIVED) FOR:
  Interest .............................................................       219,529        132,473
  Income taxes .........................................................        29,038         32,122
======================================================================= ============== ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred shares to common shares:
    Preferred shares converted .........................................           298            544
    Common shares issued ...............................................         3,615          6,597
    Conversion value ...................................................            16             29
Transfer of loans to other real estate..................................         3,887          7,257
Securities transferred from held to maturity to available for sale
  in conjunction with adoption of SFAS No. 115 .........................             0      1,417,217
Net unrealized gain (loss) on securities available for sale
  (included in stockholders' equity) ...................................        51,497         26,548
Pooling-of-interests acquisitions:
  Assets acquired ......................................................         1,874         75,242
  Liabilities assumed ..................................................         1,235         63,680
  FSC shares issued ....................................................           134        842,118
Purchase acquisitions:
  Fair value of assets acquired ........................................             0        359,519
  Liabilities assumed ..................................................             0        244,588
  Cash paid for the capital stock ......................................             0        116,233
======================================================================= ============== ==============

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of First Security Corporation ("FSCO") contain all adjustments (consisting of normal recurring accruals) necessary to present fairly: FSCO's results of operations for the three months and the year-to-date six months in the periods ended June 30, 1995 and 1994; FSCO's financial position as of June 30, 1995, December 31, 1994, and June 30, 1994; and cash flows for the year-to-date six months in the periods ended June 30, 1995 and 1994.

2. The results of operations for the three months and the year-to-date six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase transactions and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition, from 5 acquisitions completed in 1994 and 3 acquisitions completed in year-to-date 1995 (see: Supplemental Tables "Mergers and Acquisitions"). Under applicable accounting rules, those acquisitions acquired as pooling-of-interests mergers were not material to FSCO's consolidated operations, so historical amounts were not restated.
   * On May 31, 1995, First Security Insurance, Inc. acquired CKC Insurance (located in Salem, Oregon) with 1 office and $427 thousand in assets. This acquisition was accounted for using the pooling-of-interests method of accounting.
   * The April 29, 1994 acquisition of CrossLand Mortgage Acquisition Corporation ("CrossLand Mortgage") created $63.85 million in purchased mortgage servicing rights and $85.05 million in goodwill carried as intangible assets on FSCO's condensed consolidated balance sheets.

4. On July 17, 1995, FSCO issued $125 million of 7.00% Subordinated Notes due July 15, 2005.

5. On July 31, 1995, FSCO securitized and sold $251 million of direct and indirect auto loans and recognized a net after tax loss of $773 thousand. FSCO will continue to service these loans for the investors.

                                    # # #

PART 1. FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition ("MDA")

ANALYSIS OF RESULTS OF OPERATIONS

   First Security Corporation ("FSCO") earned net income totaling $71.83 million for the first six months of 1995, an increase of $3.45 million (5.0%) from $68.38 million earned in the corresponding period in 1994 (see Financial
Statements: "Condensed Consolidated Income Statements"; and Supplemental Tables "Financial Highlights"). Net income for year-to-date 1995 generated a 1.20% return on average assets ("ROAA") and a 15.29% return on average equity ("ROAE"), compared with a 1.31% ROAA and 16.12% ROAE for the year-ago period. Fully-diluted earnings per share year to date were $1.41, up $0.03 (2.2%) from $1.38 for the year-ago period.
   Net income was $36.23 million for the second quarter of 1995, up $1.01 million (2.9%) from $35.22 million earned in the second quarter of 1994. Net income for the quarter generated a 1.21% ROAA and a 14.91% ROAE, compared with a 1.29% ROAA and 16.49% ROAE for the year-ago quarter. Fully-diluted earnings per share for the quarter were $0.71, unchanged from the year-ago quarter.
   FSCO's results of operations have been substantially impacted by recent acquisitions (see: MDA "Mergers and Acquisitions"). As a result, FSCO's results of operations for the year-to-date and second quarter of 1995 may not be comparable with the corresponding periods for 1994.

Net Interest Income
   Net interest income on a fully-taxable equivalent ("FTE") basis totaled $231.56 million for year-to-date 1995, up $1.02 million (0.4%) from the year-ago period, and was $120.48 million for the second quarter of 1995, up $2.17 million (1.8%) from the year-ago quarter (see: Supplemental Tables "Financial Highlights" and "Rate / Volume Analysis"). Net interest income FTE for the second quarter was up $9.39 million (8.5%) from the first quarter of 1995.
   The net interest margin was 4.26% for the year to date, down from 4.85% for the year-ago period, and was 4.45% for the second quarter, down from 4.79% for the year-ago quarter. However, the 4.45% second quarter net interest margin reversed the previous five-quarter downward trend, rising from a 4.06% low in the first quarter of 1995. This first-to-second quarter increase was primarily due to higher yields on interest-earning assets combined with lower expenses associated with a 24.98% reduction in average short-term borrowed funds, partially offset by higher overall deposit costs.

Provision for Loan Losses
   The provision for loan losses totaled $6.59 million for year-to-date 1995, up from $171 thousand for the year-ago period, and was $3.74 million for the second quarter of 1995, up from $343 thousand for the year-ago quarter (see:
MDA "Interest-Earning Assets and Asset Quality - Reserve For Loan Losses"; and Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases were due to higher net loans charged off, which totaled $10.06 million for year-to-date 1995, up $6.90 million (218.7%) from the year-ago period, and were $4.96 million for the quarter, up $2.47 million (99.1%) from the year-ago quarter.
   The ratio of net loan chargeoffs to average loans was near historical lows at 0.25% for the year to date and 0.24% for the second quarter, although up from 0.09% for the year-ago period and 0.14% for the year-ago quarter, respectively, and 0.10% for all of 1994.

Noninterest Income
   Noninterest income totaled $135.15 million for year-to-date 1995, up $45.81 million (51.3%) from the year-ago period, and was $64.28 million for the second quarter of 1995, up $15.80 million (32.6%) from the year-ago quarter (see: Financial Statements "Condensed Consolidated Income Statements"). This increase was due in part to FSCO's continued emphasis on increasing and diversifying its sources of noninterest income, plus the impact of CrossLand Mortgage on real estate lending activities. During both the year to date and second quarter, FSCO generated increases in every noninterest income category, except in bankcard servicing fees & third-party processing fees where FSCO had previously reduced its operations. The increases in the gains on investment and trading account securities were due to FSCO's active securities management strategies and improvements in the securities markets.
   The acquisition of CrossLand Mortgage has further diversified FSCO's noninterest income and increased the ratio of noninterest income to total income for year-to-date 1995 to 37.25%, up from 28.28% for the year-ago period.

Noninterest Expenses
   Noninterest expenses totaled $242.09 million for year-to-date 1995, up $33.47 million (16.0%) from the year-ago period, and were $121.36 million for the second quarter of 1995, up $12.32 million (11.3%) from the year-ago quarter (see: Financial Statements "Condensed Consolidated Income Statements"). This increase was primarily due to volume-related growth and acquisitions.
   Noninterest expenses for the second quarter remained essentially unchanged from the first quarter of 1995. This was a direct result of FSCO's commitment to control costs.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 66.02% for year-to-date 1995, compared with 65.22% for the year-ago period and 65.82% for all of 1994, and was 65.69% for the second quarter of 1995, compared with 65.38% for the year-ago quarter.
   FSCO has improved its operating expense ratio for two quarters in a row, decreasing it by 126 basis points from 66.95% in the fourth quarter of 1994 and 66 basis points from 66.35% in the first quarter of 1995.

ANALYSIS OF FINANCIAL CONDITION

   In the second quarter of 1995, FSCO continued to increase its interest-earning assets, maintain strong asset quality, improve its liquidity, and maintain a well-capitalized position, as compared with June 30, 1994 and December 31, 1994.
   FSCO's assets totaled $12.43 billion at June 30, 1995, up $691 million (5.9%) from June 30, 1994, and up $277 million (2.3%) from December 31, 1994. Total earning assets were $11.29 billion at quarter end, up $808 million (7.7%) from one year ago, and up $273 million (2.5%) from the year end (see:
MDA "Interest-Earning Assets and Asset Quality"). Growth in the loan portfolio was the primary factor for the increases. Fluctuations in other assets and other liabilities were in part due to accounts receivable and accounts payable related to unsettled transactions arising from the purchase and sale of securities. Intangible assets were $145.37 million at June 30, 1995, down $15.37 million (9.6%) from June 30, 1994, and down $20.83 million (12.5%) from December 31, 1994. These decreases were due to the effects of ongoing amortization plus a reduction of the intangibles associated with the sale of mortgage servicing rights.
   FSCO's liabilities totaled $11.44 billion at June 30, 1995, up $560 million (5.1%) from June 30, 1994, and up $176 million (1.6%) from December 31, 1994. Total interest-bearing liabilities were $9.43 billion at quarter end, up $663 million (7.6%) from one year ago in support of loan growth, and essentially unchanged from year end (see: MDA "Liquidity").
   Stockholders' equity in FSCO increased to a record $990.19 million at June 30, 1995, up $131.43 million (15.3%) from June 30, 1994, and up $100.72 million (11.3%) from December 31, 1994 (see: MDA "Stockholders' Equity and Capital Adequacy"). This growth was due to record earnings and an improvement in the SFAS 115 net unrealized loss on securities available for sale (see:
Note 4. to Condensed Consolidated Financial Statements).
   FSCO's financial condition is discussed in greater detail in the following MDA sections "Interest-Earning Assets and Asset Quality", "Liquidity", and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS and ASSET QUALITY

Loans
   FSCO's borrowers reside primarily in states where FSCO has its banking offices as well as in contiguous market areas. FSCO has policies and procedures designed to maintain the quality of its loans. These include setting underwriting standards for new credits and the continuous monitoring and reporting of asset quality and adequacy of the reserve for loan losses. These policies were discussed in greater detail in FSCO's 1994 Form 10-K:
"Interest-Earning Assets and Asset Quality - Loans".
   FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, totaled $8.36 billion at June 30, 1995, up $1.07 billion (14.7%) from June 30, 1994, and up $183 million (2.2%) from December 31, 1994 (see:
Supplemental Tables "Loans Outstanding"). The increase from one year ago was due primarily to increased lending activity, especially in consumer loans and residential mortgages, plus the positive impact of acquisitions.
   The ratio of loans to assets was 67.25% at June 30, 1995, compared with 62.06% one year ago and 67.28% at year-end.
   The components of FSCO's loan portfolio at June 30, 1995, compared with June 30, 1994, and December 31, 1994, respectively, included:
   * Commercial loans were $1.91 billion, up $269 million (16.4%) from one year ago, and up $75 million (4.1%) from year end. This growth was due primarily to a broad-based business expansion in FSCO's market areas with increases in loans to customers of all sizes.
   * Real estate secured loans were $3.29 billion, up $455 million (16.0%) from one year ago, and up $151 million (4.8%) from year end. This growth was due in large part to significant increases in residential construction loans to builders and home equity loans. In addition, there was more modest increases in commercial real estate and permanent residential real estate loans. For balance sheet management purposes, FSCO did not retain all newly-originated fixed-rate mortgage loans but continued to sell some of these loans to secondary markets.
   * Consumer loans were $2.78 billion, up $282 million (11.3%) from one year ago, and remained essentially unchanged from year end. The increase from one year ago was due primarily to growth in indirect auto loans, reflecting FSCO's position as the leading consumer lender in the Corporation's FSCO's primary market area.

Problem Assets
   Problem assets were reduced to $34.12 million at June 30, 1995, down $8.06 million (19.1%) from June 30, 1994, and down $5.10 million (13.0%) from December 31, 1994 (see: Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). These decreases were due to a healthy regional economy and continued high loan underwriting standards. Despite a general downward trend in problem assets since 1991, it has been FSCO's experience that economic cycles and loan-specific events cause fluctuations in problem assets, sometimes with little or no warning. FSCO carefully considers these potential fluctuations in the analysis of its reserve for loan losses.
   The ratio of total problem assets to total loans and ORE was 0.41% at quarter end, down from 0.58% one year ago and 0.48% at year end.
   The components of FSCO's problem assets at June 30, 1995, compared with June 30, 1994, and December 31, 1994, respectively, included:
   * Nonaccruing loans were $18.70 million, down $5.91 million (24.0%) from one year ago, and down $5.17 million (21.6%) from year end. The ratio of nonaccruing loans to total loans was 0.22%, down from 0.34% and 0.29%.
   * ORE and other foreclosed assets were $4.34 million, down $4.05 million (48.3%) from one year ago, but up $988 thousand (29.5%) from year end. The decrease from one year ago was due in part to the resolution of older problem assets, while the increase from year end was in part due to a decrease in the ORE valuation reserve. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $11.08 million, up $1.89 million (20.6%) from one year ago, but down $925 thousand (7.7%) from year end.
   Potential problem loans identified by FSCO were $23.42 million at June 30, 1995, up $4.24 million (22.1%) from $19.18 at June 30, 1994, and up $10.32 million (76.7%) from $13.25 at December 31, 1994. The increase from one year ago was due primarily to $3.77 million of potential problem loans identified by CrossLand Mortgage, which was acquired by FSCO one year ago. The increase from year end was due to a combination of agricultural and small commercial loans plus the impact of CrossLand Mortgage. Potential problem loans consisted primarily of small commercial loans, agricultural loans, and 1-4 residential term loans.

Reserve for Loan Losses
   The reserve for loan losses was $130.39 million at June 30, 1995, down $2.33 million (1.8%) from June 30, 1994, and down $3.47 million (2.6%) from December 31, 1994 (see: Supplemental Tables "Financial Highlights - Reconciliation of the Reserve for Loan Losses, - Selected Ratios"). These slight reductions in the reserve reflected continued good asset quality.
   The resulting ratio of the reserve for loan losses to total loans was 1.56% at quarter end, down from 1.82% one year ago and 1.64% at year end. At the same time, the "coverage" ratio of the reserve for loan losses to nonaccruing loans increased to 697.19% at quarter end, up from 539.27% one year ago and 560.81% at year end. Merger transactions added reserves of $4.42 million since one year ago but none since year end.
   FSCO charges loan losses against the reserve for loan losses when such losses become probable and subject to reasonable estimation. Net loans charged off totaled $10.06 million for year-to-date 1995, up $6.90 million (218.7%) from the year-ago period, and were $4.96 million for the second quarter of 1995, up $2.47 million (99.1%) from the year-ago quarter. This was due primarily to increased consumer loan losses. However, FSCO continued to maintain strong asset quality and to benefit from the positive effects of a healthy regional economy.
   The ratio of net loan chargeoffs to average loans was near historical lows at 0.25% for the year to date and 0.24% for the second quarter, although up from 0.09% for the year-ago period and 0.14% for the year-ago quarter, respectively, and 0.10% for all of 1994.
   FSCO's philosophy regarding the adequacy and use of its reserve was discussed in greater detail in FSCO's 1994 Form 10-K: "Interest-Earning Assets and Asset Quality - Reserve for Loan Losses".

Investment Securities
   FSCO manages its securities available for sale and securities held to maturity portfolios within policies which are designed to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and/or repurchase agreement activities (see: Financial Statements "Condensed Consolidated Balance Sheets"). FSCO's investment strategy remains flexible and carefully reviewed by management, shifting periodically in response to changing conditions. The average life of the investment securities portfolios is relatively short, providing a constant cash flow from maturing assets.
   FSCO's securities available for sale were $2.09 billion at June 30, 1995, down $41 million (1.9%) from June 30, 1994, but up $93 million (4.7%) from December 31, 1994. FSCO's securities held to maturity were $252 million at June 30, 1995, down $16 million (6.0%) from June 30, 1994, and essentially unchanged from December 31, 1994.

Other Interest-Earning Assets
   The combined balance of Federal funds sold and securities purchased under resale agreements, interest-bearing deposits in other banks, and trading account securities was $596.83 million at June 30, 1995, down $209.03 million (25.9%) from June 30, 1994, but essentially unchanged from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). Historically, these balances have fluctuated significantly in response to both market conditions and FSCO's need for funds.

LIQUIDITY

   FSCO has established specific policies and procedures governing liquidity management through its asset/liability management committee ("ALCO") process. These policies and processes were discussed in greater detail in FSCO's 1994 Form 10-K: "Asset/Liability Management"; and "Liquidity".
   FSCO maintains an adequate liquidity position through stable core deposits generated from its branch network, short-term securities portfolios, other interest-earning assets, and the prudent usage of debt (see: MDA "Interest-Earning Assets and Asset Quality", "Deposits", and Borrowed Funds"). Maturing balances in the large loan portfolios also provide flexibility in managing cash flows. The ability to redeploy these funds is an important source of medium to long-term liquidity.
   Backup sources of liquidity are provided by credit lines to FSCO and by Federal funds lines carried by FSCO's subsidiary Banks. Additional liquidity could be generated through: issuance of corporate debt; Bank Note issuance; borrowings from the Federal Home Loan Bank of which FSB Utah, FSB Idaho, and FSB Oregon are members; assets sales and securitization; and borrowings from the Federal Reserve System.

Deposits
   FSCO's deposits totaled $8.59 billion at June 30, 1995, up $704 million (8.9%) from June 30, 1994, and up $538 million (6.7%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets" and Supplemental Tables "Rate / Volume Analysis"). These increases were due to successful deposit promotions and the positive impact of acquisitions in 1994. The mix of deposits at quarter end shifted slightly as interest-bearing deposits were 79.65% of total deposits, up from 76.63% one year ago and 78.65% at year end.

Borrowed Funds
   Borrowed funds totaled $2.59 billion at June 30, 1995, down $136 million (5.0%) from June 30, 1994, and down $444 million (14.6%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). Borrowed funds were increased during 1994 to support strong loan growth that exceeded deposit growth throughout FSCO's market areas. Since year end, loan sales and repayments largely offset loan originations, so that deposit growth exceeded net loan growth and supported a reduction of short-term borrowings.
   The components of FSCO's borrowed funds at June 30, 1995, compared with June 30, 1994, and December 31, 1994, respectively, included:
   * Federal funds purchased and securities sold under repurchase agreements were $1.73 billion, down $601 million (25.8%) from one year ago, and down $428 million (19.8%) from year end.
   * All other short-term borrowings were $188 million, up $110 million (140.6%) from one year ago, but essentially unchanged from year end.
   * Long-term debt was $667 million, up $355 million (113.7%) from one year ago, but down $19 million (2.7%) from year end.
   On July 17, 1995, FSCO issued $125 million of 7.00% Subordinated Notes due July 15, 2005.



STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY

   FSCO and its subsidiary Banks exceeded regulatory requirements for "well capitalized" status throughout 1994 and year-to-date 1995. It is FSCO's policy to maintain this status at both the consolidated and subsidiary Bank levels.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of securities available for sale.
   Total stockholders' equity in FSCO increased to a record $990.19 million at June 30, 1995, up $131.43 million (15.3%) from June 30, 1994, and up $100.72 million (11.3%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). This growth was due in part to record earnings and pooling-of-interests mergers. In addition, the SFAS 115 net unrealized loss on securities available for sale was $2.88 million, improving by $23.66 million (89.1%) from June 30, 1994 and $51.46 million (94.7%) from December 31, 1994.
   The ratio of stockholders' equity to total assets was 7.97% at quarter end, up from 7.32% both one year ago and at year-end 1994. At the same time, the ratio of tangible common equity to tangible total assets was 6.87%, up from 6.03% both one year ago and at year end (see: Supplemental Tables "Financial Highlights - Selected Ratios"). Changes in these equity ratios were due in part to FSCO's acquisition of CrossLand Mortgage and the resulting growth in total assets and intangible assets, plus the fluctuations in SFAS 115.
   FSCO's risk-based capital ratios (see: Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios") at June 30, 1995, compared with June 30, 1994, and December 31, 1994, respectively, were:
   * Tier 1 (well capitalized: 6.0% or above) at 10.12%, compared with 9.92% one year ago, and 9.84% at year end.
   * Total Capital (well capitalized: 10.0% or above) at 12.22%, compared with 12.12% one year ago, and 11.98% at year end.
   * Leverage (well capitalized: 5.0% or above) at 7.20%, compared with 6.78% one year ago, and 6.88% at year end.
   As with its equity ratios, the changes in FSCO's risk-based capital ratios were due in part to FSCO's acquisition of CrossLand Mortgage and the resulting growth in total assets and intangible assets.

COMMON STOCK

   On April 24, 1995, FSCO's Board of Directors declared a regular quarterly cash dividend of $0.28 per share of FSCO's Common Stock (see: Supplemental Tables "Financial Highlights"). This dividend, payable June 5, 1995 to shareholders of record on May 19, 1995, equals an annual rate of $1.12 per share. At the market closing bid price of $23.625 per share on Friday, April 21, 1995, the annual dividend yield on FSCO's Common Stock was 4.74%.
   On July 31, 1995, FSCO's Board of Directors declared a regular quarterly cash dividend of $0.28 per share of FSCO's Common Stock. This dividend, payable September 4, 1995 to shareholders of record on August 18, 1995, equals an annual rate of $1.12 per share. At the market closing bid price of $28.13 per share on Friday, July 28, 1995, the annual dividend yield on FSCO's Common Stock was 3.98%.
   FSCO has paid cash dividends for 60 consecutive years. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities (see: Supplemental Tables "Mergers and Acquisitions"). Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   Since June 30, 1994, FSCO has acquired 5 financial institutions, 3 of which were accounted for as purchase transactions and 2 of which were accounted for as pooling-of-interests transactions. None of the pooling-of-interests transactions were of sufficient size to require restatement of FSCO's historical financial statements. On April 29, 1994, FSCO acquired CrossLand Mortgage which was the largest cash purchase ever made by the Corporation.

PROJECT "VISION" - FIRST SECURITY'S CORPORATE REDESIGN PROGRAM

   On July 11, FSCO announced the implementation of a corporate redesign effort aimed at enhancing customer service and boosting the Corporation's operating efficiency. Called "VISION", the five-month program will help FSCO to improve customer service while at the same time identifying operational changes that will help the Corporation become a more efficient provider of banking and financial services.
   VISION will focus on boosting revenue and improving operating processes, not simply on cutting costs. This will be accomplished through eliminating redundancies, inefficiencies, and outdated processes while identifying new revenue sources and better operating procedures.

NATIONAL & REGIONAL ECONOMY

   Several months of national economic weakness helped influence the Federal Reserve to change the direction of monetary policy and lower interest rates. The economic softness primarily reflected a drop in consumer buying, a resulting buildup in inventories, and reduced production schedules in the manufacturing sector. Recent retail sales and employment data suggest that the excess inventories may be liquidated by the fourth quarter and that any recessionary fears were premature and seemingly unwarranted.
   Financial markets initially reacted favorably to the Federal Reserve's action. Treasury security yields all along the maturity spectrum declined, while the stock and dollar-exchange markets improved. By the latter part of July, Treasury note and bond yields had risen by 50 basis points, reflecting the improved economic outlook.
   Economic growth in the Intermountain Area generally remains above the national average. Salt Lake City's winning bid for the 2002 Winter Olympic Games should accelerate winter tourist activity for the entire region. Employment growth is favorable, but in several states, the pace of expansion has moderated relative to last year. Commercial construction is very strong and is helping maintain that industry at very high levels of activity.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables


FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr Year-To-Date 6 Months
                                                     1995       1995       1994       1994       1994       1995       1994    %Chg
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common Stock Data:
Earnings per common share: primary ............      0.72       0.70       0.69       0.73       0.71       1.42       1.38     2.9
Earnings per common share: fully diluted ......      0.71       0.70       0.69       0.73       0.71       1.41       1.38     2.2
Dividends paid per common share ...............      0.28       0.28       0.26       0.26       0.26       0.56       0.52     7.7
Book value EOP ................................     19.82      18.96      17.92      17.88      17.45      19.82      17.45    13.6
Tangible book value EOP .......................     16.90      15.95      14.57      14.42      14.18      16.90      14.18    19.2
Market price (bid) EOP ........................     28.00      24.00      22.75      28.50      29.00      28.00      29.00    -3.4
  High bid for the period .....................     28.63      25.63      28.50      32.00      31.00      28.63      31.00    -7.6
  Low bid for the period ......................     23.00      22.00      21.50      27.75      27.25      22.00      25.25   -12.9
Market capitalization EOP: mktprice x #shrs ... 1,398,348  1,197,768  1,128,286  1,411,691  1,426,133  1,398,348  1,426,133    -1.9
Market price EOP / book value EOP (%) .........    141.27     126.58     126.95     159.40     166.19     141.27     166.19
Dividend payout ratio: DPS / EPS (%) ..........     38.89      40.00      37.68      35.62      36.62      39.44      37.68
Dividend yield EOP: dividend / mktprice (%) ...      4.00       4.67       4.57       3.65       3.59       4.00       3.59
Price / earnings ratio: mktprice / 4 qtrs earn        9.9        8.5        8.1       11.2       11.6        9.9       11.6
Common shares outstanding: EOP ................    49,941     49,907     49,595     49,533     49,177     49,941     49,177     1.6
Common shares out: average primary ............    50,710     50,566     50,341     50,350     49,687     50,638     49,502     2.3
Common shares out: average fully diluted ......    50,850     50,709     50,491     50,505     49,845     50,780     49,662     2.3
Preferred shares outstanding: EOP .............        11         12         12         13         13         11         13   -15.4
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income ...............................   233,068    220,550    211,909    200,365    188,805    453,618    361,243    25.6
Interest expense ..............................   114,466    111,488     96,955     83,829     72,460    225,954    134,631    67.8
Net interest income ...........................   118,602    109,062    114,954    116,536    116,345    227,664    226,612     0.5
Fully-taxable equivalent (FTE) adjustment .....     1,874      2,025      1,944      2,002      1,966      3,899      3,929    -0.8
Net interest income, FTE ......................   120,476    111,087    116,898    118,538    118,311    231,563    230,541     0.4
Provision for loan losses .....................     3,742      2,848        474        180        343      6,590        171     NM
Noninterest income ............................    64,278     70,872     58,357     58,919     48,476    135,150     89,345    51.3
Noninterest expenses ..........................   121,362    120,731    117,328    116,767    109,044    242,093    208,626    16.0
Provision for income taxes ....................    21,543     20,755     20,541     21,724     20,214     42,298     38,778     9.1
Net income ....................................    36,233     35,600     34,968     36,784     35,220     71,833     68,382     5.0
Preferred stock dividend requirement ..........         9          9          9         10         10         18         20   -10.0
Common stock dividend .........................    13,976     13,981     12,869     12,882     12,771     27,957     25,336    10.3
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities ....................   477,560    437,415    553,826    398,087    725,211    477,560    725,211   -34.1
Securities available for sale ................. 2,086,509  2,044,257  1,993,797  2,087,639  2,127,690  2,086,509  2,127,690    -1.9
Securities held to maturity ...................   251,982    243,915    252,622    260,485    268,114    251,982    268,114    -6.0
Loans, net of unearned income ................. 8,356,657  8,183,306  8,173,678  7,745,350  7,282,550  8,356,657  7,282,550    14.7
Reserve for loan losses .......................  (130,388)  (131,603)  (133,855)  (134,653)  (132,714)  (130,388)  (132,714)   -1.8
Total interest-earning assets .................11,291,982 11,119,493 11,019,059 10,563,552 10,484,219 11,291,982 10,484,219     7.7
Intangible assets .............................   145,369    149,828    166,199    171,583    160,737    145,369    160,737    -9.6
Other assets .................................. 1,119,216  1,051,592  1,097,579  1,004,407  1,222,675  1,119,216  1,222,675    -8.5
Total assets ..................................12,426,179 12,189,310 12,148,982 11,604,889 11,734,917 12,426,179 11,734,917     5.9
Noninterest-bearing deposits .................. 1,748,031  1,655,669  1,719,388  1,734,255  1,843,559  1,748,031  1,843,559    -5.2
Interest-bearing deposits ..................... 6,843,356  6,617,045  6,333,956  6,201,229  6,043,972  6,843,356  6,043,972    13.2
Total deposits ................................ 8,591,387  8,272,714  8,053,344  7,935,484  7,887,531  8,591,387  7,887,531     8.9
Short-term borrowed funds ..................... 1,920,093  2,076,923  2,345,139  2,298,101  2,411,385  1,920,093  2,411,385   -20.4
Long-term debt ................................   666,858    683,785    685,426    292,058    312,005    666,858    312,005   113.7
Total interest-bearing liabilities ............ 9,430,307  9,377,753  9,364,521  8,791,388  8,767,362  9,430,307  8,767,362     7.6
Other liabilities .............................   257,349    208,942    175,330    192,587    264,971    257,349    264,971    -2.9
Minority equity in subsidiaries ...............       298        285        269        270        259        298        259    15.1
Preferred stockholders' equity ................       594        610        629        668        675        594        675   -12.0
Common stockholders' equity ...................   989,600    946,051    888,845    885,721    858,091    989,600    858,091    15.3
Parent company investment in subsidiaries ..... 1,030,242    990,493    932,738    916,427    822,591  1,030,242    822,591    25.2
Off-balance sheet letters of credit ...........   191,692    178,191    202,694    194,657    194,120    191,692    194,120    -1.3
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets - End of Period:
Nonaccruing loans:
  Commercial ..................................     5,501      5,731      8,903      7,781      8,373      5,501      8,373   -34.3
  Real estate: term residential ...............     5,151      4,545      4,876      3,694      3,744      5,151      3,744    37.6
  Real estate: term commercial ................     4,896      6,867      7,370      7,326      9,806      4,896      9,806   -50.1
  Real estate: construction ...................     1,637      1,057      1,714      1,110      1,844      1,637      1,844   -11.2
  Consumer ....................................        85         97        168        173        203         85        203   -58.1
  Leases ......................................     1,432        908        837        148        640      1,432        640   123.8
Nonaccruing loans: renegotiated ...............         0          0          0          0          0          0          0     NA
Total nonaccruing loans .......................    18,702     19,205     23,868     20,232     24,610     18,702     24,610   -24.0
ORE and other foreclosed assets ...............     4,340      2,334      3,352      3,148      8,387      4,340      8,387   -48.3
Total nonperforming assets ....................    23,042     21,539     27,220     23,380     32,997     23,042     32,997   -30.2
Accruing loans past due 90 days or more .......    11,076     11,518     12,001      9,265      9,184     11,076      9,184    20.6
Total problem assets ..........................    34,118     33,057     39,221     32,645     42,181     34,118     42,181   -19.1
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded to thousands):
Full-time equivalent employees ................     7,755      7,656      7,621      7,499      7,427      7,755      7,427     4.4
Domestic bank offices:
  First Security Bank of Utah .................       124        120        119        118        118        124        118     5.1
  First Security Bank of Idaho ................        91         91         91         91         87         91         87     4.6
  First Security Bank of New Mexico ...........        27         27         27         26         26         27         26     3.8
  First Security Bank of Oregon ...............        13         13         13         13         13         13         13     0.0
  First Security Bank of Nevada ...............         6          5          5          5          5          6          5    20.0
  First Security Bank of Wyoming ..............         6          6          6          6          4          6          4    50.0
Total domestic bank offices ...................       267        262        261        259        253        267        253     5.5
============================================== ========== ========== ========== ========== ========== ========== ========== =======

EOP: End of period.  EPS: Earnings Per Share.  DPS: Dividends Per Share.  NM: Not meaningful.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr Year-To-Date 6 Months
                                                     1995       1995       1994       1994       1994       1995       1994    %Chg
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities ....................   345,158    677,507    570,726    669,955    712,980    510,415    638,423   -20.1
Securities available for sale ................. 2,042,127  1,976,800  2,059,821  2,108,122  2,002,866  2,011,377  1,886,149     6.6
Securities held to maturity ...................   238,637    250,957    246,917    263,979    267,384    243,030    282,573   -14.0
Loans, net of unearned income ................. 8,233,243  8,133,412  7,928,754  7,489,686  6,993,753  8,182,993  6,771,483    20.8
Reserve for loan losses .......................  (131,321)  (133,747)  (135,325)  (134,492)  (134,270)  (132,528)  (134,694)   -1.6
Deferred taxes on leases ......................  (160,041)  (157,360)  (153,585)  (147,368)  (141,901)  (161,520)  (139,965)   15.4
Total int-earning assets - defer tax on leases 10,825,695 10,948,403 10,705,435 10,427,360  9,883,013 10,883,288  9,509,031    14.5
Intangible assets .............................   148,187    164,105    169,375    169,246    117,508    156,102     65,097   139.8
Other assets .................................. 1,003,232    984,449  1,034,843    980,263    948,086    993,893    931,642     6.7
Total assets ..................................12,005,834 12,120,570 11,927,913 11,589,745 10,956,238 12,062,275 10,511,041    14.8
Noninterest-bearing deposits .................. 1,585,255  1,545,225  1,684,321  1,641,041  1,616,036  1,564,740  1,564,687     0.0
Interest-bearing deposits ..................... 6,766,077  6,423,604  6,255,221  6,175,251  6,038,334  6,595,786  5,949,245    10.9
Total deposits ................................ 8,351,332  7,968,829  7,939,542  7,816,292  7,654,370  8,160,526  7,513,932     8.6
Short-term borrowed funds ..................... 1,761,411  2,348,062  2,310,480  2,388,601  1,955,541  2,053,116  1,659,467    23.7
Long-term debt ................................   682,382    684,497    586,407    306,808    300,304    683,434    288,284   137.1
Total interest-bearing liabilities ............ 9,209,870  9,456,163  9,152,108  8,870,660  8,294,179  9,332,336  7,896,996    18.2
Other liabilities .............................   235,550    199,827    200,059    205,775    189,092    217,788    188,577    15.5
Minority equity in subsidiaries ...............       291        276        270        265        259        283        263     7.6
Preferred stockholders' equity ................       603        616        650        671        683        610        691   -11.7
Common stockholders' equity ...................   974,265    918,463    890,505    871,333    855,989    946,518    854,989    10.7
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Balance, beginning of period ..................   131,603    133,855    134,653    132,714    134,216    133,855    134,848    -0.7
Loans charged off:
  Commercial ..................................       726      1,074      1,052      1,015      2,667      1,800      3,554   -49.4
  Real estate: term ...........................       573        694        274        267        447      1,267      1,177     7.6
  Real estate: construction ...................         1         93          0        206          0         94        300   -68.7
  Consumer: instalment ........................     8,008      9,425      8,098      5,719      4,304     17,433      9,063    92.4
  Consumer: credit card .......................     2,291      2,447      1,845      1,616      1,489      4,738      3,367    40.7
  Leases ......................................       600          0        104         12         86        600        123   387.8
Total loans charged off .......................    12,199     13,733     11,373      8,835      8,993     25,932     17,584    47.5
Recoveries on loans charged off:
  Commercial ..................................    (2,216)    (2,412)    (1,547)    (3,291)    (2,312)    (4,628)    (6,300)  -26.5
  Real estate: term ...........................      (560)    (1,765)    (2,394)    (1,317)      (851)    (2,325)    (1,940)   19.8
  Real estate: construction ...................       (30)       (22)      (121)       (37)       (19)       (52)       (43)   20.9
  Consumer: instalment ........................    (3,843)    (3,930)    (3,562)    (2,624)    (2,552)    (7,773)    (4,915)   58.1
  Consumer: credit card .......................      (553)      (504)      (362)      (476)      (498)    (1,057)      (952)   11.0
  Leases ......................................       (40)         0        (27)      (514)      (271)       (40)      (278)  -85.6
Total recoveries of loans charged off .........    (7,242)    (8,633)    (8,013)    (8,259)    (6,503)   (15,875)   (14,428)   10.0
Net loans charged off (recovered) .............     4,957      5,100      3,360        576      2,490     10,057      3,156   218.7
Provision for loan losses .....................     3,742      2,848        474        180        343      6,590        171     NM
Acquisitions & reclassifications ..............         0          0      2,088      2,335        645          0        851  -100.0
Balance, end of period ........................   130,388    131,603    133,855    134,653    132,714    130,388    132,714    -1.8
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets ......................      1.21       1.19       1.16       1.26       1.29       1.20       1.31
Return on average stockholders' equity ........     14.91      15.71      15.57      16.74      16.49      15.29      16.12
Net interest margin, FTE ......................      4.45       4.06       4.37       4.55       4.79       4.26       4.85
Net interest spread, FTE ......................      3.71       3.41       3.75       3.98       4.23       3.57       4.27
Operating expense ratio:
  (nonint exp / (net int inc FTE + nonint inc))     65.69      66.35      66.95      65.80      65.38      66.02      65.22
Productivity ratio: (nonint exp / avg assets) .      4.05       4.04       3.90       4.00       3.99       4.05       4.00
Stockholders' equity / assets .................      7.97       7.77       7.32       7.64       7.32       7.97       7.32
Avg stockholders' equity / avg assets .........      8.12       7.58       7.47       7.52       7.82       7.85       8.14
Tangible common equity / tangible assets ......      6.87       6.61       6.03       6.25       6.03       6.87       6.03
Loans / deposits ..............................     97.27      98.92     101.49      97.60      92.33      97.27      92.33
Loans / assets ................................     67.25      67.14      67.28      66.74      62.06      67.25      62.06
Reserve for loan losses EOP to:
  Total loans .................................      1.56       1.61       1.64       1.74       1.82       1.56       1.82
  Nonaccruing loans ...........................    697.19     685.25     560.81     665.54     539.27     697.19     539.27
  Nonaccruing + accruing loans past due 90 days    437.87     428.35     373.18     456.50     392.71     437.87     392.71
Nonaccruing loans / total loans ...............      0.22       0.23       0.29       0.26       0.34       0.22       0.34
Nonaccrue + accrue loans past due / total loans      0.36       0.38       0.44       0.38       0.46       0.36       0.46
Nonperforming assets EOP to:
  Total loans + ORE ...........................      0.28       0.26       0.33       0.30       0.45       0.28       0.45
  Total assets ................................      0.19       0.18       0.22       0.20       0.28       0.19       0.28
  Total equity ................................      2.33       2.28       3.06       2.64       3.84       2.33       3.84
  Total equity + reserve for loan losses ......      2.06       2.00       2.66       2.29       3.33       2.06       3.33
Problem assets EOP to:
  Total loans + ORE ...........................      0.41       0.40       0.48       0.42       0.58       0.41       0.58
  Total assets ................................      0.27       0.27       0.32       0.28       0.36       0.27       0.36
  Total equity ................................      3.45       3.49       4.41       3.68       4.91       3.45       4.91
  Total equity + reserve for loan losses ......      3.04       3.07       3.83       3.20       4.25       3.04       4.25
Net loans charged off / average loans .........      0.24       0.25       0.17       0.03       0.14       0.25       0.09
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Risk-Based Capital Ratios:                            FSC        FSB        FSB        FSB        FSB        FSB        FSB
As of June 30, 1995                               Consol.       Utah      Idaho New Mexico     Oregon     Nevada    Wyoming
- ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Tier 1 risk-based capital ratio (%) ...........     10.12      10.03       8.89      11.68      10.31       9.84      10.34
Total (Tier 1+2) risk-based capital ratio (%) .     12.22      11.65      11.12      12.94      11.56      11.09      11.60
Leverage Ratio (%) ............................      7.20       7.05       7.02       5.95       8.85       7.75       6.88
Tier 1 equity .................................   887,189    414,462    264,678    104,833     35,843     26,117     13,732
Total (Tier 1+2) equity ....................... 1,072,074    481,167    331,154    116,153     40,193     29,449     15,405
Total risk-based assets - loan loss residual .. 8,770,258  4,130,589  2,976,943    897,284    347,575    265,542    132,822
============================================== ========== ========== ========== ========== ========== ========== ========== =======

EOP: End of period.  EPS: Earnings Per Share.  DPS: Dividends Per Share.  NM: Not meaningful.

FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
(Fully Taxable Equivalent; in thousands; unaudited)

For the 3 Months Ended June 30, 1995 and 1994
        Average Balance  Yield/Rate %                                                Interest Inc/Exp (A)  Change   Changes Due To:
       1995        1994   1995   1994                                                     1995      1994  1995-94   Volume  Rate(B)
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        INTEREST-EARNING ASSETS / INCOME:
                                        Loans, net of unearned income and
  8,073,202   6,851,853   9.50   8.62 ..  deferred taxes on leases (C) ..............  191,788   147,622   44,166   26,314   17,852
    125,195      46,372   5.97   3.18 ..Federal funds sold & securities purchased ...    1,869       369    1,500      627      873
      1,376       1,558   3.49   4.11 ..Interest-bearing deposits in other banks.....       12        16       (4)      (2)      (2)
    345,158     712,980   6.17   6.41 ..Trading account securities ..................    5,324    11,432   (6,108)  (5,898)    (210)
  2,042,127   2,002,866   6.12   5.40 ..Securities available for sale ...............   31,226    27,039    4,187      530    3,657
    238,637     267,384   7.92   6.42 ..Securities held to maturity .................    4,723     4,293      430     (462)     892
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 10,825,695   9,883,013   8.68   7.72   TOTAL INTEREST-EARNING ASSETS / INCOME         234,942   190,771   44,171   21,109   23,062
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------

                                        INTEREST-BEARING LIABILITIES / EXPENSE:
                                        Interest-bearing deposits:
  1,063,570   1,096,922   1.97   1.68 ..  NOW accounts ..............................    5,238     4,608      630     (140)     770
  2,294,050   2,574,893   3.83   2.93 ..  Savings accounts ..........................   21,940    18,881    3,059   (2,059)   5,118
    765,741     422,439   6.11   4.09 ..  Time deposits $100,000 & over .............   11,689     4,316    7,373    3,507    3,866
  2,642,716   1,944,080   5.70   4.30 ..  Other time deposits .......................   37,668    20,896   16,772    7,509    9,263
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  6,766,077   6,038,334   4.52   3.23   TOTAL INTEREST-BEARING DEPOSITS                 76,535    48,701   27,834    8,817   19,017
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  1,579,470   1,903,429   5.80   3.85 ..Federal funds purchased & securities sold ...   22,885    18,308    4,577   (3,116)   7,693
    181,941      52,112   6.53   5.63 ..Other short-term borrowings .................    2,968       734    2,234    1,829      405
    682,382     300,304   7.08   6.28 ..Long-term debt ..............................   12,078     4,717    7,361    6,001    1,360
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  9,209,870   8,294,179   4.97   3.49   TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   114,466    72,460   42,006    4,714    9,458
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                          8.68   7.72 ..Interest income / earning assets
                          4.23   2.93 ..Interest expense / earning assets
                        ------ ------   --------------------------------------------
                          4.45   4.79 ..Net interest income / earning assets ........  120,476   118,311    2,165   16,395   13,604
                                        Less fully taxable equivalent adjustment ....    1,874     1,966      (92)
                        ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        NET INTEREST INCOME, PER CONDENSED
                                          CONSOLIDATED INCOME STATEMENTS               118,602   116,345    2,257
=========== =========== ====== ======   ============================================ ========= ========= ======== ======== ========

For the Year-To-Date 6 Months Ended June 30, 1995 and 1994
        Average Balance  Yield/Rate %                                                Interest Inc/Exp (A)  Change   Changes Due To:
       1995        1994   1995   1994                                                     1995      1994  1995-94   Volume  Rate(B)
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        INTEREST-EARNING ASSETS / INCOME:
                                        Loans, net of unearned income and
  8,021,473   6,631,518   9.25   8.58 ..  deferred taxes on leases (C) ..............  371,063   284,396   86,667   59,609   27,058
     95,537      67,930   5.88   3.17 ..Federal funds sold & securities purchased ...    2,807     1,076    1,731      437    1,294
      1,456       2,438   4.12   3.77 ..Interest-bearing deposits in other banks.....       30        46      (16)     (19)       3
    510,415     638,423   5.28   6.57 ..Trading account securities ..................   13,463    20,972   (7,509)  (4,205)  (3,304)
  2,011,377   1,886,149   6.02   5.33 ..Securities available for sale ...............   60,494    50,312   10,182    3,340    6,842
    243,030     282,573   7.95   5.92 ..Securities held to maturity .................    9,660     8,370    1,290   (1,171)   2,461
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
 10,883,288   9,509,031   8.41   7.68   TOTAL INTEREST-EARNING ASSETS / INCOME         457,517   365,172   92,345   57,991   34,354
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------

                                        INTEREST-BEARING LIABILITIES / EXPENSE:
                                        Interest-bearing deposits:
  1,071,188   1,076,344   1.96   1.69 ..  NOW accounts ..............................   10,521     9,091    1,430      (44)   1,474
  2,324,980   2,529,756   3.70   2.92 ..  Savings accounts ..........................   43,070    36,983    6,087   (2,994)   9,081
    675,516     405,653   5.91   4.05 ..  Time deposits $100,000 & over .............   19,964     8,219   11,745    5,468    6,277
  2,524,102   1,937,492   5.46   4.29 ..  Other time deposits .......................   68,968    41,601   27,367   12,595   14,772
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  6,595,786   5,949,245   4.32   3.22   TOTAL INTEREST-BEARING DEPOSITS                142,523    95,894   46,629   15,025   31,604
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  1,874,812   1,608,370   5.69   3.53 ..Federal funds purchased & securities sold ...   53,385    28,382   25,003    4,702   20,301
    178,304      51,097   6.56   5.19 ..Other short-term borrowings .................    5,846     1,326    4,520    3,301    1,219
    683,434     288,284   7.08   6.26 ..Long-term debt ..............................   24,200     9,029   15,171   12,376    2,795
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
  9,332,336   7,896,996   4.84   3.41   TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   225,954   134,631   91,323   20,379   24,315
- ----------- ----------- ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                          8.41   7.68 ..Interest income / earning assets
                          4.15   2.83 ..Interest expense / earning assets
                        ------ ------   --------------------------------------------
                          4.26   4.85 ..Net interest income / earning assets ........  231,563   230,541    1,022   37,612   10,039
                                        Less fully taxable equivalent adjustment ....    3,899     3,929      (30)
                        ------ ------   -------------------------------------------- --------- --------- -------- -------- --------
                                        NET INTEREST INCOME, PER CONDENSED
                                          CONSOLIDATED INCOME STATEMENTS               227,664   226,612    1,052
=========== =========== ====== ======   ============================================ ========= ========= ======== ======== ========

(A) Interest and rates are presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% in 1995 and 1994.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
(C) Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $5,671 and $4,951 for the 1995 and 1994 quarters respectively, and $10,174 and $9,007 for the 1995 and 1994 year-to-date periods, respectively.

FIRST SECURITY CORPORATION
LOANS OUTSTANDING, NET OF UNEARNED INCOME
(in thousands; unaudited)
                                               June 30, 1995  December 31, 1994      June 30, 1994
                                                      %Total             %Total             %Total  Jun/Jun
                                              Balance  Loans     Balance  Loans     Balance  Loans     %Chg
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial / Industrial ..................  1,548,072   18.5   1,390,620   17.0   1,220,464   16.7     26.8
Agricultural .............................    290,559    3.5     291,807    3.6     288,789    4.0      0.6
Other Commercial .........................     72,623    0.9     153,365    1.9     132,646    1.8    -45.3
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  TOTAL COMMERCIAL LOANS                    1,911,254   22.9   1,835,792   22.5   1,641,899   22.5     16.4
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
Residential Real Estate Loans:
  Term ...................................  1,565,960   18.7   1,560,700   19.1   1,383,575   19.0     13.2
  Home equity ............................    404,438    4.8     358,858    4.4     313,059    4.3     29.2
  Construction ...........................    212,380    2.6     180,544    2.2     165,052    2.2     28.7
  Construction Land ......................      4,998    0.1       5,798    0.1      12,444    0.2    -59.8
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Total Residential Real Estate Loans     2,187,776   26.2   2,105,900   25.8   1,874,130   25.7     16.7
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Commercial Real Estate (CRE) Loans:
  Term: owner occupied ...................    335,084    4.0     367,990    4.5     357,375    4.9     -6.2
  Term: nonowner occupied ................    515,885    6.2     479,100    5.9     453,144    6.2     13.8
  Construction: owner occupied ...........     84,180    1.0      53,989    0.7      38,466    0.6    118.8
  Construction: nonowner occupied ........    113,470    1.4      78,145    0.9      58,722    0.8     93.2
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Subtotal: CRE Owner Occupied              419,264    5.0     421,979    5.2     395,841    5.5      5.9
    Subtotal: CRE Nonowner Occupied           629,355    7.6     557,245    6.8     511,866    7.0     23.0
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Commercial Land ........................     43,109    0.5      43,331    0.5      41,737    0.6      3.3
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Total Commercial Real Estate Loans      1,091,728   13.1   1,022,555   12.5     949,444   13.1     15.0
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Farm Land ................................     14,008    0.1      13,966    0.1      15,429    0.2     -9.2
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             3,293,512   39.4   3,142,421   38.4   2,839,003   39.0     16.0
  Memo: Total RE Term Loans ..............  2,870,710   34.3   2,819,051   34.5   2,559,805   35.2     12.1
  Memo: Total RE Construction Loans ......    422,802    5.1     323,370    3.9     279,198    3.8     51.4
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Consumer Loans:
Auto .....................................  2,070,715   24.8   2,129,128   26.0   1,890,488   26.0      9.5
Student ..................................     47,384    0.6     130,158    1.6     111,952    1.5    -57.7
Credit Card Receivables ..................    301,581    3.6     306,270    3.7     272,788    3.7     10.6
Other Consumer ...........................    359,909    4.3     288,392    3.5     222,661    3.1     61.6
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,779,589   33.3   2,853,948   34.9   2,497,889   34.3     11.3
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Leases:
TOTAL LEASES .............................    372,302    4.4     341,517    4.2     303,759    4.2     22.6
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               8,356,657  100.0   8,173,678  100.0   7,282,550  100.0     14.7
  Memo: Unearned Income ..................     (6,030)            (7,380)           (11,696)          -48.4
Reserve for Loan Losses ..................   (130,388)          (133,855)          (132,714)           -1.8
- ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                            8,226,269          8,039,823          7,149,836            15.1
========================================= =========== ====== =========== ====== =========== ====== ========

FIRST SECURITY CORPORATION
MERGERS AND ACQUISITIONS
(unaudited)
Acquisition                                                                              Offices      Assets    Deposits
Date:  Type:              Acquired Institution:                 Home Office:            Acquired:      $ 000       $ 000
- ------ ------------------ ------------------------------------- ----------------------- -------- ----------- -----------
 1994:
18-Feb Purchase           Equality State Bank                   2 branches only, WY            2      31,399      30,545
29-Apr Purchase           CrossLand Mortgage Acquisition Corp.  Salt Lake City, UT            60     328,068         -
20-May Pool-of-interests  Community First Bank                  Clearfield, UT                 5      75,242      62,602
18-Jul Purchase           American Ban Corporation              Boise, ID                      4      75,816      50,914
23-Aug Purchase           Star Valley State Bank                Afton, WY                      2      73,578      57,930
 1995:
13-Feb Pool-of-interests  Gaskill Insurance Agency, Inc.        Ogden, Utah                    2       1,447         -
17-Mar Purchase           Performance Mortgage Corp.            Certain assets only            9         705         -
31-May Pool-of-interests  CKC Insurance                         Salem, OR                      1         427         -

- ------ ------------------ ------------------------------------- ----------------------- -------- ----------- -----------
                          TOTALS                                                              85     586,682     201,991
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

Item 6. Exhibits, and Reports on Form 8-K

   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
      Exhibit 27. Financial Data Schedule

   (b). Reports on Form 8-K:
      FSCO filed no reports on Form 8-K during the second quarter of 1995.
                                    # # #

SIGNATURES

   Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION

DATE:  August 09, 1995    BY__[SIGNED]________________________________________
                          Scott C. Ulbrich
                          Executive Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                    # # #