Form 10-Q
period 1995-09-30
FIRST SECURITY CORP /UT/
filed 1995-11-14
CIK 312367

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              September 30, 1995
Commission File Number                                                  1-6906

                          FIRST SECURITY CORPORATION
            (Exact name of registrant as specified in its charter)

State of incorporation                                                Delaware
I.R.S. Employer Identification No.                                  87-6118148

Address of principal executive offices           79 South Main, P.O. Box 30006
                                                          Salt Lake City, Utah
Zip Code                                                            84130-0006

Registrant's telephone number, including area code              (801) 246-5706

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]       No

As of October 31, 1995, outstanding shares of Common Stock, par value $1.25 were 50,056,405 (net of 408,893 treasury shares).

FIRST SECURITY CORPORATION
INDEX

Part I. Financial Information
   Item 1. Financial Statements:
      Condensed Consolidated Income Statements
         Three Months and Year-To-Date Nine Months Ended
         September 30, 1995 and 1994
      Condensed Consolidated Balance Sheets
         September 30, 1995, December 31, 1994, and September 30, 1994 Condensed Consolidated Statements of Cash Flows
         Year-To-Date Nine Months Ended
         September 30, 1995 and 1994
      Notes to Condensed Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Management's Discussion and Analysis of Financial Condition and
         Results of Operations
      Supplemental Tables:
         Financial Highlights, Risk-Based Capital Ratios
         Rate / Volume Analysis
         Loans
         Mergers and Acquisitions

Part II. Other Information
   Item 1. Legal Proceedings
   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data; unaudited)
                                                                     Three Months                       To-Date Nine Months
For the Periods Ended September 30, 1995 and 1994            1995      1994      $Chg    %Chg      1995      1994      $Chg    %Chg
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
INTEREST INCOME:
Interest & fees on loans ...............................  190,079   160,634    29,445    18.3   559,616   443,418   116,198    26.2
Federal funds sold & securities purchased ..............    3,228       494     2,734   553.4     6,035     1,570     4,465   284.4
Interest-bearing deposits in other banks ...............      446        35       411  1174.3       476        81       395   487.7
Trading account securities .............................    4,843     6,789    (1,946)  -28.7    18,295    27,742    (9,447)  -34.1
Securities available for sale ..........................   32,261    29,410     2,851     9.7    92,743    78,609    14,134    18.0
Securities held to maturity ............................    3,727     3,003       724    24.1    11,037    10,188       849     8.3
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  TOTAL INTEREST INCOME                                   234,584   200,365    34,219    17.1   688,202   561,608   126,594    22.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
INTEREST EXPENSE:
Deposits ...............................................   79,139    51,447    27,692    53.8   221,662   147,341    74,321    50.4
Short-term borrowings ..................................   21,560    27,755    (6,195)  -22.3    80,791    57,463    23,328    40.6
Long-term debt .........................................   14,106     4,627     9,479   204.9    38,306    13,656    24,650   180.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  TOTAL INTEREST EXPENSE                                  114,805    83,829    30,976    37.0   340,759   218,460   122,299    56.0
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NET INTEREST INCOME:
  NET INTEREST INCOME                                     119,779   116,536     3,243     2.8   347,443   343,148     4,295     1.3
Provision for loan losses ..............................    6,587       180     6,407  3559.4    13,177       351    12,826  3654.1
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     113,192   116,356    (3,164)   -2.7   334,266   342,797    (8,531)   -2.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NONINTEREST INCOME:
Service charges on deposit accounts ....................   17,647    16,169     1,478     9.1    50,804    46,639     4,165     8.9
Other service charges, collections, commissions, & fees     9,689     7,361     2,328    31.6    25,751    20,477     5,274    25.8
Bankcard servicing fees & third-party processing fees ..    6,951     7,099      (148)   -2.1    18,931    24,443    (5,512)  -22.6
Insurance commissions & fees ...........................    3,190     3,362      (172)   -5.1    10,351     9,125     1,226    13.4
Mortgage banking activities, net........................   21,101     9,566    11,535   120.6    54,815    22,810    32,005   140.3
Trust (fiduciary) commissions & fees ...................    5,122     4,854       268     5.5    15,344    14,812       532     3.6
Securities gains (losses) ..............................    1,105       (42)    1,147      NM     2,037       (40)    2,077      NM
Trading account securities gains (losses) ..............    1,150     2,333    (1,183)  -50.7     6,446    (4,165)   10,611      NM
Other ..................................................    4,137     4,906      (769)  -15.7    15,517     8,204     7,313    89.1
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  TOTAL NONINTEREST INCOME                                 70,092    55,608    14,484    26.0   199,996   142,305    57,691    40.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  TOTAL INCOME                                            183,284   171,964    11,320     6.6   534,262   485,102    49,160    10.1
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits ...........................   66,706    59,551     7,155    12.0   192,518   163,108    29,410    18.0
Advertising ............................................    2,324     2,328        (4)   -0.2     6,338     6,245        93     1.5
Amortization of intangibles ............................    2,173     2,283      (110)   -4.8     6,660     4,440     2,220    50.0
Bankcard interbank interchange .........................    4,419     4,282       137     3.2    12,993    11,612     1,381    11.9
Furniture & equipment ..................................    8,758     7,746     1,012    13.1    25,992    22,167     3,825    17.3
Insurance ..............................................    1,041     5,930    (4,889)  -82.4    13,099    17,412    (4,313)  -24.8
Occupancy, net .........................................    6,763     6,866      (103)   -1.5    20,703    18,983     1,720     9.1
Other real estate expense & loss provision (recovery) ..   (1,415)     (667)     (748) -112.1    (2,436)   (3,134)      698    22.3
Stationery & supplies ..................................    5,103     3,940     1,163    29.5    13,553    11,716     1,837    15.7
Telephone ..............................................    3,525     3,317       208     6.3     9,878     8,575     1,303    15.2
Other ..................................................   21,878    17,880     3,998    22.4    58,824    58,310       514     0.9
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  TOTAL NONINTEREST EXPENSES                              121,275   113,456     7,819     6.9   358,122   319,434    38,688    12.1
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  INCOME BEFORE INCOME TAX PROVISION                       62,009    58,508     3,501     6.0   176,140   165,668    10,472     6.3
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
PROVISION FOR INCOME TAXES:
Operating earnings .....................................   22,249    21,744       505     2.3    64,202    60,526     3,676     6.1
Securities gains (losses) ..............................      417       (20)      437      NM       762       (24)      786      NM
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  TOTAL PROVISION FOR INCOME TAXES                         22,666    21,724       942     4.3    64,964    60,502     4,462     7.4
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------

  NET INCOME                                               39,343    36,784     2,559     7.0   111,176   105,166     6,010     5.7
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

Preferred stock dividend requirement ...................        9        10        (1)  -10.0        27        30        (3)  -10.0
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  NET INCOME APPLICABLE TO COMMON STOCK                    39,334    36,774     2,560     7.0   111,149   105,136     6,013     5.7
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
Common stock dividend ..................................   13,996    12,882     1,114     8.6    41,953    38,218     3,735     9.8
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
EARNINGS PER COMMON SHARE:
Earnings per common share: primary .....................     0.77      0.73      0.04     5.5      2.19      2.11      0.08     3.8
Earnings per common share: fully diluted ...............     0.77      0.73      0.04     5.5      2.18      2.11      0.07     3.3
Common stock shares outstanding: average primary .......   50,977    50,350       627     1.2    50,752    49,788       964     1.9
Common stock shares outstanding: average fully diluted .   51,114    50,505       609     1.2    50,892    49,946       946     1.9
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred Stock ($3.15 annual rate) ....................     0.79      0.79                        2.36      2.36
Common stock ...........................................     0.28      0.26      0.02     7.7      0.84      0.78      0.06     7.7
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

See "Notes to Condensed Consolidated Financial Statements".
Reclassifications of prior period amounts have been made where necessary to conform with current classifications adopted pursuant to SFAS No. 122 "Accounting for Mortgage Servicing Rights" adopted by FSCO as of July 1, 1995.

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)
                                                                            Sep. 30     Dec. 31     Sep. 30     Sep/Sep Sep/Sep
                                                                               1995        1994        1994       $ Chg   % Chg
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks ..................................................    701,353     678,353     600,192     101,161    16.9
Federal funds sold & securities purchased under resale agreements ......    158,038      43,551      70,109      87,929   125.4
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total cash & cash equivalents                                             859,391     721,904     670,301     189,090    28.2
Interest-bearing deposits in other banks ...............................     41,563       1,585       1,882      39,681  2108.4
Trading account securities .............................................    484,761     553,826     398,087      86,674    21.8
Securities available for sale, at fair value ...........................  2,219,488   1,993,797   2,087,639     131,849     6.3
  (Amortized Cost: $2,219,059; $2,080,408; $2,140,874; respectively)
Securities held to maturity, at cost ...................................    247,493     252,622     260,485     (12,992)   -5.0
  (Fair value: $251,159; $249,971; $260,345; respectively)
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income ..........................................  8,303,049   8,173,678   7,745,350     557,699     7.2
  (Unearned income: $10,265; $7,380; $8,600; respectively)
Reserve for loan losses ................................................   (131,878)   (133,855)   (134,653)      2,775    -2.1
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total loans, net                                                        8,171,171   8,039,823   7,610,697     560,474     7.4
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net ..............................................    209,926     188,418     176,638      33,288    18.8
Accrued income receivable ..............................................     83,508      85,655      75,633       7,875    10.4
Other real estate & other foreclosed assets ............................      4,472       3,352       3,148       1,324    42.1
Other assets ...........................................................    208,277     141,801     148,796      59,481    40.0
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill ...............................................................     96,485     106,827     108,490     (12,005)  -11.1
Mortgage servicing rights ..............................................     46,276      56,147      59,391     (13,115)  -22.1
Other intangible assets ................................................      2,203       3,225       3,702      (1,499)  -40.5
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total intangible assets ..............................................    144,964     166,199     171,583     (26,619)  -15.5
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL ASSETS                                                           12,675,014  12,148,982  11,604,889   1,070,125     9.2
======================================================================= =========== =========== =========== =========== =======
LIABILITIES:
Noninterest-bearing deposits ...........................................  1,857,584   1,719,388   1,734,255     123,329     7.1
Interest-bearing deposits ..............................................  6,831,503   6,333,956   6,201,229     630,274    10.2
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total deposits                                                          8,689,087   8,053,344   7,935,484     753,603     9.5
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements ..  1,472,452   2,160,587   2,210,389    (737,937)  -33.4
U.S. Treasury demand notes .............................................     30,799      33,552      21,350       9,449    44.3
Other short-term borrowings ............................................    172,247     151,000      66,362     105,885   159.6
Accrued income taxes ...................................................    123,726      81,710      81,870      41,856    51.1
Accrued interest payable ...............................................     38,822      27,709      17,951      20,871   116.3
Other liabilities ......................................................    271,757      65,911      92,766     178,991   192.9
Long-term debt .........................................................    856,550     685,426     292,058     564,492   193.3
Minority equity in subsidiaries ........................................        304         269         270          34    12.6
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES                                                      11,655,744  11,259,508  10,718,500     937,244     8.7
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity: Series "A" $3.15 cumulative convertible         589         629         668         (79)  -11.8
  (Shares outstanding: 11,213; 11,977; 12,714; respectively)
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock:  par value $1.25 .........................................     63,051      62,446      62,368         683     1.1
  (Shares outstanding: 50,441,110; 49,957,176; 49,894,094; respectively)
Paid-in surplus ........................................................    149,777     142,928     140,880       8,897     6.3
Retained earnings ......................................................    815,651     746,454     724,474      91,177    12.6
Net unrealized gain (loss) on securities available for sale ............         71     (54,341)    (33,499)     33,570  -100.2
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Subtotal                                                                1,028,550     897,487     894,223     134,327    15.0
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost .........................................     (9,869)     (8,642)     (8,502)     (1,367)   16.1
  (Shares: 401,604; 362,355; 361,255; respectively)
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total common stockholders' equity                                       1,018,681     888,845     885,721     132,960    15.0
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL STOCKHOLDERS' EQUITY                                              1,019,270     889,474     886,389     132,881    15.0
----------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               12,675,014  12,148,982  11,604,889   1,070,125     9.2
======================================================================= =========== =========== =========== =========== =======

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

For the Nine Months Ended September 30, 1995 and 1994                                       1995           1994
-----------------------------------------------------------------------           -------------- --------------
NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                                   730,436        840,403
-----------------------------------------------------------------------           -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale .............................        37,369        601,505
Redemption of matured securities available for sale ..............................       657,708        395,583
Redemption of matured securities held to maturity ................................        55,971         75,718
Purchases of securities available for sale .......................................      (830,549)    (1,561,057)
Purchases of securities held to maturity .........................................       (51,763)       (64,511)
Net (increase) decrease in interest-bearing deposits in other banks ..............       (39,753)        14,579
Net (increase) decrease in loans .................................................      (465,095)    (1,344,114)
Purchases of premises and equipment ..............................................       (33,256)      (161,375)
Proceeds from sales of other real estate .........................................         6,948         30,248
Payments to improve other real estate ............................................          (824)        (1,614)
Net cash (paid for) received from acquisitions ...................................           603        (70,507)
-----------------------------------------------------------------------           -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (662,641)    (2,085,545)
-----------------------------------------------------------------------           -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..............................................       635,743        229,786
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes ....................      (690,888)       800,985
Proceeds from issuance of nonrecourse debt on leveraged leases ...................             0              0
Payments on nonrecourse debt on leveraged leases .................................       (30,869)       (29,206)
Proceeds from issuance of long-term debt and short-term borrowings ...............       224,923        145,642
Payments on long-term debt and short-term borrowings .............................       (32,786)      (239,309)
Proceeds from issuance of common stock and sales of treasury stock ...............         9,525          7,930
Purchases of treasury stock ......................................................        (3,976)       (17,168)
Dividends paid ...................................................................       (41,980)       (38,248)
-----------------------------------------------------------------------           -------------- --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       69,692        860,412
-----------------------------------------------------------------------           -------------- --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  137,487       (384,730)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           721,904      1,055,031
-----------------------------------------------------------------------           -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 859,391        670,301
=======================================================================           ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-----------------------------------------------------------------------           -------------- --------------
CASH PAID (RECEIVED) FOR:
  Interest .......................................................................       329,646        217,938
  Income taxes ...................................................................        49,843         52,922
=======================================================================           ============== ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred shares to common shares:
    Preferred shares converted (not rounded) .....................................           764            682
    Common shares issued (not rounded) ...........................................         9,269          8,268
    Conversion value .............................................................            40             36
Transfer of loans to other real estate............................................         4,530         11,191
Securities transferred from held to maturity to available for sale
  in conjunction with adoption of SFAS No. 115 ...................................             0      1,417,217
Net unrealized gain (loss) on securities available for sale
  (included in stockholders' equity) .............................................        54,412        (33,499)
Pooling-of-interests acquisitions:
  Assets acquired ................................................................         1,874         75,242
  Liabilities assumed ............................................................         1,235         63,680
  FSCO shares issued (not rounded) ...............................................       133,838        842,066
Purchase acquisitions:
  Fair value of assets acquired ..................................................           853        490,819
  Liabilities assumed ............................................................             0        359,167
  Cash paid for the capital stock ................................................           853        116,233
  FSCO shares issued (not rounded) ...............................................             0        479,995
=======================================================================           ============== ==============

See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of First Security Corporation ("FSCO") contain all adjustments (consisting of normal recurring accruals) necessary to present fairly: FSCO's results of operations for the three months and the year-to-date nine months in the periods ended September 30, 1995 and 1994; FSCO's financial position as of September 30, 1995, December 31, 1994, and September 30, 1994; and cash flows for the year-to-date nine months in the periods ended September 30, 1995 and 1994.

2. The results of operations for the three months and the year-to-date nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase transactions and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition, from 5 acquisitions completed in 1994 and 3 acquisitions completed in year-to-date 1995 (see: Supplemental Tables "Mergers and Acquisitions"). Under applicable accounting rules, those acquisitions acquired as pooling-of-interests mergers were not material to FSCO's consolidated operations, so historical amounts were not restated.
   The April 29, 1994 acquisition of CrossLand Mortgage Acquisition Corporation ("CrossLand Mortgage") created $63.9 million in purchased mortgage servicing rights and $85.0 million in goodwill carried as intangible assets on FSCO's condensed consolidated balance sheets.

4. On May 12, 1995, the Financial Accounting Standards Board issued SFAS 122 "Accounting for Mortgage Servicing Rights", an amendment to SFAS 65. FSCO adopted this standard effective July 1, 1995. The adoption of this standard had no material effect on net income from ongoing mortgage banking activities.
   SFAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. In order to determine the fair value of servicing rights, FSCO uses market prices under comparable servicing sales contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing right. This valuation method requires FSCO to incorporate assumptions that market participants would use in estimating future net servicing income.
   In determining possible impairment of mortgage servicing rights at the end of each quarter, the originated servicing portfolio is disaggregated into its predominant characteristics, which FSCO has determined to be loan type, investor type, and interest rate. The segmented portfolio is then valued, using market prices under comparable servicing sales contracts, when available, or alternatively using the same model as is used to determine the fair value of such rights at origination, updated with current assumptions. The calculated value is then compared to the book value of each segment of the portfolio to determine if a reserve for impairment is required.
   FSCO recorded mortgage servicing rights of $10.0 million for the quarter ended September 30, 1995.

5. On July 17, 1995, FSCO issued $125 million of 7.00% Subordinated Notes due July 15, 2005.

6. On July 31, 1995, FSCO securitized and sold $251 million of direct and indirect auto loans and recognized a net after tax loss of $773 thousand. FSCO will continue to service these loans for the investors.

                                    # # #

PART 1. FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition ("MDA")

ANALYSIS OF RESULTS OF OPERATIONS

   First Security Corporation ("FSCO") earned net income totaling $111.2 million for the first nine months of 1995, an increase of $6.0 million (5.7%) from $105.2 million earned in the corresponding period in 1994 (see Financial
Statements: "Condensed Consolidated Income Statements"; and Supplemental Tables "Financial Highlights"). Net income for year-to-date 1995 generated a 1.23% return on average assets ("ROAA") and a 15.35% return on average equity ("ROAE") on FSCO's strong average equity to assets ratio of 8.01%, compared with a 1.29% ROAA and a 16.33% ROAE for the year-ago period. Fully-diluted earnings per share for the year to date were $2.18, up $0.07 (3.3%) from $2.11 for the year-ago period.
   Net income was $39.3 million for the third quarter of 1995, up $2.6 million (7.0%) from $36.8 million earned in the third quarter of 1994. During the quarter, FSCO received a $5.1 million payment ($3.1 million after tax) from the Federal Deposit Insurance Corporation representing a repayment of excess insurance premiums paid during the months of June through September 1995. Net income for the quarter generated a 1.28% ROAA and a 15.46% ROAE, compared with a 1.26% ROAA and 16.74% ROAE for the year-ago quarter. Fully-diluted earnings per share for the quarter were $0.77, up $0.04 (5.5%) from $0.73 for the year-ago quarter.
   FSCO acquired CrossLand Mortgage in a purchase accounting transaction on April 29, 1994, midway through the 1994 year-to-date period (see: MDA "Mergers and Acquisitions"). This impacted FSCO's noninterest income and noninterest expenses, so that comparisons of operating results for year-to-date 1995 with year-to-date 1994 may not be indicative of FSCO's actual comparative performance. CrossLand Mortgage has made a positive contribution to FSCO's 1995 net income as sales of servicing were combined with third quarter 1995 loan production, which was up 62.4% from the year-ago quarter and was the best quarter since its acquisition.

Net Interest Income
   Net interest income on a fully-taxable equivalent ("FTE") basis totaled $353.5 million for year-to-date 1995, up $4.4 million (1.3%) from the year-ago period, and was $121.9 million for the third quarter of 1995, up $3.4 million (2.8%) from the year-ago quarter (see: Supplemental Tables "Financial Highlights" and "Rate / Volume Analysis"). For both the year to date and quarter, these increases were due to higher yields and volume growth for interest-earning assets inclusive of the impact of the securitization and sale of $251 million of direct and indirect auto loans during the quarter.
   The net interest margin was 4.32% for the year to date, down from 4.74% for the year-ago period, while the 4.46% third quarter was down from 4.55% for the year-ago quarter. For both the year to date and quarter, these decreases were due to higher interest rates plus increased balances in certificates of deposit (CDs) and long-term debt as FSCO took steps to extend maturities, moderate interest rate risk, and increase general liquidity. This was partially offset by higher yields and volumes for interest-earning assets, and for the quarter, a 35.8% reduction in average short-term borrowed funds.
   The net interest margin of 4.46% for the third quarter of 1995 was much improved from the 4.06% low in the first quarter of 1995 and stabilized from the second quarter of 1995.

Provision for Loan Losses
   The provision for loan losses totaled $13.2 million for year-to-date 1995, up from $0.4 million for the year-ago period, and was $6.6 million for the third quarter of 1995, up from $0.2 million for the year-ago quarter (see: MDA "Interest-Earning Assets and Asset Quality - Provision For Loan Losses"; and Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses").

Noninterest Income
   Noninterest income totaled $200.0 million for year-to-date 1995, up $57.7 million (40.5%) from the year-ago period, and was $70.1 million for the third quarter of 1995, up $14.5 million (26.0%) from the year-ago quarter (see:
Financial Statements "Condensed Consolidated Income Statements"). For both the year to date and quarter, these increases were due primarily to FSCO's continued emphasis on increasing and diversifying its sources of noninterest income, and the positive impact of CrossLand Mortgage on mortgage banking activities. These increases were partially offset by declines in bankcard servicing fees and third-party processing fees. FSCO's investment strategies in both the trading account and securities portfolios continued to generate gains, amounting to a combined $8.5 million for the year to date and $2.3 million for the quarter.
   The acquisition of CrossLand Mortgage has further diversified FSCO's noninterest income and increased the ratio of noninterest income to total income FTE to 36.14% for the year to date, up from 28.96% for the year-ago period.

Noninterest Expenses
   Noninterest expenses totaled $358.1 million for year-to-date 1995, up $38.7 million (12.1%) from the year-ago period, and were $121.3 million for the third quarter of 1995, up $7.8 million (6.9%) from the year-ago quarter (see:
Financial Statements "Condensed Consolidated Income Statements"). For both the year to date and quarter, these increases were due to the combination of volume-related growth, salaries and benefits expenses related to increased loan production, and acquisitions. These were partially offset by a lower FDIC insurance rate.
   Noninterest expenses for the third quarter of 1995 increased only 2.0% from the second quarter of 1995 and 2.8% from the first quarter of 1995. This was a direct result of FSCO's commitment to control costs.
   The operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 64.71% for year-to-date 1995, an improvement from 65.01% for the year-ago period and 65.82% for all of 1994, and was 63.17% for the third quarter of 1995, an improvement from 65.15% for the year-ago quarter and a high of 66.35% at year end.
   FSCO has improved its operating expense ratio for three quarters in a row, decreasing it by 318 basis points from 66.35% at year end and 206 basis points from 65.23% in the second quarter of 1995.

ANALYSIS OF FINANCIAL CONDITION

   In the third quarter of 1995, FSCO continued to increase its interest-earning assets, maintain strong asset quality, improve its liquidity, and strengthen its well-capitalized position, as compared with September 30, 1994 and December 31, 1994.
   FSCO's assets totaled $12.7 billion at September 30, 1995, up $1.1 billion (9.2%) from September 30, 1994, and up $526 million (4.3%) from December 31, 1994. Total interest-earning assets were $11.5 billion at quarter end, up $891 million (8.4%) from one year ago, and up $435 million (4.0%) from the year end (see: MDA "Interest-Earning Assets and Asset Quality"). Intangible assets were $145.0 million at September 30, 1995, down $26.6 million (15.5%) from September 30, 1994, and down $21.2 million (12.8%) from December 31, 1994, due to the effects of ongoing amortization plus a reduction of the intangibles resulting from the sale of mortgage servicing rights. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.
   FSCO's liabilities totaled $11.7 billion at September 30, 1995, up $937 million (8.7%) from September 30, 1994, and up $396 million (3.5%) from December 31, 1994. Total interest-bearing liabilities were $9.36 billion at quarter end, up $572 million (6.5%) from one year ago, but essentially unchanged from year end (see: MDA "Liquidity").
   Stockholders' equity in FSCO increased to a record $1.0 billion at September 30, 1995, up $133 million (15.0%) from September 30, 1994, and up $130 million (14.6%) from December 31, 1994 (see: MDA "Stockholders' Equity and Capital Adequacy").
   FSCO's financial condition is discussed in greater detail in the following MDA sections "Interest-Earning Assets and Asset Quality", "Liquidity", and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS and ASSET QUALITY

Loans
   FSCO's borrowers reside primarily in states where FSCO has banking offices as well as in contiguous market areas. FSCO has policies and procedures designed to maintain the quality of its loans. These include setting underwriting standards for new credits and the continuous monitoring and reporting of asset quality and adequacy of the reserve for loan losses. These policies were discussed in greater detail in FSCO's 1994 Form 10-K: "Interest-Earning Assets and Asset Quality - Loans".
     FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, totaled $8.3 billion at September 30, 1995, up $558 million (7.2%) from September 30, 1994, and up $129 million (1.6%) from December 31, 1994 (see: Supplemental Tables "Loans Outstanding"). The increase from one year ago was due primarily to increases in real estate loans and commercial loans.
   The ratio of loans to assets was 65.51% at September 30, 1995, compared with 66.74% one year ago and 67.28% at year end.
   The components of FSCO's loan portfolio at September 30, 1995, compared with September 30, 1994, and December 31, 1994, respectively, included:
   * Commercial loans were $2.0 billion, up $279 million (16.1%) from one year ago, and up $177 million (9.6%) from year end. This growth was due primarily to a broad-based business expansion in FSCO's market areas with increases in loans to customers of all sizes.
   * Real estate secured loans were $3.4 billion, up $380 million (12.7%) from one year ago, and up $222 million (7.1%) from year end. This growth was due to increases in residential term and home equity loans, and commercial construction and term (nonowner occupied) loans. For balance sheet management purposes, FSCO does not retain all newly-originated fixed-rate mortgage loans but sells a portion to secondary markets.
   * Consumer loans were $2.6 billion, down $118 million (4.4%) from one year ago, and down $261 million (9.2%) from year end. These decreases were due to the July 31, 1995 securitization and sale of $251 million of direct and indirect auto loans. FSCO remains the leading consumer lender in the Corporation's primary market area.

Problem Assets and Potential Problem Assets
   Superior asset quality continues to be a primary objective for FSCO. Despite a general downward trend in problem assets since 1991, it has been FSCO's experience that economic cycles and loan-specific events cause fluctuations in problem assets, sometimes with little or no warning. FSCO carefully considers these potential fluctuations in the analysis of its reserve for loan losses.
   Problem assets increased to $41.4 million at September 30, 1995, up $8.7 million (26.7%) from September 30, 1994, and up $2.1 million (5.5%) from December 31, 1994 (see: Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). These increases were due primarily to isolated agricultural loan problems related to commodity prices that temporarily offset a healthy regional economy and continued high loan underwriting standards.
   The ratio of total problem assets to total loans and ORE was 0.50% at quarter end, indicating the continuing high quality of FSCO's interest-earning assets, up slightly from 0.42% one year ago and 0.48% at year end.
   The components of FSCO's problem assets at September 30, 1995, compared with September 30, 1994, and December 31, 1994, respectively, included:
   * Nonaccruing loans were $25.4 million, up $5.1 million (25.4%) from one year ago, and up $1.5 million (6.3%) from year end. These increases were primarily due to one large agricultural credit that was previously identified as a potential problem asset. No losses are expected from this credit as it is well-secured. The ratio of nonaccruing loans to total loans was 0.31%, up slightly from 0.26% one year ago and 0.29% at year end.
   * ORE and other foreclosed assets were $4.5 million, up $1.3 million (42.1%) from one year ago, and up $1.1 million (33.4%) from year end. These increases were due in part to a decrease in the ORE valuation reserve. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $11.5 million, up $2.2 million (24.3%) from one year ago, but down $0.5 million (4.0%) from year end.
   Potential problem loans identified by FSCO were $17.2 million at September 30, 1995, down $3.5 million (17.0%) from September 30, 1994, but up $5.2 million (43.3%) from December 31, 1994. The increase from year end was due to a combination of small commercial loans, agricultural loans, and 1-4 family residential term loans. Potential problem loans consisted primarily of small commercial loans, agricultural loans, and 1-4 family residential term loans.

Reserve for Loan Losses
   It is FSCO's philosophy to maintain a conservative balance sheet, including its reserve for loan losses. This was discussed in greater detail in FSCO's 1994 Form 10-K: "Interest-Earning Assets and Asset Quality - Reserve for Loan Losses". FSCO continually analyzes the reserve and adjusts it as needed to maintain a conservative position.
   The reserve for loan losses was $131.9 million at September 30, 1995, down $2.8 million (2.1%) from September 30, 1994, and down $2.0 million (1.5%) from December 31, 1994 (see: Supplemental Tables "Financial Highlights - Reconciliation of the Reserve for Loan Losses, - Selected Ratios"). These slight reductions in the reserve reflected continued good asset quality. Merger transactions added reserves of $2.1 million since one year ago but none since year end. The reserve at September 30, 1995 was increased $1.5 million (1.1%) from June 30, 1995. Based on its analysis of reserve adequacy, FSCO's management considered the reserve for loan losses at September 30, 1995 to be adequate to cover potential losses in the foreseeable future.
   The "coverage" ratio of the reserve to nonaccruing loans was 519.59% at quarter end, down from 665.54% one year ago and 560.81% at year end. At the same time, the ratio of the reserve to total loans was 1.59% at quarter end, down from 1.74% one year ago and 1.64% at year end.
   FSCO charges loan losses against the reserve for loan losses when such losses become probable and subject to reasonable estimation. Net loans charged off totaled $15.2 million for year-to-date 1995, up $11.4 million (306.1%) from the year-ago period, and were $5.1 million for the third quarter of 1995, up $4.5 million (784.9%) from the year-ago quarter. Net chargeoffs continued at a favorable rate of approximately $5 million per quarter, with the increases primarily due to large recoveries one year ago in commercial loans, real estate loans, and leases. FSCO continued to maintain strong asset quality and to benefit from the positive effects of a healthy regional economy.
   The ratio of net loan chargeoffs to average loans remained low at 0.25% for both the year to date and third quarter, although up from 0.07% for the year-ago period and 0.03% for the year-ago quarter, respectively, and up from 0.10% for all of 1994.

Provision for Loan Losses
   The provision for loan losses totaled $13.2 million for year-to-date 1995, up from $0.4 million for the year-ago period, and was $6.6 million for the third quarter of 1995, up from $0.2 million for the year-ago quarter (see:
Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases were due to the combination of 16.8% growth in year-to-date average loans and higher net loans charged off. During the 1995 periods, FSCO kept the provision for loan losses essentially equivalent to net chargeoffs, allowing the reserve to remain relatively constant.

Investment Securities
   FSCO manages its securities available for sale and securities held to maturity portfolios within policies which are designed to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and/or repurchase agreement activities (see: Financial Statements "Condensed Consolidated Balance Sheets"). FSCO's investment strategy remains flexible and carefully reviewed by management, shifting periodically in response to changing conditions. The average life of the investment securities portfolios is relatively short, providing a constant cash flow from maturing assets.
   FSCO's securities available for sale were $2.2 billion at September 30, 1995, up $132 million (6.3%) from September 30, 1994, and up $226 million (11.3%) from December 31, 1994. FSCO's securities held to maturity were $247 million at September 30, 1995, down $13 million (5.0%) from September 30, 1994, and down $5 million (2.0%) from December 31, 1994.

Other Interest-Earning Assets
   The combined balance of Federal funds sold and securities purchased under resale agreements, interest-bearing deposits in other banks, and trading account securities was $684 million at September 30, 1995, up $214 million (45.6%) from September 30, 1994, and up $85 million (14.3%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). Historically, these balances have fluctuated significantly in response to both market conditions and FSCO's preference for liquidity.

LIQUIDITY

   FSCO has established specific policies and procedures governing liquidity management through its asset/liability management committee ("ALCO") process. These policies and processes were discussed in greater detail in FSCO's 1994 Form 10-K: "Asset/Liability Management"; and "Liquidity".
   FSCO works to maintain an adequate liquidity position through stable core deposits generated from its branch network, short-term securities portfolios, other interest-earning assets, and the prudent use of debt (see: MDA "Interest-Earning Assets and Asset Quality", "Deposits", and Borrowed Funds"). Maturing balances in the large loan portfolios also provide flexibility in managing cash flows. The ability to redeploy these funds is an important source of medium to long-term liquidity.
   Backup sources of liquidity are provided by credit lines to FSCO and by Federal funds lines carried by FSCO's subsidiary Banks. Additional liquidity could be generated through: issuance of new corporate debt or equity securities under an existing shelf registration with the Securities and Exchange Commission; Bank Note issuance; borrowings from the Federal Home Loan Bank, of which FSB Utah, FSB Idaho, and FSB Oregon are members; asset sales and securitizations; and borrowings from the Federal Reserve System.

Deposits
   FSCO's deposits totaled $8.7 billion at September 30, 1995, up $754 million (9.5%) from September 30, 1994, and up $636 million (7.9%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets" and Supplemental Tables "Rate / Volume Analysis"). These increases occurred as FSCO took steps to acquire CDs. The mix of deposits at quarter end remained essentially unchanged as interest-bearing deposits were 78.62% of total deposits, compared to 78.15% one year ago and 78.65% at year end.

Borrowed Funds
   Borrowed funds totaled $2.5 billion at September 30, 1995, down $58 million (2.2%) from September 30, 1994, and down $499 million (16.4%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). Borrowed funds were increased during 1994 to support strong loan growth that exceeded deposit growth throughout FSCO's market areas. Since year end, loan sales and repayments have largely offset loan originations, so that deposit growth exceeded net loan growth and supported a reduction of short-term borrowings.
   The components of FSCO's borrowed funds at September 30, 1995, compared with September 30, 1994, and December 31, 1994, respectively, included:
   * Federal funds purchased and securities sold under repurchase agreements were $1.5 billion, down $738 million (33.4%) from one year ago, and down $688 million (31.8%) from year end.
   * All other short-term borrowings were $203 million, up $115 million (131.5%) from one year ago, and up $18 million (10.0%) from year end.
   * Long-term debt was $857 million, up $564 million (193.3%) from one year ago, and up $171 million (25.0%) from year end as FSCO moved to take advantage of a favorable interest rate environment. On July 17, 1995, FSCO issued $125 million of 7.00% Subordinated Notes due July 15, 2005.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY

   FSCO and its subsidiary Banks exceeded regulatory requirements for "well capitalized" status throughout 1994 and for year-to-date 1995. It is FSCO's policy to maintain this status at both the consolidated and subsidiary Bank levels, and to achieve a minimum tangible common equity to assets ratio of 7.00%.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of securities available for sale. These fluctuations are shown in the "Net unrealized gain (loss) on securities available for sale" component of equity.
   Stockholders' equity in FSCO increased to a record $1.0 billion at September 30, 1995, up $133 million (15.0%) from September 30, 1994, and up $130 million (14.6%) from December 31, 1994 (see: Financial Statements "Condensed Consolidated Balance Sheets"). This growth was due to record earnings plus the improvement in the SFAS 115 component of equity.
   The ratio of stockholders' equity to total assets was 8.04% at quarter end, up from 7.64% one year ago and 7.32% at year end. At the same time, the ratio of tangible common equity to tangible total assets was 6.97%, up from 6.25% one year ago and 6.03% at year end (see: Supplemental Tables "Financial Highlights - Selected Ratios"). Changes in these equity ratios were due to record earnings plus the improvement in the SFAS 115 component of equity.
   FSCO's risk-based capital ratios (see: Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios") at September 30, 1995, compared with September 30, 1994, and December 31, 1994, respectively, were:
   * Tier 1 (well capitalized: 6.0% or above) at 10.52%, compared with 9.79% one year ago, and 9.84% at year end.
   * Total Capital (well capitalized: 10.0% or above) at 14.06%, compared with 11.96% one year ago, and 11.98% at year end.
   * Leverage (well capitalized: 5.0% or above) at 7.32%, compared with 7.00% one year ago, and 6.88% at year end.
   As with its equity ratios, the changes in FSCO's risk-based capital ratios were due in part to FSCO's record earnings plus the effect of issuing $125 million in subordinated debt during the quarter.

COMMON STOCK

   On July 31, 1995, FSCO's Board of Directors declared a regular quarterly cash dividend of $0.28 per share of FSCO's Common Stock (see: Supplemental Tables "Financial Highlights"). This dividend, payable September 4, 1995 to shareholders of record on August 18, 1995, equals an annual rate of $1.12 per share. At the market closing bid price of $28.13 per share on Friday, July 28, 1995, the annual dividend yield on FSCO's Common Stock was 3.98%.
   On October 30, 1995, FSCO's Board of Directors declared a regular quarterly cash dividend of $0.28 per share of FSCO's Common Stock. This dividend, payable December 4, 1995 to shareholders of record on November 17, 1995, equals an annual rate of $1.12 per share. At the market closing bid price of $32.50 per share on Friday, October 27, 1995, the annual dividend yield on FSCO's Common Stock was 3.45%.
   FSCO has paid cash dividends for 61 consecutive years. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities (see: Supplemental Tables "Mergers and Acquisitions"). Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   Since September 30, 1994, FSCO has acquired 3 financial institutions, 1 of which was accounted for as a purchase transaction and 2 of which were accounted for as pooling-of-interests transactions. None of the pooling-of-interests transactions were of sufficient size to require restatement of FSCO's historical financial statements. On April 29, 1994, FSCO acquired CrossLand Mortgage which was the largest cash purchase ever made by the Corporation.

PROJECT "VISION" - FIRST SECURITY'S CORPORATE REDESIGN PROGRAM

   On July 11, FSCO announced the implementation of a corporate redesign effort aimed at enhancing customer service and improving the Corporation's operating efficiency. Project "VISION", the six-month customer-focused redesign program will help FSCO to improve customer service while at the same time identifying operational changes that will help the Corporation become a more efficient provider of banking and financial services.

NATIONAL & REGIONAL ECONOMY

   The U.S. economy bounced back in the third quarter of 1995 relative to the prior period when excess inventory positions were being liquidated. The economic improvement, however, may moderate in the fourth quarter. Going forward into 1996, real growth will likely vary near 2.5%, a level which should keep the jobless rate from seriously rising, but at the same time restraining inflation below 3%.
   There is some concern that buying momentum in the consumer sector is withering. Job growth and income gains may struggle to generate the purchasing power necessary to sustain final demand, particularly with relatively high consumer debt levels. Accordingly, it is possible that upon completion of a Federal budget package, the Federal Reserve could edge interest rates a notch lower. This may psychologically help Christmas sales and carry-over spending, particularly for the purchase of consumer durables, into the new year.
   The Intermountain Area's third-quarter economic performance continued very strong. For example, Utah's October employment growth exceeded 6% (54,000 new jobs), while the unemployment rate in the Salt Lake area dropped below 3%. Labor markets in Nevada, New Mexico, and Oregon have recorded vigorous gains, whereas somewhat less rapid growth is evident in Idaho and Wyoming. A commercial construction boom is providing strong growth momentum throughout the region. The pattern of net in-migration to this region is continuing and economic prospects remain highly favorable.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables


FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    Year-To-Date Nine Months
                                                     1995       1995       1995       1994       1994       1995       1994    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common Stock Data:
Earnings per common share: primary ............      0.77       0.72       0.70       0.69       0.73       2.19       2.11     3.8
Earnings per common share: fully diluted ......      0.77       0.71       0.70       0.69       0.73       2.18       2.11     3.3
Dividends paid per common share ...............      0.28       0.28       0.28       0.26       0.26       0.84       0.78     7.7
Book value EOP ................................     20.36      19.82      18.96      17.92      17.88      20.36      17.88    13.8
Tangible book value EOP .......................     17.46      16.90      15.95      14.57      14.42      17.46      14.42    21.1
Market price (bid) EOP ........................     31.38      28.00      24.00      22.75      28.50      31.38      28.50    10.1
  High bid for the period .....................     33.25      28.63      25.63      28.50      32.00      33.25      32.00     3.9
  Low bid for the period ......................     27.50      23.00      22.00      21.50      27.75      22.00      25.25   -12.9
Market capitalization EOP: mktprice x #shrs ... 1,569,974  1,398,348  1,197,768  1,128,286  1,411,691  1,569,974  1,411,691    11.2
Market price EOP / book value EOP (%) .........    154.10     141.27     126.58     126.95     159.40     154.10     159.40
Dividend payout ratio: DPS / EPS (%) ..........     36.36      38.89      40.00      37.68      35.62      38.36      36.97
Dividend yield EOP: dividend / mktprice (%) ...      3.57       4.00       4.67       4.57       3.65       3.57       3.65
Price / earnings ratio: mktprice / 4 qtrs earn       10.9        9.9        8.5        8.1       11.2       10.9       11.2
Common shares: EOP ............................    50,039     49,941     49,907     49,595     49,533     50,039     49,533     1.0
Common shares: avg primary ....................    50,977     50,710     50,566     50,341     50,350     50,752     49,788     1.9
Common shares: avg fully diluted ..............    51,114     50,850     50,709     50,491     50,505     50,892     49,946     1.9
Preferred shares outstanding: EOP .............        11         11         12         12         13         11         13   -15.4
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income ...............................   234,584    233,068    220,550    211,909    200,365    688,202    561,608    22.5
Interest expense ..............................   114,805    114,466    111,488     96,955     83,829    340,759    218,460    56.0
Net interest income ...........................   119,779    118,602    109,062    114,954    116,536    347,443    343,148     1.3
Fully-taxable equivalent (FTE) adjustment .....     2,114      1,874      2,025      1,944      2,002      6,013      5,931     1.4
Net interest income, FTE ......................   121,893    120,476    111,087    116,898    118,538    353,456    349,079     1.3
Provision for loan losses .....................     6,587      3,742      2,848        474        180     13,177        351  3654.1
Noninterest income ............................    70,092     61,845     68,059     55,244     55,608    199,996    142,305    40.5
Noninterest expenses ..........................   121,275    118,929    117,918    114,215    113,456    358,122    319,434    12.1
Provision for income taxes ....................    22,666     21,543     20,755     20,541     21,724     64,964     60,502     7.4
Net income ....................................    39,343     36,233     35,600     34,968     36,784    111,176    105,166     5.7
Preferred stock dividend requirement ..........         9          9          9          9         10         27         30   -10.0
Common stock dividend .........................    13,996     13,976     13,981     12,869     12,882     41,953     38,218     9.8
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities ....................   484,761    477,560    437,415    553,826    398,087    484,761    398,087    21.8
Securities available for sale ................. 2,219,488  2,086,509  2,044,257  1,993,797  2,087,639  2,219,488  2,087,639     6.3
Securities held to maturity ...................   247,493    251,982    243,915    252,622    260,485    247,493    260,485    -5.0
Loans, net of unearned income ................. 8,303,049  8,356,657  8,183,306  8,173,678  7,745,350  8,303,049  7,745,350     7.2
Reserve for loan losses .......................  (131,878)  (130,388)  (131,603)  (133,855)  (134,653)  (131,878)  (134,653)   -2.1
Total interest-earning assets .................11,454,392 11,291,982 11,119,493 11,019,059 10,563,552 11,454,392 10,563,552     8.4
Intangible assets .............................   144,964    145,369    149,828    166,199    171,583    144,964    171,583   -15.5
Other assets .................................. 1,207,536  1,119,216  1,051,592  1,097,579  1,004,407  1,207,536  1,004,407    20.2
Total assets ..................................12,675,014 12,426,179 12,189,310 12,148,982 11,604,889 12,675,014 11,604,889     9.2
Noninterest-bearing deposits .................. 1,857,584  1,748,031  1,655,669  1,719,388  1,734,255  1,857,584  1,734,255     7.1
Interest-bearing deposits ..................... 6,831,503  6,843,356  6,617,045  6,333,956  6,201,229  6,831,503  6,201,229    10.2
Total deposits ................................ 8,689,087  8,591,387  8,272,714  8,053,344  7,935,484  8,689,087  7,935,484     9.5
Short-term borrowed funds ..................... 1,675,498  1,920,093  2,076,923  2,345,139  2,298,101  1,675,498  2,298,101   -27.1
Long-term debt ................................   856,550    666,858    683,785    685,426    292,058    856,550    292,058   193.3
Total interest-bearing liabilities ............ 9,363,551  9,430,307  9,377,753  9,364,521  8,791,388  9,363,551  8,791,388     6.5
Other liabilities .............................   434,305    257,349    208,942    175,330    192,587    434,305    192,587   125.5
Minority equity in subsidiaries ...............       304        298        285        269        270        304        270    12.6
Preferred stockholders' equity ................       589        594        610        629        668        589        668   -11.8
Common stockholders' equity ................... 1,018,681    989,600    946,051    888,845    885,721  1,018,681    885,721    15.0
Parent company investment in subsidiaries ..... 1,057,376  1,030,242    990,493    932,738    916,427  1,057,376    916,427    15.4
Off-balance sheet letters of credit ...........   188,211    191,692    178,191    202,694    194,657    188,211    194,657    -3.3
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial ..................................    11,046      5,501      5,731      8,903      7,781     11,046      7,781    42.0
  Real estate: term ...........................    11,831     10,047     11,412     12,246     11,020     11,831     11,020     7.4
  Real estate: construction ...................     1,278      1,637      1,057      1,714      1,110      1,278      1,110    15.1
  Consumer ....................................        75         85         97        168        173         75        173   -56.6
  Leases ......................................     1,151      1,432        908        837        148      1,151        148   677.7
Total nonaccruing loans .......................    25,381     18,702     19,205     23,868     20,232     25,381     20,232    25.4
ORE and other foreclosed assets ...............     4,472      4,340      2,334      3,352      3,148      4,472      3,148    42.1
Total nonperforming assets ....................    29,853     23,042     21,539     27,220     23,380     29,853     23,380    27.7
Accruing loans past due 90 days or more .......    11,515     11,076     11,518     12,001      9,265     11,515      9,265    24.3
Total problem assets ..........................    41,368     34,118     33,057     39,221     32,645     41,368     32,645    26.7
Potential problem assets ......................    17,223     19,652     19,943     12,018     20,741     17,223     20,741   -17.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees ................     7,758      7,755      7,656      7,621      7,499      7,758      7,499     3.5
Domestic bank offices:
  First Security Bank of Utah .................       124        124        120        119        118        124        118     5.1
  First Security Bank of Idaho ................        91         91         91         91         91         91         91     0.0
  First Security Bank of New Mexico ...........        27         27         27         27         26         27         26     3.8
  First Security Bank of Oregon ...............        13         13         13         13         13         13         13     0.0
  First Security Bank of Nevada ...............         8          6          5          5          5          8          5    60.0
  First Security Bank of Wyoming ..............         6          6          6          6          6          6          6     0.0
Total domestic bank offices ...................       269        267        262        261        259        269        259     3.9
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Note:  EOP: End of period.  EPS: Earnings Per Share.  DPS: Dividends Per Share.  NM: Not meaningful.
Reclassifications of prior period amounts have been made where necessary to conform with current classifications adopted pursuant to SFAS No. 122 "Accounting for Mortgage Servicing Rights" adopted by FSCO as of July 1, 1995.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    Year-To-Date Nine Months
                                                     1995       1995       1995       1994       1994       1995       1994    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities ....................   294,378    345,158    677,507    570,726    669,955    437,611    649,049   -32.6
Securities available for sale ................. 2,096,740  2,042,127  1,976,800  2,059,821  2,108,122  2,040,144  1,959,375     4.1
Securities held to maturity ...................   243,993    238,637    250,957    246,917    263,979    243,354    277,885   -12.4
Loans, net of unearned income ................. 8,207,753  8,233,243  8,133,412  7,928,754  7,489,686  8,191,337  7,013,515    16.8
Reserve for loan losses .......................  (130,358)  (131,321)  (133,747)  (135,325)  (134,492)  (131,796)  (134,626)   -2.1
Deferred taxes on leases ......................  (160,855)  (160,041)  (157,360)  (153,585)  (147,368)  (159,431)  (142,460)   11.9
Total int-earning assets - defer tax on leases 10,932,739 10,825,695 10,948,403 10,705,435 10,427,360 10,901,816  9,818,505    11.0
Intangible assets .............................   141,780    148,187    164,105    169,375    169,246    151,275    100,196    51.0
Other assets .................................. 1,045,896  1,003,232    984,449  1,034,843    980,263  1,011,418    947,726     6.7
Total assets ..................................12,150,912 12,005,834 12,120,570 11,927,913 11,589,745 12,092,144 10,874,261    11.2
Noninterest-bearing deposits .................. 1,690,536  1,585,255  1,545,225  1,684,321  1,641,041  1,607,133  1,593,369     0.9
Interest-bearing deposits ..................... 6,887,306  6,766,077  6,423,604  6,255,221  6,175,251  6,694,028  6,025,408    11.1
Total deposits ................................ 8,577,842  8,351,332  7,968,829  7,939,542  7,816,292  8,301,161  7,618,777     9.0
Short-term borrowed funds ..................... 1,534,440  1,761,411  2,348,062  2,310,480  2,388,601  1,878,324  1,905,183    -1.4
Long-term debt ................................   791,348    682,382    684,497    586,407    306,808    719,800    294,526   144.4
Total interest-bearing liabilities ............ 9,213,094  9,209,870  9,456,163  9,152,108  8,870,660  9,292,152  8,225,117    13.0
Other liabilities .............................   237,052    235,550    199,827    200,059    205,775    224,279    194,330    15.4
Minority equity in subsidiaries ...............       300        291        276        270        265        289        263     9.9
Preferred stockholders' equity ................       593        603        616        650        671        604        685   -11.8
Common stockholders' equity ................... 1,009,339    974,265    918,463    890,505    871,333    967,688    860,497    12.5
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Balance, beginning of period ..................   130,388    131,603    133,855    134,653    132,714    133,855    134,848    -0.7
Loans charged off:
  Commercial ..................................       954        726      1,074      1,052      1,015      6,897      4,130    67.0
  Real estate: term ...........................       103        573        694        274        267      1,267      1,177     7.6
  Real estate: construction ...................         0          1         93          0        206         94        300   -68.7
  Consumer: instalment ........................     7,319      8,008      9,425      8,098      5,719     17,433      9,063    92.4
  Consumer: credit card .......................     2,464      2,291      2,447      1,845      1,616      4,738      3,367    40.7
  Leases ......................................        (1)       600          0        104         12        600        123   387.8
Total loans charged off .......................    10,839     12,199     13,733     11,373      8,835     31,029     18,160    70.9
Recoveries on loans charged off:
  Commercial ..................................    (1,215)    (2,216)    (2,412)    (1,547)    (3,291)    (4,628)    (6,300)  -26.5
  Real estate: term ...........................      (399)      (560)    (1,765)    (2,394)    (1,317)    (2,325)    (1,940)   19.8
  Real estate: construction ...................       (43)       (30)       (22)      (121)       (37)       (52)       (43)   20.9
  Consumer: instalment ........................    (3,178)    (3,843)    (3,930)    (3,562)    (2,624)    (7,773)    (4,915)   58.1
  Consumer: credit card .......................      (500)      (553)      (504)      (362)      (476)    (1,057)      (952)   11.0
  Leases ......................................      (407)       (40)         0        (27)      (514)       (40)      (278)  -85.6
Total recoveries of loans charged off .........    (5,742)    (7,242)    (8,633)    (8,013)    (8,259)   (15,875)   (14,428)   10.0
Net loans charged off (recovered) .............     5,097      4,957      5,100      3,360        576     15,154      3,732   306.1
Provision for loan losses .....................     6,587      3,742      2,848        474        180     13,177        351  3654.1
Acquisitions & reclassifications ..............         0          0          0      2,088      2,335          0      3,186  -100.0
Balance, end of period ........................   131,878    130,388    131,603    133,855    134,653    131,878    134,653    -2.1
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets ......................      1.28       1.21       1.19       1.16       1.26       1.23       1.29
Return on average stockholders' equity ........     15.46      14.91      15.71      15.57      16.74      15.35      16.33
Net interest margin, FTE ......................      4.46       4.45       4.06       4.37       4.55       4.32       4.74
Net interest spread, FTE ......................      3.68       3.71       3.41       3.75       3.98       3.60       4.17
Operating expense ratio:
  (nonint exp / (net int inc FTE + nonint inc))     63.17      65.23      65.82      66.35      65.15      64.71      65.01
Productivity ratio: (nonint exp / avg assets) .      3.96       3.97       3.95       3.80       3.88       3.96       3.93
Stockholders' equity / assets .................      8.04       7.97       7.77       7.32       7.64       8.04       7.64
Avg stockholders' equity / avg assets .........      8.31       8.12       7.58       7.47       7.52       8.01       7.92
Tangible common equity / tangible assets ......      6.97       6.87       6.61       6.03       6.25       6.97       6.25
Loans / deposits ..............................     95.56      97.27      98.92     101.49      97.60      95.56      97.60
Loans / assets ................................     65.51      67.25      67.14      67.28      66.74      65.51      66.74
Reserve for loan losses EOP to:
  Total loans .................................      1.59       1.56       1.61       1.64       1.74       1.59       1.74
  Nonaccruing loans ...........................    519.59     697.19     685.25     560.81     665.54     519.59     665.54
  Nonaccruing + accruing loans past due 90 days    357.43     437.87     428.35     373.18     456.50     357.43     456.50
Nonaccruing loans / total loans ...............      0.31       0.22       0.23       0.29       0.26       0.31       0.26
Nonaccruing + accr. loans past due / total loan      0.44       0.36       0.38       0.44       0.38       0.44       0.38
Nonperforming assets EOP to:
  Total loans + ORE ...........................      0.36       0.28       0.26       0.33       0.30       0.36       0.30
  Total assets ................................      0.24       0.19       0.18       0.22       0.20       0.24       0.20
  Total equity ................................      2.93       2.33       2.28       3.06       2.64       2.93       2.64
  Total equity + reserve for loan losses ......      2.59       2.06       2.00       2.66       2.29       2.59       2.29
Problem assets EOP to:
  Total loans + ORE ...........................      0.50       0.41       0.40       0.48       0.42       0.50       0.42
  Total assets ................................      0.33       0.27       0.27       0.32       0.28       0.33       0.28
  Total equity ................................      4.06       3.45       3.49       4.41       3.68       4.06       3.68
  Total equity + reserve for loan losses ......      3.59       3.04       3.07       3.83       3.20       3.59       3.20
Net loans charged off / average loans .........      0.25       0.24       0.25       0.17       0.03       0.25       0.07
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Risk-Based Capital Ratios:                           FSC        FSB        FSB        FSB        FSB        FSB        FSB
As of September 30, 1995                       Consolidate     Utah      Idaho  New Mexico    Oregon     Nevada    Wyoming
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Tier 1 risk-based capital ratio (%) ...........     10.52      10.64       9.03      13.23      10.63      10.50      10.73
Total (Tier 1+2) risk-based capital ratio (%) .     14.06      12.26      11.07      14.49      11.88      11.76      11.99
Leverage Ratio (%) ............................      7.32       7.16       7.07       6.49       8.92       7.76       7.00
Tier 1 equity .................................   920,815    434,349    268,183    106,966     36,903     27,164     14,414
Total (Tier 1+2) equity ....................... 1,230,520    500,450    328,659    117,198     41,250     30,412     16,107
Total risk-based assets - loan loss residual .. 8,754,215  4,080,589  2,968,540    808,810    347,321    258,701    134,379
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Note:  EOP: End of period.  EPS: Earnings Per Share.  DPS: Dividends Per Share.  NM: Not meaningful.
Reclassifications of prior period amounts have been made where necessary to conform with current classifications adopted pursuant to SFAS No. 122 "Accounting for Mortgage Servicing Rights" adopted by FSCO as of July 1, 1995.

FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
(Fully Taxable Equivalent; in thousands; unaudited)

For the Three Months Ended September 30, 1995 and 1994
     Average Balance     Yield/Rate %                                               Interest Inc/Exp (A)  Change   Changes Due To:
       1995        1994   1995   1994                                                    1995      1994  1995-94   Volume  Rate(B)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
                                       Loans, net of unearned income and
  8,046,898   7,342,317   9.49   8.80    deferred taxes on leases (C) ..............  190,990   161,509   29,481   15,499   13,982
    220,984      40,364   5.84   4.90  Federal funds sold & securities purchased ...    3,228       494    2,734    2,211      523
     29,746       2,623   6.00   5.34  Interest-bearing deposits in other banks.....      446        35      411      362       49
    294,378     669,955   6.59   4.06  Trading account securities ..................    4,851     6,793   (1,942)  (3,808)   1,866
  2,096,740   2,108,122   6.16   5.58  Securities available for sale ...............   32,281    29,419    2,862     (159)   3,021
    243,993     263,979   8.04   6.24  Securities held to maturity .................    4,902     4,117      785     (312)   1,097
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 10,932,739  10,427,360   8.66   7.76  TOTAL INTEREST-EARNING ASSETS / INCOME         236,698   202,367   34,331   13,793   20,538
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-bearing deposits:
  1,057,126   1,116,191   1.94   1.71    NOW accounts ..............................    5,134     4,766      368     (252)     620
  2,388,909   2,607,300   3.84   2.93    Savings accounts ..........................   22,915    19,068    3,847   (1,597)   5,444
    735,368     405,552   6.14   4.54    Time deposits $100,000 & over .............   11,297     4,607    6,690    3,747    2,943
  2,705,903   2,046,208   5.88   4.50    Other time deposits .......................   39,793    23,006   16,787    7,417    9,370
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  6,887,306   6,175,251   4.60   3.33  TOTAL INTEREST-BEARING DEPOSITS                 79,139    51,447   27,692    9,315   18,377
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  1,346,186   2,308,671   5.52   4.59  Federal funds purchased & securities sold ...   18,573    26,519   (7,946) (11,056)   3,110
    188,254      79,930   6.35   6.19  Other short-term borrowings .................    2,987     1,236    1,751    1,675       76
    791,348     306,808   7.13   6.03  Long-term debt ..............................   14,106     4,627    9,479    7,307    2,172
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,213,094   8,870,660   4.98   3.78  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   114,805    83,829   30,976    7,241   23,735
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.66   7.76  Interest income / earning assets
                          4.20   3.21  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.46   4.55  Net interest income / earning assets ........  121,893   118,538    3,355    6,552   (3,197)
                                       Less fully taxable equivalent adjustment ....    2,114     2,002      112
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED INCOME STATEMENTS               119,779   116,536    3,243
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

For the Nine Months Ended September 30, 1995 and 1994
     Average Balance     Yield/Rate %                                               Interest Inc/Exp (A)  Change   Changes Due To:
       1995        1994   1995   1994                                                    1995      1994  1995-94   Volume  Rate(B)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
                                       Loans, net of unearned income and
  8,031,906   6,871,055   9.33   8.65    deferred taxes on leases (C) ..............  562,053   445,905  116,148   75,335   40,813
    137,812      58,641   5.84   3.57  Federal funds sold & securities purchased ...    6,035     1,570    4,465    2,120    2,345
     10,989       2,500   5.78   4.32  Interest-bearing deposits in other banks.....      476        81      395      275      120
    437,611     649,049   5.58   5.70  Trading account securities ..................   18,314    27,765   (9,451)  (9,045)    (406)
  2,040,144   1,959,375   6.06   5.35  Securities available for sale ...............   92,775    78,662   14,113    3,243   10,870
    243,354     277,885   7.98   6.50  Securities held to maturity .................   14,562    13,556    1,006   (1,685)   2,691
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 10,901,816   9,818,505   8.49   7.71  TOTAL INTEREST-EARNING ASSETS / INCOME         694,215   567,539  126,676   70,243   56,433
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-bearing deposits:
  1,066,450   1,089,772   1.96   1.70    NOW accounts ..............................   15,655    13,857    1,798     (297)   2,095
  2,346,524   2,555,888   3.75   2.92    Savings accounts ..........................   65,985    56,051    9,934   (4,591)  14,525
    695,686     405,619   5.99   4.22    Time deposits $100,000 & over .............   31,261    12,826   18,435    9,172    9,263
  2,585,368   1,974,129   5.61   4.36    Other time deposits .......................  108,761    64,607   44,154   20,004   24,150
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  6,694,028   6,025,408   4.42   3.26  TOTAL INTEREST-BEARING DEPOSITS                221,662   147,341   74,321   24,288   50,033
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  1,696,667   1,844,369   5.65   3.97  Federal funds purchased & securities sold ...   71,958    54,896   17,062   (4,396)  21,458
    181,657      60,814   6.48   5.63  Other short-term borrowings .................    8,833     2,567    6,266    5,101    1,165
    719,800     294,526   7.10   6.18  Long-term debt ..............................   38,306    13,656   24,650   19,718    4,932
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,292,152   8,225,117   4.89   3.54  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   340,759   218,460  122,299   44,711   77,588
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.49   7.71  Interest income / earning assets
                          4.17   2.97  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.32   4.74  Net interest income / earning assets ........  353,456   349,079    4,377   25,532  (21,155)
                                       Less fully taxable equivalent adjustment ....    6,013     5,931       82
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED INCOME STATEMENTS               347,443   343,148    4,295
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

(A) Interest and rates are presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% in 1995 and 1994.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
(C) Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $5.2 million and $4.1 million for the
    1995 and 1994 quarters respectively, and $15.4 million and $13.2 million for 1995 and 1994 year-to-date periods, respectively.


FIRST SECURITY CORPORATION
LOANS OUTSTANDING, NET OF UNEARNED INCOME
(in thousands; unaudited)
                                          September 30, 1995  December 31, 1994 September 30, 1994
                                                      %Total             %Total             %Total  Sep/Sep
                                              Balance  Loans     Balance  Loans     Balance  Loans     %Chg
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial / Industrial ..................  1,538,144   18.5   1,390,620   17.0   1,265,184   16.3     21.6
Agricultural .............................    309,133    3.7     291,807    3.6     316,543    4.1     -2.3
Other Commercial .........................    165,622    2.0     153,365    1.9     151,815    2.0      9.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  TOTAL COMMERCIAL LOANS                    2,012,899   24.2   1,835,792   22.5   1,733,542   22.4     16.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
Residential Real Estate Loans:
  Term ...................................  1,591,242   19.2   1,560,700   19.1   1,465,040   18.9      8.6
  Home equity ............................    422,957    5.1     358,858    4.4     337,395    4.4     25.4
  Construction ...........................    213,571    2.6     180,544    2.2     181,532    2.3     17.6
  Construction Land ......................      3,306    0.0       5,798    0.1       6,622    0.1    -50.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Total Residential Real Estate Loans     2,231,076   26.9   2,105,900   25.8   1,990,589   25.7     12.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Commercial Real Estate (CRE) Loans:
  Term: owner occupied ...................    331,001    4.0     367,990    4.5     349,687    4.5     -5.3
  Term: nonowner occupied ................    531,475    6.4     479,100    5.9     471,715    6.1     12.7
  Construction: owner occupied ...........     83,383    1.0      53,989    0.7      42,452    0.5     96.4
  Construction: nonowner occupied ........    132,064    1.6      78,145    0.9      69,964    0.9     88.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Subtotal: CRE Owner Occupied              414,384    5.0     421,979    5.2     392,139    5.1      5.7
    Subtotal: CRE Nonowner Occupied           663,539    8.0     557,245    6.8     541,679    7.0     22.5
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
  Commercial Land ........................     40,150    0.5      43,331    0.5      43,100    0.6     -6.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
    Total Commercial Real Estate Loans      1,118,073   13.5   1,022,555   12.5     976,918   12.6     14.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Farm Land ................................     15,220    0.2      13,966    0.1      16,573    0.2     -8.2
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             3,364,369   40.5   3,142,421   38.4   2,984,080   38.5     12.7
  Memo: Total RE Term Loans ..............  2,926,133   35.2   2,819,051   34.5   2,678,451   34.6      9.2
  Memo: Total RE Construction Loans ......    438,236    5.3     323,370    3.9     305,629    3.9     43.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Consumer Loans:
Auto .....................................  1,901,416   22.9   2,129,128   26.0   2,130,654   27.5    -10.8
Student ..................................     55,132    0.7     130,158    1.6      88,398    1.1    -37.6
Credit Card Receivables ..................    308,368    3.7     306,270    3.7     273,477    3.5     12.8
Other Consumer ...........................    327,551    3.9     288,392    3.5     218,232    2.8     50.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,592,467   31.2   2,853,948   34.9   2,710,761   35.0     -4.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
Leases:
TOTAL LEASES .............................    333,314    4.0     341,517    4.2     316,967    4.1      5.2
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               8,303,049  100.0   8,173,678  100.0   7,745,350  100.0      7.2
  Memo: Unearned Income ..................    (10,265)            (7,380)            (8,600)           19.4
Reserve for Loan Losses ..................   (131,878)          (133,855)          (134,653)           -2.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                            8,171,171          8,039,823          7,610,697             7.4
========================================= =========== ====== =========== ====== =========== ====== ========

FIRST SECURITY CORPORATION
MERGERS AND ACQUISITIONS
(unaudited)
Acquisition                                                                              Offices      Assets    Deposits
Date:  Type:              Acquired Institution:                 Home Office:            Acquired:      $ 000       $ 000
------ ------------------ ------------------------------------- ----------------------- -------- ----------- -----------
 1994:
18-Feb Purchase           Equality State Bank                   2 branches only, WY            2      31,399      30,545
29-Apr Purchase           CrossLand Mortgage Acquisition Corp.  Salt Lake City, UT            60     328,068         -
20-May Pool-of-interests  Community First Bank                  Clearfield, UT                 5      75,242      62,602
18-Jul Purchase           American Ban Corporation              Boise, ID                      4      75,816      50,914
23-Aug Purchase           Star Valley State Bank                Afton, WY                      2      73,578      57,930
 1995:
13-Feb Pool-of-interests  Gaskill Insurance Agency, Inc.        Ogden, UT                      2       1,447         -
17-Mar Purchase           Performance Mortgage Corp.            Certain assets only            7         853         -
31-May Pool-of-interests  CKC Insurance                         Salem, OR                      1         427         -

------ ------------------ ------------------------------------- ----------------------- -------- ----------- -----------
                          TOTALS                                                              83     586,830     201,991
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

Item 6. Exhibits, and Reports on Form 8-K

   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
      Exhibit 27. Financial Data Schedule

   (b). Reports on Form 8-K:
      FSCO filed no reports on Form 8-K during the third quarter of 1995.
                                    # # #

SIGNATURES

   Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION

DATE: November 08, 1995   BY:_[SIGNED]________________________________________
                          Scott C. Ulbrich
                          Executive Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                    # # #