Form 10-K
period 1995-12-31
FIRST SECURITY CORP /UT/
filed 1996-03-27
CIK 312367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    December 31, 1995
Commission File Number                                                  1-6906

                           FIRST SECURITY CORPORATION
             (Exact name of Registrant as specified in its charter)
State of incorporation                                                Delaware
I.R.S. Employer Identification No.                                  87-6118148
Address of principal executive offices           79 South Main, P.O. Box 30006
                                                          Salt Lake City, Utah
Zip Code                                                            84130-0006
Registrant's telephone number, including area code              (801) 246-5706

   Securities registered pursuant to Section 12(b) of the Act:
      Floating Rate Notes Due 1999, listed on the New York Stock Exchange. Securities registered pursuant to Section 12(g) of the Act:
      Common Stock - $1.25 Par Value.
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]      No [ ]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [ ]
   The aggregate market value of First Security Corporation (FSCO) voting stock held by nonaffiliates was $1,751,519,000 as of January 31, 1996.
   The number of shares outstanding of FSCO common stock $1.25 Par Value was 75,208,779* (net of 589,026* treasury shares) as of January 31, 1996. [*Note:
FSCO declared a three-for-two common stock split in the form of a 50% stock dividend payable on Feb. 15, 1996, to shareholders of record as of Feb. 12, 1996. ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN RESTATED TO REFLECT THIS STOCK SPLIT.]
   FSCO's Proxy Statement dated March 15, 1996, is incorporated by reference into Parts I and III of this Form 10-K.

REGISTRANT (FIRST SECURITY CORPORATION, FSCO) INDEX

ITEM  CAPTION
------------------------------------------------------------------------------
Part I
   1  Business
   1a General Development of Business
   1c Narrative Description of Business
      Competitive Position
      Employment
      Executive Officers (incorporated by reference from FSCO's Proxy
        Statement dated March 15, 1996)
   1d Financial Information About Foreign and Domestic Operations
      Distribution of Assets, Liabilities and Stockholders' Equity; Interest
        Rates and Interest Differential
      Analysis of Interest Changes Due to Volumes and Changes in Rates Investment Portfolio
      Loan Portfolio
        A. Types of Loans
        B. Maturities and Sensitivities to Changes in Interest Rates
        C. Risk Elements
        D. Other Interest-Bearing Assets
      Summary of Loan Loss Experience
      Deposits
      Return on Equity and Return on Assets
      Short-Term Borrowings
   2  Properties
   3  Legal Proceedings
   4  Submission of Matters to a Vote of Security Holders

Part II
   5  Market for Registrant's Common Equity and Related Security Holder
Matters
   6  Selected Financial Data
   7 Management's Discussion and Analysis of Financial Condition and Results of Operations
   8  Financial Statements and Supplementary Data
   9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Part III
  10  Directors and Executive Officers (A)
  11  Executive Compensation (A)
  12 Security Ownership of Certain Beneficial Owners and Management (A) 13 Certain Relationships and Related Transactions (A)
(A): Incorporated by reference from FSCO's Proxy Statement March 15, 1996.

Signatures

Part IV
  14a Exhibits and Financial Statement Schedules:
      1. Consolidated Balance Sheets
           December 31, 1995 and 1994
         Consolidated Statements of Income
           for the Years Ended December 31, 1995, 1994, and 1993
         Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 1993, 1994, and 1995
         Consolidated Statements of Cash Flows
           for the Years Ended December 31, 1995, 1994, and 1993
         Notes to Consolidated Financial Statements
         Report of Independent Certified Public Accountants
      2. Exhibit Index
         Ex. 3.1. Certificate of Incorporation, as amended. (Ex. 3.1 to FSCO's
           Registration Statement on Form S-4, Reg # 33-30045, filed July 24, 1990, hereby incorporated by reference.)
         Ex. 3.2. Bylaws of FSCO, as amended January 29, 1996. (Attached.)
         Ex. 4.1. No instruments defining the rights of holders of long-term debt of FSCO and its subsidiaries have been included as exhibits because the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of FSCO and its subsidiaries on a consolidated basis.
         Ex. 4.2. Rights Agreement dated Aug. 28, 1990, between FSCO and First
           Security Bank of Utah, N.A. which includes: the form of Rights Certificate and the form of Election of Exercise as Ex. A; the form of Certificate of Designation of FSCO's Junior Series B Preferred Stock, no par value per share, as Ex. B; and the Summary of Rights as Ex. C. (Ex. 4 to FSCO's Report on Form 8-K, dated Aug. 28, 1990, filed Sept. 1, 1990, and hereby incorporated by reference.)
         Ex. 4.3. Amendment Agreement dated Sept. 26, 1990, between FSCO and
           First Security Bank of Utah, N.A., amending the Rights Agreement dated Aug. 28, 1990, between the same parties. (Ex. 1 to FSCO's Amendment No. 1 on Form 8-A, dated Oct. 10, 1990, filed Oct. 16, 1990, amending FSCO's Report on Form 8-K, dated Aug. 28, 1990, filed Sept. 1, 1990, and hereby incorporated by reference.)
         Ex. 10.  Material Contracts:  Executive Compensation Plans and
           Arrangements:
         Ex. 10.1. Amended and Restated First Security Corporation
           Comprehensive Management Incentive Plan. (Ex. 10.1 to FSCO's Report on Form 10-K, dated Dec. 31, 1994, filed Mar. 31, 1995, and hereby incorporated by reference.)
         Ex. 10.2, 10.3, 10.4, 10.5, 10.6. Employment Agreements between FSCO and Spencer F. Eccles, Morgan J. Evans, L. Scott Nelson, T. Eugene King, and J. Patrick McMurray. (Exhibits to FSCO's Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 1991, hereby incorporated by reference.)
         Ex. 10.7. Employment Agreement between FSCO and Scott C. Ulbrich.
           (Exhibit to FSCO's Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 1992, hereby incorporated by reference.)
         Ex. 10.8, 10.9. Employment Agreements between FSCO and Brad D. Hardy and Mark D. Howell. (Attached.)
         Ex. 10.10. The form of First Security Deferred Compensation Plan
           Deferral Election -- 01/01/95 - 12/31/95. (Ex. 10.1 to FSCO's Report on Form 10-K, dated Dec. 31, 1994, filed Mar. 31, 1995, and hereby incorporated by reference.)
         Ex. 11. Computation of per share earnings. (Attached.)
         Ex. 21. Subsidiaries. (Attached.)
         Ex. 23.1. Consent of Independent Certified Public Accountants:
           Deloitte & Touche LLP. (Attached.)
         Ex. 27. Financial Data Schedule. (Attached.)
  14b Reports on Form 8-K:
      On Dec. 19, 1995, FSCO reported on Form 8-K a press release announcing the results of Project VISION (corporate redesign effort), and a press release announcing a common stock buy-back program.
      On Jan. 31, 1996, FSCO reported on Form 8-K a press release announcing a three-for-two common stock split in the form of a 50% stock dividend, and an increase in the quarterly common stock cash dividend.
  14c Exhibits required by Item 601 of Regulation S-K.

FINANCIAL REVIEW


The following pages contain "Management's Discussion and Analysis" of First Security Corporation's (FSCO) 1995 financial condition and results of operations, including comparisons with prior years' results and identification of possible risks and trends.

On January 29, 1996, FSCO declared a three-for-two common stock split in the form of a 50% stock dividend payable on February 15, 1996, to shareholders of record as of February 12, 1996. As a result of the split, shareholders received one additional share of FSCO common stock for every two shares held. ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN RESTATED TO REFLECT THIS STOCK SPLIT (see: "Common and Preferred Stock"). Similar stock splits and restatements were made in May 1992 and June 1991.

As required by applicable accounting rules, all 1992 and prior year amounts in this report were restated in 1993 to reflect a pooling-of-interests merger with First National Financial Corporation, and the adoption of SFAS 109 "Accounting for Income Taxes", which was applied retroactively.

It should be noted that the five-year compound growth rates shown on tables throughout this discussion may not represent actual trends due to recent acquisitions and certain nonrecurring events.


TABLE OF CONTENTS

Financial Review
   Glossary
   Summary of Earnings and Financial Condition
   Project VISION
   Business Lines
   Mergers and Acquisitions
   Stockholders' Equity and Capital Adequacy
   Common and Preferred Stock
   Earning Assets and Asset Quality:
      Securities
      Loans
      Problem Assets and Potential Problem Assets
      Reserve for Loan Losses
      Provision for Loan Losses
   Asset/Liability Management
      Liquidity
      Interest Rate Risk
   Income Statement Analysis:
      Net Interest Income
      Noninterest Income
      Noninterest Expenses
      Provision for Income Taxes
   Off-Balance Sheet Items
   Inflation Accounting and Capital Commitments
   National and Regional Economy
   Competitive Position
   Legal Proceedings
Management's Report on Financial Statements
Consolidated Financial Statements
 Consolidated Balance Sheets
 Consolidated Statements of Income
 Consolidated Statements of Stockholders' Equity
 Consolidated Statements of Cash Flows
 Notes to Consolidated Financial Statements

Tables:
Table 1:  Financial Highlights (Five Year Summary)
Table 2:  Financial Highlights - Restructuring Charge Impacts
Table 3:  Consolidating Statements
Table 4:  Capital Ratios
Table 5:  Securities
Table 6:  Loans
Table 7:  Problem Assets and Potential  Problem Assets
Table 8:  Reconciliation of the Reserve for Loan Losses
Table 9:  Allocation of the Reserve for Loan Losses
Table 10: Deposits
Table 11: Short-Term Borrowings
Table 12: Long-Term Debt
Table 13: Maturities and Interest Rate Sensitivities
Table 14: Maturities and Interest Rate Sensitivities of Selected Loan Categories Table 15: Maturities of Time Certificates of Deposit of $100,000 or More
Table 16: Analysis of Interest Changes Due to Volumes and Rates
Table 17: Average Balance Sheets, Net Interest Income, Yields and Rates
Table 18: Noninterest Income
Table 19: Noninterest Expenses
Table 20: Quarterly Financial Summary

Glossary

ALCO: Asset/liability management committees, comprised of senior officers from the major divisions of each FSCO subsidiary. The ALCO process identifies, assesses, and manages FSCO's capital adequacy, and the liquidity and interest rate risk of FSCO's business lines.

Book value per share: Common stockholders' equity divided by the number of common shares outstanding.

Capital adequacy: Sufficient equity to support strategic plans while providing an attractive rate of return for stockholders. Often measured by risk-based capital ratios.

Core deposits: Total deposits, excluding time deposits of $100,000 or more and foreign deposits.

Derivatives: Financial instruments where the performance is derived from the performance of another financial instrument or an interest rate, currency, or other referenced index (see: "Note 11. Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

Fair value: An approximation of current market value derived from carrying value, market quotes, and discounted cash flow analysis.

FTE: Fully taxable equivalent. An adjustment made to interest income to facilitate comparison of interest income earned on tax-exempt or tax-favored loans, leases, and securities with interest earned subject to full taxation.

Gap: An asset/liability management term. Gap assigns each earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The difference between total interest-sensitive assets and liabilities at each time interval represents the interest sensitivity "gap" for that interval.

Intangible assets: Goodwill, mortgage servicing rights, deposit-based intangibles, and insurance intangibles.

Interest rate risk: The risk that changes in interest rates will cause volatility in net interest income.

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

Net interest margin:  Net interest income FTE divided by average earning assets.

Net interest spread: The arithmetic difference between the FTE yield on earning assets and the rate paid on interest-bearing funds.

Nonaccruing loans: Loans on which interest is not being accrued for income statement purposes. Interest received on nonaccruing loans is reported on a cash basis.

Nonperforming assets:  Nonaccruing loans plus renegotiated loans plus ORE.

Notional amount: The contractual amount against which interest rates or other indices are applied in the calculation of interest exchanges. Not a measurement of principal at risk.

Operating expense ratio: Noninterest expenses divided by the sum of net interest income FTE plus noninterest income.

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

Total Capital:  The sum of Tier 1 Capital plus Tier 2 Capital.


Table 1:  Financial Highlights (Five Year Summary) (in thousands, except per share data and ratios)

                                                                                                              5-Year
                                                                                                  95/94     Compound
                                    1995         1994         1993         1992         1991      % Chg  Growth Rate
--------------------------------------------------------------------------------------------------------------------
Common Stock Data (A):
Earnings per common share:
 primary................... $       1.57 $       1.87 $       1.59 $       1.44 $       0.96      (16.0)       26.2
Earnings per common share:
 fully diluted.............         1.57         1.87         1.58         1.44         0.91      (16.0)       28.4
Dividends paid per common
 share.....................         0.75         0.69         0.59         0.45         0.40        7.7        14.5
Book value EOP.............        13.71        11.95        11.49        10.54         9.62       14.7         8.4
Tangible book value EOP....        11.72         9.71        11.33        10.32         9.41       20.7         5.7
Market price (bid) EOP.....        25.33        15.17        17.17        18.17        12.67       67.0        28.6
 High bid for the period...        25.33        21.33        20.17        18.33        12.67       18.8        21.0
 Low bid for the period....        14.67        14.33        16.00        12.11         6.67        2.4        22.4
Market capitalization EOP..    1,903,344    1,128,286    1,247,253    1,243,745      834,803       68.7        34.8
Market price EOP/book
 value EOP.................       184.82%      126.95%      149.36%      172.36%      131.58%
Dividend payout ratio:
 DPCS/EPCS.................        47.46        37.01        36.97        31.55        41.56
Dividend yield EOP:
 DPCS/market price.........         2.95         4.57         3.57         2.79         3.23
Price/earnings ratio.......        16.2x         8.1x        10.8x        12.6x        13.2x
Common shares: EOP.........       75,133       74,393       72,656       68,463       65,906        1.0         4.8
Common shares: average
 primary...................       76,319       74,891       71,778       69,495       61,733        1.9         5.1
Common shares: average
 fully diluted.............       76,527       75,126       72,030       69,780       65,573        1.9         3.5
Preferred shares
 outstanding: EOP..........           11           12           13           15           16       (8.3)       (9.4)
Shareholders of record EOP
 (not rounded):
 Common shareholders.......        9,222        8,821        8,748        7,976        6,911        4.5         6.5
 Preferred shareholders....          588          634          671          742          813       (7.3)       (7.6)
--------------------------------------------------------------------------------------------------------------------
Income Statement:
Interest income............ $    934,859 $    773,517 $    644,732 $    656,448 $    710,831       20.9         4.5
Interest expense...........      459,868      315,415      240,794      280,499      388,022       45.8         0.5
Net interest income........      474,991      458,102      403,938      375,949      322,809        3.7         9.5
Fully taxable equivalent
 (FTE) adjustment..........        8,336        7,875        7,633        9,621       10,419        5.9        (5.9)
Net interest income, FTE...      483,327      465,977      411,571      385,570      333,228        3.7         9.0
Provision for loan losses..       21,082          825       11,684       30,277       66,393    2,455.4       (26.0)
Noninterest income (B).....      266,492      197,548      167,159      144,036      137,822       34.9        18.1
Noninterest expenses (B)...      530,205      433,648      386,146      339,456      306,504       22.3        13.2
Provision for income taxes.       70,191       81,043       59,211       49,909       28,322      (13.4)       50.9
Net income.................      120,005      140,134      114,056      100,343       59,412      (14.4)       32.8
Preferred stock dividend
 requirement...............           35           39           43           48           52      (10.3)       (9.0)
Common stock dividend......       55,966       51,087       38,595       26,000       20,017        9.6        20.3
--------------------------------------------------------------------------------------------------------------------
Balance Sheet - End of Period:
Trading account securities. $    638,393 $    553,826 $    607,854 $    388,961 $    313,930       15.3        32.7
Securities available for
 sale (C)..................    2,623,557    1,993,797          (D)          (D)          (D)       31.6          NM
Securities held to
 maturity (C)..............           --      252,622    1,762,783    1,750,180    1,547,088     (100.0)     (100.0)
Loans, net of unearned
 income....................    8,315,095    8,173,678    6,561,021    5,616,624    5,432,951        1.7         8.9
Reserve for loan losses....     (129,982)    (133,855)    (134,848)    (127,847)    (126,887)      (2.9)        2.1
Total interest-earning
 assets....................   11,746,677   11,019,059    9,329,273    8,054,059    7,452,158        6.6        10.7
Other assets...............    1,269,093    1,097,579    1,005,431      954,594      950,654       15.6         6.2
Intangible assets..........      148,819      166,199       11,833       14,867       14,243      (10.5)       56.3
Total assets...............   13,034,607   12,148,982   10,211,689    8,895,673    8,290,168        7.3        10.6
Noninterest-bearing
 deposits..................    1,884,931    1,719,388    1,697,687    1,429,314    1,244,239        9.6        11.0
Interest-bearing deposits..    6,888,711    6,333,956    5,806,020    5,439,139    5,270,453        8.8         6.3
Total deposits.............    8,773,642    8,053,344    7,503,707    6,868,453    6,514,692        8.9         7.2
Short-term borrowed funds..    2,198,689    2,345,139    1,486,905      995,790      899,294       (6.2)       19.1
Long-term debt.............      720,521      685,426      224,836      127,203       87,516        5.1        48.8
Total interest-bearing
 liabilities...............    9,807,921    9,364,521    7,517,761    6,562,132    6,257,263        4.7        10.0
Other liabilities..........      311,183      175,330      160,242      181,561      153,247       77.5        17.0
Minority equity in
 subsidiaries..............          309          269          268          219          246       14.9         5.3
Preferred stockholders'
 equity....................          571          629          703          783          849       (9.2)       (9.2)
Common stockholders' equity    1,029,692      888,845      835,028      721,664      634,324       15.8        13.6
Parent company investment
 in subsidiaries...........    1,071,320      932,738      741,185      640,795      581,010       14.9        14.8
--------------------------------------------------------------------------------------------------------------------
(continued)



Table 1:  Financial Highlights (Five Year Summary) (in thousands, except per share data and ratios) (continued)

                                                                                                              5-Year
                                                                                                  95/94     Compound
                                    1995         1994         1993         1992         1991      % Chg  Growth Rate
--------------------------------------------------------------------------------------------------------------------
Problem Assets & Potential Problem Assets - End of Period:
Total nonaccruing loans.... $     22,447 $     23,868 $     36,354 $     79,968 $    112,377       (6.0)      (25.7)
ORE and other foreclosed
 assets....................        4,134        3,352       16,465       27,487       38,322       23.3       (39.6)
Total nonperforming assets.       26,581       27,220       52,819      107,455      150,699       (2.3)      (29.3)
Accruing loans past due 90
 days or more..............       13,455       12,001        7,155       11,766       17,200       12.1        (4.2)
Total problem assets.......       40,036       39,221       59,974      119,221      167,899        2.1       (24.9)
Potential problem assets...       12,319       12,018       19,179       22,930       69,801        2.5       (25.8)
----------------------------------------------------------------------------------------------------------------------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses,
 beginning of period....... $    133,855 $    134,848 $    127,847 $    126,887 $    117,192       (0.7)       11.2
Net loans (charged off)
 recovered.................      (24,955)      (7,092)     (11,865)     (32,831)     (58,709)     251.9       (15.7)
Provision for loan losses..       21,082          825       11,684       30,277       66,393    2,455.4       (26.0)
Acquisitions and
 reclassifications.........          ---        5,274        7,182        3,514        2,011     (100.0)     (100.0)
Reserve for loan losses,
 end of period.............      129,982      133,855      134,848      127,847      126,887       (2.9)        2.1
----------------------------------------------------------------------------------------------------------------------
Balance Sheet - Average:
Trading account securities. $    487,992 $    629,308 $    424,091 $    430,025 $    382,608      (22.5)       19.4
Securities available for
 sale (C)..................    2,113,320    1,984,693          (D)          (D)          (D)        6.5          NM
Securities held to
 maturity (C)..............      225,715      270,079    1,792,591    1,708,038    1,433,406      (16.4)      (30.4)
Loans, net of unearned
 income....................    8,196,759    7,244,205    5,917,816    5,463,283    5,352,308       13.1         9.3
Reserve for loan losses....     (131,630)    (134,802)    (128,801)    (130,548)    (125,198)      (2.4)        8.8
Deferred taxes on leases...     (160,244)    (145,264)    (132,749)    (124,327)    (111,163)      10.3        10.1
Total interest-earning
 assets, net of deferred
 taxes on leases...........   11,017,061   10,042,060    8,319,615    7,680,167    7,261,560        9.7         9.3
Other assets...............    1,036,726      969,684      876,988      801,939      784,032        6.9         5.3
Intangible assets..........      149,861      117,632       13,709       14,602       14,197       27.4        77.2
Total assets...............   12,232,262   11,139,838    9,214,260    8,490,487    8,045,754        9.8         9.1
Noninterest-bearing
 deposits..................    1,646,070    1,616,294    1,428,640    1,214,078    1,042,585        1.8        11.1
Interest-bearing deposits..    6,745,786    6,083,333    5,527,474    5,353,698    5,163,236       10.9         7.1
Total deposits.............    8,391,856    7,699,627    6,956,114    6,567,776    6,205,821        9.0         7.8
Short-term borrowed funds..    1,892,408    2,007,341    1,121,250      982,448    1,013,532       (5.7)        7.8
Long-term debt.............      728,788      368,096      204,129      103,659      104,300       98.0        38.4
Total interest-bearing
 liabilities...............    9,366,982    8,458,770    6,852,853    6,439,805    6,281,068       10.7         8.5
Other liabilities..........      232,741      195,774      147,877      150,208      142,935       18.9         9.0
Minority equity in
 subsidiaries..............          294          265          232          237          246       10.9         4.8
Preferred stockholders'
 equity....................          599          675          728          820          883      (11.3)       (8.9)
Common stockholders' equity      985,576      868,060      783,930      685,339      578,037       13.5        12.3
----------------------------------------------------------------------------------------------------------------------
Other Data - End of Period (not rounded):
Full-time equivalent
 employees.................        7,530        7,621        6,318        5,891        5,667       (1.2)        6.0
Total domestic bank offices          272          261          245          230          228        4.2         4.1
----------------------------------------------------------------------------------------------------------------------
(continued)

Notes:
EOP: End of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in February 1996.
(B) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights". Per SFAS 122, prior periods have been reclassified where necessary.
(C) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115  supplemental guidance.
(D) In 1994, FSCO adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Per SFAS 115,
    prior period comparisons are not available.



Table 1: Financial Highlights (Five Year Summary) (continued)

                                                        1995     1994     1993     1992     1991
-------------------------------------------------------------------------------------------------
Selected Ratios:
Return on average assets............................    0.98%    1.26%    1.24%    1.18%    0.74%
Return on average stockholders' equity..............   12.17    16.13    14.54    14.62    10.26
Net interest margin, FTE............................    4.39     4.64     4.95     5.02     4.59
Net interest spread, FTE............................    3.65     4.05     4.33     4.31     3.75
Operating expense ratio (A).........................   70.71    65.36    66.72    64.10    65.07
Productivity ratio (A)..............................    4.33     3.89     4.19     4.00     3.81
Loans EOP/deposits EOP..............................   94.77   101.49    87.44    81.77    83.40
Loans EOP/assets EOP................................   63.79    67.28    64.25    63.14    65.53
Reserve for loan losses EOP/:
  Total loans.......................................    1.56     1.64     2.06     2.28     2.34
  Nonaccruing loans.................................  579.06   560.81   370.93   159.87   112.91
  Nonaccruing and accruing loans past due 90 days...  362.05   373.18   309.93   139.37    97.92
Nonaccruing loans/total loans.......................    0.27     0.29     0.55     1.42     2.07
Nonaccruing and accruing loans past due/Total loans.    0.43     0.44     0.66     1.63     2.39
Nonperforming assets EOP/:
  Total loans and ORE...............................    0.32     0.33     0.80     1.90     2.75
  Total assets......................................    0.20     0.22     0.52     1.21     1.82
  Total equity......................................    2.58     3.06     6.32    14.87    23.73
  Total equity plus reserve for loan losses.........    2.29     2.66     5.44    12.64    19.78
Problem assets EOP/:
  Total loans plus ORE..............................    0.48     0.48     0.91     2.11     3.07
  Total assets......................................    0.31     0.32     0.59     1.34     2.03
  Total equity......................................    3.89     4.41     7.18    16.50    26.43
  Total equity plus reserve for loan losses.........    3.45     3.83     6.18    14.02    22.03
Net loans charged off/average loans.................    0.30     0.10     0.20     0.60     1.09
-------------------------------------------------------------------------------------------------
Capital Ratios:
Stockholders' equity EOP/ assets EOP................    7.90%    7.32%    8.18%    8.12%    7.66%
Average stockholders' equity/ average assets........    8.06     7.80     8.52     8.08     7.20
Tangible common equity EOP/ tangible assets EOP.....    6.84     6.03     8.07     7.96     7.51
Risk-Based Capital Ratios:
Tier 1..............................................   10.35     9.84    11.82    11.32    10.61
Total Capital (Tier 1 + Tier 2).....................   13.86    11.98    14.15    13.78    11.84
Leverage Ratio......................................    7.12     6.88     8.08     7.99     7.53
=================================================================================================
(concluded)

Notes:
EOP: End of Period.
(A) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights". Per SFAS 122, prior periods have been reclassified where necessary.



SUMMARY OF EARNINGS AND FINANCIAL CONDITION. First Security Corporation (FSCO) earned net income totaling $120.0 million for 1995 (see: "Table 1: Financial Highlights"). This was the second highest year in FSCO history, but was down $20.1 million (14.4%) from the record $140.1 million earned in 1994, which in turn was up $26.1 million (22.9%) from $114.1 million in 1993. Net income generated a 0.98% ROAA and a 12.17% ROAE for 1995 on FSCO's average equity to assets ratio of 8.06%, compared with a 1.26% ROAA and a 16.13% ROAE for 1994 and a 1.24% ROAA and 14.54% ROAE for 1993. Fully diluted earnings per share were $1.57 for 1995, down $0.30 (16.0%) from $1.87 for 1994, which in turn was up
$0.29 (18.4%) from $1.58 for 1993.

On December 14, 1995, FSCO announced the results of Project VISION, a comprehensive corporate redesign and restructuring effort (see: "Project VISION" and "Note 2. Restructuring Charge"). Associated with Project VISION was a one-time restructuring charge of $44.0 million pre-tax, which equaled $27.7 million after tax or $0.36 per share fully diluted.

FSCO earned net income, excluding the Project VISION restructuring charge, totaling a record $147.7 million for 1995 (see: "Table 2: Financial Highlights - Restructuring Charge Impact"). This was up $7.6 million (5.4%) from the previous record of $140.1 million earned in 1994. Net income, excluding the restructuring charge, generated a 1.21% ROAA and a 14.98% ROAE for 1995. Fully diluted earnings per share, excluding the restructuring charge, were a record $1.93 for 1995, up $0.06 (3.2%) from $1.87 for 1994.


Table 2: Financial Highlights - Restructuring Charge Impacts (in thousands, except per share data and ratios)

The following table reflects the impact of a one time restructuring charge totaling $44.0 million pre-tax
($27.7 million after taxes) related to First Security Corporation's Project "VISION" corporate redesign program.  Data is shown as reported (i.e., including the restructuring charge) and as "core" (i.e., excluding the restructuring charge).

For the years ended December 31,                     1995       1994     % Chg
--------------------------------------------------------------------------------
Common Stock Data (A):
Earnings per common share: fully diluted........   $   1.57   $   1.87   (16.0)
Restructuring charge............................       0.36         --
EPCS fully diluted "core".......................       1.93       1.87     3.2
Dividend payout ratio...........................      47.77%     36.90%
Restructuring charge............................      12.20         --
Dividend payout ratio "core"....................      35.57      36.90
--------------------------------------------------------------------------------
Income Statement:
Noninterest expenses (B)........................   $530,205   $433,648    22.3
Restructuring charge (pre-tax)..................     44,000         --
Noninterest expenses "core" (B).................    486,205    433,648    12.1
Net income......................................    120,005    140,134   (14.4)
Restructuring charge (after tax)................     27,722         --
Net income "core"...............................    147,727    140,134     5.4
--------------------------------------------------------------------------------
Selected Ratios:
Return on average assets (ROAA).................       0.98%      1.26%
Restructuring charge............................       0.23         --
ROAA "core".....................................       1.21       1.26
Return on average stockholders' equity (ROAE)...      12.17      16.13
Restructuring charge............................       2.81         --
ROAE "core".....................................      14.98      16.13
Operating expense ratio (B).....................      70.71      65.36
Restructuring charge............................       5.87         --
Operating expense ratio "core"..................      64.84      65.36
Productivity ratio (B)..........................       4.33       3.89
Restructuring charge............................       0.36         --
Productivity ratio "core".......................       3.97       3.89
--------------------------------------------------------------------------------

Notes:
EPCS: Earnings Per Common Share.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in February 1996.
(B) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights". Per SFAS 122, prior periods have been reclassified where necessary.



Balance sheet growth in 1995 resulted in record levels in the following areas at December 31, 1995, as compared with December 31, 1994: total assets at $13.0 billion, up $886 million (7.3%); total earning assets at $11.7 billion, up $728 million (6.6%); deposits at $8.8 billion, up $720 million (8.9%); and stockholders' equity of $1.0 billion, up $141 million (15.8%).

Earning asset quality remained excellent in 1995 as nonperforming assets were reduced to $26.6 million at December 31, 1995, down $0.6 million (2.3%) from December 31, 1994. The ratio of nonperforming assets to total loans and ORE was 0.32% at year-end 1995, essentially unchanged from 0.33% at year-end 1994.

The reserve for loan losses declined slightly to $130.0 million at December 31, 1995, down $3.9 million (2.9%) from December 31, 1994. The ratio of the reserve to total loans was 1.56% at year-end 1995, down from 1.64% at year-end 1994, while the "coverage" ratio of the reserve to nonaccruing loans was 579.06% at year-end 1995, up from 560.81% at year-end 1994.

All of FSCO's equity and risk-based capital ratios increased at December 31, 1995, as compared with December 31, 1994: the ratio of stockholders' equity to total assets was 7.90%, up from 7.32%; the ratio of tangible common equity to tangible total assets was 6.84%, up from 6.03%; the Tier 1 ratio was 10.35%, up from 9.84%; the Total Capital ratio was 13.86%, up from 11.98%; and the leverage ratio was 7.12%, up from 6.88%. FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established.

Generally strong local economies and loan demand throughout FSCO's six-state banking franchise substantially contributed to the 9.7% growth in average earning assets and the 3.7% increase in net interest income.

PROJECT VISION: FSCO'S CUSTOMER FOCUSED CORPORATE REDESIGN PROGRAM. FSCO's corporate vision is: "At First Security we are a high performance, independent financial services company that provides the highest quality products and services to the customers we serve. Our hallmark is a long and continuing tradition of integrity, community involvement, and progressive leadership that builds value and prosperity for our shareholders, customers, employees, and communities, all of which are vital to our success."

FSCO's primary objective for 1996 is to build on this corporate vision through implementation of Project VISION, the results of which were announced on December 14, 1995. Project VISION was a comprehensive six-month corporate redesign effort which included a major corporate and organizational restructuring of FSCO to enhance shareholder value, to better meet customers needs, and to increase efficiency and performance. When fully implemented, Project VISION will improve customer service, create a more efficient FSCO by eliminating unnecessary duplicate efforts, and empower employees with more decision-making authority. Combined, these changes will lead to significantly increased shareholder value, allowing FSCO to remain a high performance, viable competitor within the current climate of mergers and takeovers in the financial services industry, and help meet the increasingly sophisticated needs of FSCO's customers.

FSCO's new corporate structure will combine its Utah and Idaho bank charters into a single bank, and all banks and subsidiaries within FSCO's six-state market area will begin operating as a single unit or "virtual bank".

FSCO's new organizational structure will consist of six customer-focused business units: Community Banking Services; Retail Lending Services; Business Banking Services; Finance & Capital Markets; Technology & Processing Services; and Corporate Services. Each of the new units will benefit from FSCO's commitment to spend at least $10.4 million on state-of-the-art technology that will allow FSCO to better serve its customers.

On a full year run rate basis (i.e., as if Project VISION had been fully implemented as of January 1, 1996), these redesign changes are expected to result in $51.4 million total process cost savings and $10.5 million total revenue enhancements, a $61.9 million total positive pre-tax financial impact and a $37.8 million after-tax financial impact. On this full year run rate basis, the full-year positive financial impact is expected to be $0.49 per share by December 1996 following full implementation of the redesign. In addition, FSCO has taken a $44.0 million pre-tax restructuring charge in 1995, related to the redesign. This charge equates to $27.7 million on an after-tax basis, or $0.36 per share (see: "Note 2. Restructuring Charge").

While FSCO's senior management is confident of achieving the forward looking results that have been outlined, they also realize the challenges and risks associated with implementing a redesign project like Project VISION. This is a complex task that requires assuring that everyone understands what they need to do and the time frame in which this implementation must occur. Changes will need to be carefully sequenced, and all of this must occur across FSCO's expansive geography and across organizational units in order to achieve the planned financial results.

FSCO's redesign will have a direct impact on its current staffing levels. Of the 1,577 total positions eliminated through Project VISION, 249 employees chose to leave the company voluntarily, 82 employees have been placed in a redeploy-ment pool, 211 positions were absorbed by a hiring freeze, 466 positions will be assimilated through attrition in 1996, and 569 employees are leaving FSCO involuntarily, most of whom have work-through dates scheduled throughout 1996.

BUSINESS LINES. First Security Corporation is the largest financial services organization headquartered in the Intermountain West. Incorporated in 1928, FSCO is also the nation's oldest multistate bank holding company. At December 31, 1995, FSCO bank subsidiaries operated 272 full-service domestic bank offices in the six western states of Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming. Nonbank subsidiaries are engaged in residential mortgage loan origination and servicing, full-service leasing, bankcard transaction processing, insurance services, investment management, full-service securities brokerage, information technology, small business investment, and asset management.

FSCO's subsidiaries and their principal activities are discussed below (see:
"Table 3: Consolidating Statements"; "Mergers and Acquisitions"; and "Note 15. Mergers and Acquisitions").

* First Security Bank of Utah, N.A. (FSB Utah) is a nationally chartered bank and the largest bank in Utah. FSB Utah has one wholly owned operating subsidiary:

** CrossLand Mortgage originates and services residential term loans, and services mortgage loans for all of FSCO's subsidiaries. All of CrossLand Mortgage's loan originations are sold into the secondary market. At December 31, 1995, CrossLand Mortgage operated 66 offices in 22 states nationwide. During 1995, CrossLand Mortgage acquired seven offices and certain assets of a mortgage loan company.

* First Security Bank of Idaho, N.A. (FSB Idaho) is a nationally chartered bank and the second largest bank in Idaho in terms of deposits.

* First Security Bank of New Mexico, N.A. (FSB New Mexico) is a nationally chartered bank and the third largest bank in New Mexico in terms of deposits.

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

* First Security Processing Services, Inc. (FS Processing Services) processes bankcard transactions for other financial institutions.

* First Security Insurance, Inc. (FS Insurance), a full-service insurance agency, offers a wide range of insurance products to customers in FSCO's market areas. During 1995, FS Insurance acquired two insurance agencies.

* First Security Life Insurance Company of Arizona (FS Life Insurance) reinsures the credit life and disability insurance of borrowers from other FSCO subsidiaries.

* First Security Investment Services, Inc. (FS Investment Services) has two operating subsidiaries:

** First Security Investor Services provides a full spectrum of securities products and brokerage services to the public, including discount brokerage and investment advice, and makes available FSCO's "Achievement Funds", a family of proprietary mutual funds.

** First Security Investment Management, Inc. provides investment management and advisory services to the trust groups of FSCO's subsidiary banks and to other clients, and is an advisor to mutual funds, including certain of FSCO's "Achievement Funds".

* First Security Business Investment Corporation (FS Business Investment) invests in small businesses and provides alternative financing sources for small companies whose financing needs are not being met by conventional lending sources. Investments made by FS Business Investment include both equity and debt positions.

* First Security Service Company (FS Service) provides specialized services to FSCO's subsidiaries. These services include loan servicing, systems and operations, accounting, tax, security, consumer compliance, human resources, planning, sales training, marketing, communications, and purchasing.

* First Security Information Technology, Inc. (FS Information Technology) provides specialized services including computer processing, telecommunications, and personal computer support to FSCO and its subsidiaries.



Table 3: Consolidating Statements (in thousands, except ratios) (A)

                                                     Reserve        Non-                                 Return on Return on
For the year ended                Total      Total  for Loan  Performing      Total      Total       Net   Average   Average
 December 31, 1995               Assets      Loans    Losses      Assets   Deposits     Equity    Income    Assets    Equity
----------------------------------------------------------------------------------------------------------------------------
Bank Subsidiaries:
FSB Utah (127 offices)..... $ 6,289,214 $3,713,511 $ (58,127)    $ 8,797 $4,126,057 $  516,799  $ 66,419      1.15%    13.54%
FSB Idaho (91 offices).....   3,992,220  2,937,753   (36,476)      7,843  2,706,665    293,688    29,728      0.79     10.55
FSB New Mexico (27 offices)   1,775,147    804,642   (18,477)      2,860  1,167,656    107,944    13,507      0.79     13.46
FSB Oregon (13 offices)....     417,182    357,351    (4,885)        368    334,439     39,751     4,414      1.08     11.24
FSB Nevada (8 offices).....     353,678    251,052    (4,389)      5,816    323,764     28,946     5,117      1.59     19.74
FSB Wyoming (6 offices)....     218,939    129,913    (2,740)        863    190,822     23,900     2,051      0.96      9.18
Consolidating Adjustments..      (8,474)      ----      ----        ----    (75,761)        (3)     ----      ----      ----
----------------------------------------------------------------------------------------------------------------------------
Total Bank Subsidiaries....  13,037,906  8,194,222  (125,094)     26,547  8,773,642  1,011,025   121,236      0.99     12.63
----------------------------------------------------------------------------------------------------------------------------
Nonbank Subsidiaries:
FS Leasing.................     189,971    192,024    (4,888)         34       ----     30,160     3,663      2.08     13.02
FS Processing Services.....       4,145       ----      ----        ----       ----        445     5,473     86.94    411.81
FS Insurance...............       8,775        900      ----        ----       ----      7,200     1,274     14.82     20.03
FS Life Insurance..........      12,484       ----      ----        ----       ----     10,291     1,350     11.66     14.38
FS Investment Services.....       2,344         20      ----        ----       ----      1,518       267     14.71     19.69
FS Business Investment.....       2,198      1,175      ----        ----       ----      2,177      (317)   (12.80)   (12.86)
FS Service.................      32,739      3,622      ----        ----       ----      1,917   (11,925)   (41.52)  (107.72)
FS Information Technology..      11,203       ----      ----        ----       ----        805    (1,760)   (21.29)   (81.37)
FS Mortgage................       6,383       ----      ----        ----       ----      6,194       803     12.83     13.28
Consolidating Adjustments..      (7,133)      ----      ----        ----       ----       (103)     ----      ----      ----
----------------------------------------------------------------------------------------------------------------------------
Total Nonbank Subsidiaries.     263,109    197,741    (4,888)         34       ----     60,604    (1,172)    (0.47)    (1.72)
----------------------------------------------------------------------------------------------------------------------------
FSCO Parent Company Only...   1,396,565    297,751      ----        ----       ----  1,030,263    54,108      4.25      5.54
Consolidating Adjustments..  (1,662,973)  (374,619)     ----        ----       ---- (1,071,629)  (54,167)     ----      ----
----------------------------------------------------------------------------------------------------------------------------
FSCO Consolidated.......... $13,034,607 $8,315,095 $(129,982)    $26,581 $8,773,642 $1,030,263  $120,005      0.98     12.17
============================================================================================================================

Notes:
(A) FSCO owns 100% of the stock of all of its subsidiaries except FSB Utah and FSB Wyoming, which are each 99.9% owned.


MERGERS AND ACQUISITIONS. FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities (see: "Note 15. Mergers and Acquisitions"). Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.

In 1995, FSCO completed three acquisitions, including two insurance agencies and a mortgage loan company. These acquisitions added 10 offices and $3 million in assets to FSCO's consolidated operations.

In 1994, FSCO completed four bank acquisitions, expanding its existing bank operations in Utah, Idaho, and Wyoming. These acquisitions added a total of 13 branches and $202.0 million in deposits to FSCO's consolidated operations. In addition, FSCO, through its FSB Utah subsidiary, acquired CrossLand Mortgage Acquisition Corporation ("CrossLand Mortgage"), the parent company of CrossLand Mortgage Corp. (not affiliated with CrossLand Savings Bank). This acquisition added $328 million in assets to FSCO's consolidated operations.

None of the 1995 and 1994 acquisitions were of sufficient size to require restatement of FSCO's historical financial statements. However, FSCO's acquisition of CrossLand Mortgage impacted FSCO's noninterest income and noninterest expenses, so that comparisons of operating results for 1995 with prior years may not be indicative of FSCO's actual comparative performance.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY. Total stockholders' equity in FSCO increased to a record $1.0 billion at December 31, 1995, up $141 million (15.8%) from $889.5 million at December 31, 1994. This growth was due to earnings, plus an increase in the SFAS 115 net unrealized gain on securities available for sale to $14.5 million, up $68.9 million from a $54.3 million net unrealized securities loss at year-end 1994.

Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of securities available for sale. These fluctuations are shown in the "Net unrealized gain (loss) on securities available for sale" component of equity.

FSCO's equity and risk-based capital ratios increased in 1995 due to earnings plus the improvement in the SFAS 115 component of equity (see: "Table 4: Capital Ratios"). At December 31, 1995 and 1994, respectively, the ratio of stockholders' equity to total assets was 7.90%, up from 7.32%, while the ratio of tangible common equity to tangible total assets was 6.84%, up from 6.03%. FSCO's risk-based capital ratios at December 31, 1995 and 1994, respectively, were: Tier 1 at 10.35%, up from 9.84%; and Total Capital at 13.86%, up from 11.98%. The leverage ratio at the same year ends was 7.12%, up from 6.88%.

FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels. FSCO's goal for its minimum tangible common equity to assets ratio is 7.00%.

With its strong equity and risk-based capital ratios, FSCO is well-positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.



Table 4:  Capital Ratios

                                                          FSCO           FSB Utah           FSB Idaho         FSB New Mexico
------------------------------------------------------------------------------------------------------------------------------
As of December 31,                                     1995    1994    1995     1994      1995      1994      1995        1994
------------------------------------------------------------------------------------------------------------------------------
Capital Ratios:
  Stockholders' equity EOP/assets EOP................  7.90%   7.32%   8.22%    7.76%     7.36%     6.78%     6.08%       4.70%
  Average stockholders' equity/average assets........  8.06    7.80    8.48     6.66      7.45      6.66      5.87        5.88
  Tangible common equity EOP/tangible assets EOP.....  6.84    6.03    6.37     5.46      7.03      6.42      6.08        4.70
Risk-Based Capital Ratios:
  Tier 1............................................. 10.35    9.84   10.59     9.81      9.07      8.51     12.66       11.21
  Total Capital (Tier 1 + Tier 2).................... 13.86   11.98   12.21    11.44     11.07     10.70     13.92       12.47
Leverage Ratio (A)...................................  7.12    6.88    7.06     6.85      6.91      6.58      5.93        5.62
------------------------------------------------------------------------------------------------------------------------------

(A) Federal Reserve Board guidelines provide that all bank holding companies (other than those that meet certain criteria)
    maintain a minimum leverage ratio of 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also state that bank organizations experiencing internal growth or making acquisitions will be expected to maintain "strong capital positions" substantially above the minimum supervisory levels without significant reliance on intangible assets.


COMMON AND PREFERRED STOCK. First Security Corporation's common stock is traded on the NASDAQ/NMS under the symbol "FSCO", and is included in the Standard & Poors' "MidCap 400" Index, and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".

On January 29, 1996, FSCO declared a three-for-two common stock split in the form of a 50% stock dividend payable on February 15, 1996, to shareholders of record as of February 12, 1996. As a result of the split, shareholders received one additional share of FSCO common stock for every two shares held. ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN RESTATED TO REFLECT THIS STOCK SPLIT.

The bid price of FSCO common stock, restated for the stock split, was $25.33 per share at the close of the market on December 29, 1995, versus a restated book value of $13.71 per share, resulting in a market-to-book ratio of 184.82%. In comparison, the restated bid price was $15.17 per share at the close of the market on December 31, 1994, versus a restated book value of $11.95 per share, resulting in a market-to-book ratio of 126.95%. At December 31, 1995, FSCO's common stock market capitalization was a record $1.9 billion, up 68.7% from year-end 1994 and representing a five-year compound growth rate of 34.8%.

On January 23, 1995, FSCO increased its regular quarterly common stock cash dividend to $0.1867 per restated share, up $0.0134 per share (7.7%) from the previous $0.1733 per restated share. The $0.1867 cash dividend was paid in each quarter of 1995 for an annual dividend rate of $0.7467 per share. Cash dividends paid totaled $56.0 million in 1995, resulting in a dividend payout ratio of 37.01%.

The 1995 dividends marked the 61st consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

On January 29, 1996, FSCO also increased its regular quarterly common stock cash dividend to $0.21 per share, up $0.0233 per share (12.5%) from the previous $0.1867 per restated share. The increased cash dividend will be paid on March 4, 1996, to shareholders of record on February 16, 1996. This equates to an annual dividend rate of $0.84 per share. At the market closing price of $23.17 per restated share on Friday, January 26, 1996 (the last market day before the announcement of the dividend increase), the annual dividend yield on FSCO common stock would have been approximately 3.63%.

On December 15, 1995, FSCO announced an authorized common stock buyback program to repurchase up to 2%, or approximately 1.5 million shares, of its common stock, purchasing the shares at prevailing prices in the open market as permitted by applicable rules. These purchases are in addition to ongoing periodic share repurchases made over the last several years for use in employee benefit plans.

For the years covered in this report, FSCO's preferred stock was convertible into FSCO common stock at the conversion rate, restated for the stock split, of one share of preferred stock for 18.225 shares of common stock. There is no active trading market for FSCO's preferred stock.

EARNING ASSETS AND ASSET QUALITY.

SECURITIES. FSCO manages its securities available for sale and securities held to maturity portfolios within policies which are designed to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and/or repurchase agreement activities. FSCO's investment strategy remains flexible and carefully reviewed by management, shifting periodically in response to changing conditions. The average life of the securities portfolios is relatively short, providing a constant cash flow from maturing assets. With the exception of U.S. Government and U.S. Government-sponsored agencies, FSCO had no concentrations of securities from any single issuer that constituted 10% or more of stockholders' equity at year-end 1995.

In December, 1995, FSCO took advantage of a one-time opportunity provided by SFAS 115 supplemental guidance to reposition its securities portfolios by transferring all of its held to maturity securities to the available for sale portfolio. This repositioning provides FSCO the flexibility to manage its entire securities portfolio consistently with balance sheet needs and market opportunities.

FSCO's securities portfolio strategies are adjusted to the changing interest rate environment, which in 1995 was driven by the Federal Reserve's shifting attention from inflation concerns in the first half of the year to slowing economic growth in the second half. Interest rates at year-end 1995 were generally 250 basis points lower than at the beginning of the year, resulting in an increase in the market value of all fixed income securities. The SFAS 115 repositioning of securities portfolios resulted in an increase in stockholders' equity, reflecting the appreciation of FSCO's available-for-sale portfolio net of the tax effect. FSCO actively manages its securities portfolio, rather than holding lower rate securities to maturity which would result in an earnings stream significantly below the current market yield. FSCO was able to improve the income stream from its securities, moving its yield closer to the market's yield and mitigating the impact of the spread between the securities yield and the cost of funds.

FSCO's securities portfolio grew to a record $2.6 billion at December 31, 1995, up $377 million (16.8%) from $2.2 billion at year-end 1994 (see: "Table 5:
Securities"). Securities growth was due in large part to the temporary investment of the proceeds from the securitization and sale of $251 million of auto loans during the third quarter of 1995 and the sale of $100 million portfolio mortgage loans during the fourth quarter of 1995. Securities purchased included a mix of U.S. Treasuries, agencies, municipal bonds, Federal agencies' collateralized mortgage obligations, and mortgage-backed securities.

The estimated average maturity of FSCO's security portfolio is 2.5 years as of December 31, 1995.

During the fourth quarter of 1995, FSCO liquidated $224 million of certain securities for a combined net loss of $2.8 million pre-tax. The proceeds were reinvested in higher yielding securities. It is anticipated that this loss on the sale of securities in 1995 will be more than offset in future years by additional interest income from the purchase of higher yielding securities and from the investment of tax savings that resulted from the loss.

As FSCO enters 1996, the priority of the securities portfolio strategy continues to be a balance between liquidity and interest rate risk and return. U.S. Treasury and agency related mortgage securities are currently the primary reinvestment selection of maturing and prepaid investments. FSCO's investment strategy remains flexible and carefully reviewed by its ALCOs, shifting periodically in response to changing conditions, risks, and opportunities.



Table 5: Securities (in thousands)

                                               Available For Sale (A):                           Held To Maturity (A):
                                    -----------------------------------------        --------------------------------------------
                                        Amortized       Estimated                        Amortized      Estimated
As of December 31, 1995                      Cost      Fair Value  Yield (B) %                Cost     Fair Value  Yield (B) %
------------------------------------------------------------------------------------------------------------------------------------
Debt Securities Issued By the U.S. Treasury & Other U.S. Government Agencies & Corporations:
One year or less....................    $ 284,766      $  286,545        6.45
After one year through five years...      299,238         303,225        6.52
After five years through ten years..        3,204           3,271        6.27
After ten years.....................        8,276           8,374        7.68
------------------------------------------------------------------------------------------------------------------------------------
Totals..............................      595,484         601,415        6.50                 None           None
------------------------------------------------------------------------------------------------------------------------------------
Debt Securities Issued By States of the U.S. & Political Subdivisions:
One year or less....................    $  59,575      $   59,661        5.34
After one year through five years...       67,557          69,161        6.07
After five years through ten years..       47,331          48,844        5.66
After ten years.....................       18,680          19,324        6.25
------------------------------------------------------------------------------------------------------------------------------------
Totals..............................      193,143         196,990        5.76                 None           None
------------------------------------------------------------------------------------------------------------------------------------
Corporate Debt Securities:
One year or less....................    $   1,653      $    1,663        7.47
After one year through five years...        4,086           4,136        6.19
After five years through ten years..        1,364           1,353        6.40
After ten years.....................        3,137           3,172        7.13
------------------------------------------------------------------------------------------------------------------------------------
Totals..............................       10,240          10,324        6.71                 None           None
------------------------------------------------------------------------------------------------------------------------------------
Total Debt Securities:
One year or less...........             $ 345,994      $  347,869        6.27
After one year through five years...      370,881         376,522        6.44
After five years through ten years..       51,899          53,468        5.72
After ten years............                30,093          30,870        6.73
------------------------------------------------------------------------------------------------------------------------------------
Total Debt Securities......               798,867         808,729        6.33                 None           None
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities              1,741,224       1,746,959        6.44
Equity securities (C)......                59,852          67,869        5.82
------------------------------------------------------------------------------------------------------------------------------------
Total Securities...........            $2,599,943      $2,623,557        6.39                 None           None
====================================================================================================================================
(continued)


Table 5: Securities (in thousands) (continued)

                                            Available For Sale (A):                             Held To Maturity (A):
                             ---------------------------------------------------   -------------------------------------------------
                              Amortized    Unrealized    Unrealized   Estimated    Amortized   Unrealized   Unrealized   Estimated
As of December 31, 1995         Cost         Gains         Losses     Fair Value      Cost        Gains       Losses     Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued
  by the U.S. Treasury and
  other U.S. Government
  agencies and corporations.. $  595,484   $    6,132    $     (201)  $  601,415
Debt securities issued by
  states of the U.S. and
  political subdivisions.....    193,143        4,090          (243)     196,990
Corporate debt securities....     10,240          127           (43)      10,324
Mortgage-backed securities...  1,741,224       13,414        (7,679)   1,746,959
Equity securities (C)........     59,852        8,093           (76)      67,869
------------------------------------------------------------------------------------------------------------------------------------
Total Securities............. $2,599,943   $   31,856    $   (8,242)  $2,623,557         None        None         None         None
====================================================================================================================================
As of December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued
  by the U.S. Treasury and
  other U.S. Government
  agencies and corporations.. $  793,508   $      485    $  (14,357)  $  779,636   $       25        ----         ----   $       25
Debt securities issued by
  states of the U.S. and
  political subdivisions.....       ----         ----          ----         ----      175,305   $   2,058   $   (1,844)     175,519
Corporate debt securities....      3,498            3          (270)       3,231       10,645          28         (267)      10,406
Mortgage-backed securities...  1,230,042          320       (76,665)   1,153,697       66,647         446       (3,072)      64,021
Equity securities (C)........     53,360        4,244          (371)      57,233         ----        ----         ----         ----
------------------------------------------------------------------------------------------------------------------------------------
Total Securities............. $2,080,408   $    5,052    $  (91,663)  $1,993,797   $  252,622   $   2,532   $   (5,183)  $  249,971
====================================================================================================================================
As of December 31, 1993
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued
  by the U.S. Treasury and
  other U.S. Government
  agencies and corporations..                                                      $  655,934   $  11,696   $     (176)  $  667,454
Debt securities issued by
  states of the U.S. and
  political subdivisions.....                                                         180,129       6,288          (94)     186,323
Corporate debt securities....                                                          31,109         556          (28)      31,637
Mortgage-backed securities...                                                         857,836       7,388       (3,052)     862,172
Equity securities (C)........                                                          37,775       9,311          (25)      47,061
------------------------------------------------------------------------------------------------------------------------------------
Total Securities............. (D)          (D)           (D)          (D)          $1,762,783   $  35,239    $  (3,375)  $1,794,647
====================================================================================================================================

(A) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.
(B) Average yields have been calculated using coupon rates, not adjusted to a fully-taxable equivalent basis.
(C) "Equity Securities" include common and preferred stocks, and stock in the Federal Reserve and Federal Home Loan Bank.
(D) In 1994, FSCO adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Per SFAS 115,
    prior period comparisons are not available.


LOANS. FSCO's borrowers reside primarily in the states where FSCO has its banking offices and in markets contiguous to those states. FSCO's lending is generally concentrated in small- and medium-sized businesses and consumers. There is substantial economic diversification across the six-state region, which along with the customer mix, provides excellent natural diversification for FSCO's various loan portfolios. FSCO has a high quality loan portfolio and has policies and procedures in place designed to maintain this high quality. These policies and procedures include underwriting standards for new credits and continuous monitoring and reporting of loan quality, coupled with continuous analysis to determine the adequacy of the reserve for loan losses.

FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, grew to $8.3 billion at December 31, 1995, up $0.1 billion (1.7%) from $8.2 billion at year-end 1994 (see: "Table 6: Loans"; and "Table 1: Financial Highlights"). Increases occurred primarily in commercial real estate loans, commercial loans, leases, and residential real estate loans. These increases were partially offset by a decrease in consumer loans. The ratio of total loans to total assets was 63.79% at December 31, 1995, down from 67.28% at year-end 1994.

Since FSCO is heavily dependent on the consumer area, it has secondary marketing operations in place to sell portions of its auto, residential real estate term, and home equity loan portfolios.

The components of FSCO's loan portfolio at December 31, 1995, compared with December 31, 1994, are discussed below.

* Commercial loans are primarily loans to small and medium-sized businesses and agricultural loans. Commercial loans increased to $2.0 billion, up $116 million (6.3%) due to a continued broad-based business expansion in FSCO's market areas, with increases in loans to customers of all sizes.

* Residential real estate loans increased to $2.1 billion, up only $25 million (1.2%). However, FSCO originated $3.7 billion in new production and sold $3.5 billion in the secondary market. The decrease in residential real estate term loans, which included the sale of $100 million portfolio mortgage loans during the fourth quarter of 1995, was more than offset by increases in construction and home equity loans which had strong demand in FSCO's market areas.

* Commercial real estate loans grew to $1.2 billion, up $156 million (15.2%) as FSCO redesigned its delivery of owner-occupied and nonowner-occupied loans to better serve the strong demand in its market areas.

* Consumer loans decreased to $2.6 billion, down $226 million (7.9%) due to the securitization and sale of $251 million of auto loans during the third quarter of 1995. However, FSCO remained the leading consumer lender in its primary market areas.

* Leases increased to $412 million, up $71 million (20.8%) due to FSCO's increased activity in the indirect auto leasing market.

Changing federal and state laws place increasing burdens on financial institutions in connection with the national effort to combat hazardous wastes. Some courts have held financial institutions liable for certain costs and damages in connection with loan transactions involving properties containing hazardous wastes. FSCO believes that placement of these burdens and potential liabilities on financial institutions is unfair and misdirected. Nevertheless, FSCO, like all financial institutions, is required to and does exercise due diligence in its real property lending activities to attempt to uncover hazardous waste violations on subject properties. Collateral values would certainly diminish if hazardous wastes were discovered after underwriting was complete and loan proceeds were disbursed. To date, FSCO has not experienced any material losses from such transactions.


Table 6: Loans (in thousands) (A)
                                                                                                                              5-Year
                                                                                                            95/94           Compound
As of December 31,                         1995         1994         1993          1992          1991       % Chg        Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Commercial Loans:
Commercial/industrial................$1,559,533   $1,390,620   $1,164,835    $1,009,158                      12.1
Agricultural.........................   280,179      291,807      255,122       240,818                      (4.0)
Other commercial.....................   112,073      153,365      151,443       132,602                     (26.9)
------------------------------------------------------------------------------------------------------------------------------------
Total Commercial Loans............... 1,951,785    1,835,792    1,571,400    $1,382,578    $1,458,037         6.3             6.1
------------------------------------------------------------------------------------------------------------------------------------
Real Estate Secured Loans:
Residential Real Estate Loans:
  Term............................... 1,457,811    1,560,700    1,239,395     1,077,007                      (6.6)
  Home equity........................   451,980      358,858      280,776       225,906                      25.9
  Construction.......................   218,148      180,544      147,526        77,517                      20.8
  Construction land..................     3,403        5,798       13,187        13,198                     (41.3)
------------------------------------------------------------------------------------------------------------------------------------
Total Residential Real Estate Loans.. 2,131,342    2,105,900    1,680,884     1,393,628          ----         1.2            ----
------------------------------------------------------------------------------------------------------------------------------------
Commercial Real Estate (CRE) Loans:
  Term: owner occupied...............   347,095      367,990      319,542       363,186                      (5.7)
  Term: nonowner occupied............   553,893      479,100      391,851       368,958                      15.6
  Construction: owner occupied.......   111,166       53,989       42,249        17,041                     105.9
  Construction: nonowner occupied....   118,201       78,145       37,480        50,659                      51.3
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal: CRE Owner Occupied.......   458,261      421,979      361,791       380,227          ----         8.6            ----
  Subtotal: CRE Nonowner Occupied....   672,094      557,245      429,331       419,617          ----        20.6            ----
------------------------------------------------------------------------------------------------------------------------------------
  Commercial Land....................    47,890       43,331       54,197        32,703          ----        10.5            ----
------------------------------------------------------------------------------------------------------------------------------------
Total Commercial Real Estate Loans... 1,178,245    1,022,555      845,319       832,547          ----        15.2            ----
------------------------------------------------------------------------------------------------------------------------------------
Farm Land............................    13,423       13,966       17,277        21,733          ----        (3.9)           ----
------------------------------------------------------------------------------------------------------------------------------------
Total Real Estate Secured Loans...... 3,323,010    3,142,421    2,543,480     2,247,908     2,261,219         5.7             7.0
  Memo: Total RE Term Loans.......... 2,852,837    2,819,051    2,299,393     2,085,749     2,052,154         1.2             6.2
  Memo: Total RE Construction Loans..   470,173      323,370      244,087       162,159       209,065        45.4            13.1
------------------------------------------------------------------------------------------------------------------------------------
Consumer Loans:
Auto................................. 1,907,425    2,129,128    1,542,202     1,131,784                     (10.4)
Student..............................    65,661      130,158      110,231        95,780                     (49.6)
Credit card receivables..............   311,271      306,270      275,467       292,983       299,706         1.6             0.7
Other consumer.......................   343,454      288,392      242,388       206,681                      19.1
------------------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans................. 2,627,811    2,853,948    2,170,288     1,727,228     1,482,053        (7.9)           13.8
------------------------------------------------------------------------------------------------------------------------------------
Leases:
Total Leases.........................   412,489      341,517      275,853       258,910       231,642        20.8            12.8
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income........ 8,315,095    8,173,678    6,561,021     5,616,624     5,432,951         1.7             8.9
  Memo: Unearned Income..............   (16,250)      (7,380)     (12,182)      (13,861)      (16,609)      120.2            (6.9)
Reserve for loan losses..............  (129,982)    (133,855)    (134,848)     (127,847)     (126,887)       (2.9)            2.1
------------------------------------------------------------------------------------------------------------------------------------
Total Loans, Net.....................$8,185,113   $8,039,823   $6,426,173    $5,488,777    $5,306,064         1.8             9.1
====================================================================================================================================

(A) Meaningful comparisons of individual loan categories with years prior to December 31, 1992 are not possible because of the
    November 19, 1993 acquisition of First National Financial Corporation (FNFC) in which FNFC's loan detail did not permit restatement of years prior to 1992 on a line-by-line basis.


PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS. Superior asset quality continues to be a primary objective for FSCO. Despite a general downward trend in problem assets since 1991, it has been FSCO's experience that economic cycles and loan-specific events will cause fluctuations in problem assets, sometimes with little or no warning.

Problem assets totaled $40.0 million at December 31, 1995, remaining essentially unchanged from $39.2 million at year-end 1994 (see: "Table 7: Problem Assets and Potential Problem Assets"). This occurred as the strong economy in FSCO's market areas continued to drive excellent credit quality in 1995. The ratio of total problem assets to total loans and ORE was 0.48% at December 31, 1995, remaining unchanged from year-end 1994 (see: "Table 1: Financial Highlights"). All of FSCO's asset quality indicators remained at very favorable levels and continued to be better than industry standards.

There were no significant changes in the components of FSCO's problem assets at December 31, 1995 as compared to December 31, 1994. The largest problem credit was a $5.3 million agricultural credit.

Potential problem loans identified by FSCO were $12.3 million at December 31, 1995, also remaining essentially unchanged from $12.0 million at year-end 1994. Potential problem loans consisted primarily of commercial loans and agricultural loans.



Table 7: Problem Assets And Potential Problem Assets (in thousands)

                                                                                                                           5-Year
                                                                                                             95/94       Compound
As of December 31,                                    1995          1994      1993       1992        1991    % Chg    Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Nonaccruing loans:
Commercial...................................      $ 9,158       $ 8,903   $ 9,408   $ 17,165    $ 17,627      2.9          (16.9)
Real estate: term............................       10,430        12,246    21,940     55,704      80,726    (14.8)         (28.0)
Real estate: construction....................        2,349         1,714     1,877      6,101      11,851     37.0          (28.8)
Consumer.....................................          110           168       546        853       1,223    (34.5)         (35.3)
Leases.......................................          400           837     1,484        145         423    (52.2)         (36.1)
Renegotiated.................................         ----          ----     1,099       ----         527     ----         (100.0)
------------------------------------------------------------------------------------------------------------------------------------
Total Nonaccruing Loans......................       22,447        23,868    36,354     79,968     112,377     (6.0)         (25.7)
ORE and other foreclosed assets..............        4,134         3,352    16,465     27,487      38,322     23.3          (39.6)
------------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets...................       26,581        27,220    52,819    107,455     150,699     (2.3)         (29.3)
Accruing loans past due 90 days or more......       13,455        12,001     7,155     11,766      17,200     12.1           (4.2)
------------------------------------------------------------------------------------------------------------------------------------
Total Problem Assets.........................      $40,036       $39,221   $59,974   $119,221    $167,899      2.1          (24.9)
====================================================================================================================================
Problem assets: bank subsidiaries............      $39,903       $36,423   $46,595   $107,359    $145,957      9.6          (20.3)
Problem assets: nonbank subsidiaries.........          133         2,798    13,379     11,862      21,942    (95.2)         (68.6)
------------------------------------------------------------------------------------------------------------------------------------
Total Problem Assets.........................      $40,036       $39,221   $59,974   $119,221    $167,899      2.1          (24.9)
====================================================================================================================================
Potential Problem Assets.....................      $12,319       $12,018   $19,179   $ 22,930    $ 69,801      2.5          (25.8)
====================================================================================================================================
Gross interest income that would have been recorded if the loans and other real estate had been current in accordance with their original stated terms:
Nonaccruing loans............................      $ 2,366       $ 1,994   $ 2,333   $  6,450    $  8,466     18.7          (21.7)
Renegotiated loans...........................         ----          ----       111       ----          77     ----         (100.0)
Other real estate............................          527           485     2,323      3,528       4,227      8.7          (42.8)
====================================================================================================================================
Interest actually recognized:
Nonaccruing loans............................      $ 2,766       $ 2,264   $   679   $  1,016    $    905     22.2           10.2
Renegotiated loans...........................         ----          ----        87       ----         100     ----         (100.0)
Other real estate............................         ----          ----        32         48          56     ----         (100.0)
====================================================================================================================================
Approximate Percentage Of Nonperforming Assets Over $500,000 By Location:
Utah.........................................           11%           24%       26%        43%         49%
Idaho........................................           45            15         5          8           4
New Mexico...................................           18            34        35         33          30
Washington and Oregon........................         ----             9        13          6           2
Nevada.......................................           26             8      ----       ----           6
All other....................................         ----          ----        21         10           9
====================================================================================================================================
Approximate Percentage Of Nonperforming Assets Over $500,000 By Type Of Security (excludes FSB New Mexico prior to 1993):
Office buildings.............................           10%          ---         5%         6%         25%
Shopping centers.............................          ---            17%       28         19           8
Land.........................................           14            32        36         22          21
Single family dwellings......................           21             8         4          2           1
Other real estate secured....................           10            13        14         31          34
All other....................................           45            30        13         20          11
------------------------------------------------------------------------------------------------------------------------------------


RESERVE FOR LOAN LOSSES. It is FSCO's philosophy to maintain a conservative balance sheet, including its reserve for loan losses. FSCO carefully considers actual and potential fluctuations in problem assets in the analysis and establishment of its reserve for loan losses. The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks and regulatory and accounting guidelines.

The methodology followed by FSCO in determining appropriate reserve levels includes a risk identification process that involves the assignment of "loan quality grades" by individual lending officers. The assigned quality grades are reviewed for accuracy and consistency of application by supervisors, loan committees, and an independent credit review department. This risk rating system is consistent with guidelines established by FSCO's regulators and utilizes the following assigned grades: "Pass"; "Special Mention"; "Substandard"; "Doubtful"; and "Loss".

Also included in assessing an appropriate reserve level are: negative trends in key portfolio indicators; loss migration studies; potential and current problem assets; historical trends; loan portfolio concentrations; portfolio mix; local and national economic trends; and emerging industry weaknesses. Specific reserves are established when a loan is considered impaired as defined by SFAS 114.

FSCO's total reserve for loan losses was $130.0 million at December 31, 1995, down $3.9 million (2.9%) from $133.9 million at year-end 1994 (see: "Table 8:
Reconciliation of the Reserve for Loan Losses"). These slight reductions in the reserve reflected continued good credit quality. No reserves were added from merger transactions. Based on its analysis of reserve adequacy, FSCO's management considered the reserve for loan losses at December 31, 1995 to be adequate to cover potential losses in the foreseeable future.

The "coverage" ratio of the reserve to nonaccruing loans increased to 579.06% at December 31, 1995, up from 560.81% at year-end 1994, allowing the reserve for loan losses to be reduced despite loan growth (see: "Table 1: Financial Highlights"). The ratio of the reserve to total loans was 1.56% at year-end 1995, down from 1.64% at year-end 1994.

The allocation of the reserve for loan losses (see: "Table 9: Allocation of the Reserve for Loan Losses") at December 31, 1995 as compared with year-end 1994 remained essentially unchanged, except real estate term loans which were decreased because of a historically low loss history in the residential real estate term portfolio.

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



Table 8:  Reconciliation Of The Reserve For Loan Losses (in thousands)

                                                                                                                       5-Year
                                                                                                          95/94      Compound
For the years ended December 31,                     1995       1994       1993        1992       1991    % Chg   Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Reserve For Loan Losses, Beginning Of Period     $133,855   $134,848   $127,847    $126,887   $117,192     (0.7)         11.2
------------------------------------------------------------------------------------------------------------------------------------
Loans Charged Off:
 Commercial......................................  (4,328)    (5,621)    (9,698)    (18,119)   (37,343)   (23.0)        (34.9)
 Real estate: term...............................  (3,173)    (1,718)    (7,038)    (11,471)   (12,707)    84.7         (15.5)
 Real estate: construction.......................    (100)      (506)      (542)       (261)      (501)   (80.2)        (51.9)
 Consumer: instalment............................ (33,903)   (22,880)   (14,846)    (12,920)   (13,358)    48.2          15.0
 Consumer: credit card........................... (10,086)    (6,828)    (6,877)     (9,201)   (10,110)    47.7          13.0
 Leases..........................................    (957)      (239)    (1,466)       (426)    (1,944)   300.4         (22.8)
------------------------------------------------------------------------------------------------------------------------------------
Total Loans Charged Off.......................... (52,547)   (37,792)   (40,467)    (52,398)   (75,963)    39.0          (6.7)
------------------------------------------------------------------------------------------------------------------------------------
Recoveries On Loans Charged Off:
 Commercial......................................   7,312     11,138     11,789       8,900      6,262    (34.4)          7.2
 Real estate: term...............................   2,963      5,651      3,294       2,460      3,456    (47.6)         12.6
 Real estate: construction.......................     163        201      3,151         336        447    (18.9)        (19.9)
 Consumer: instalment............................  14,609     11,101      8,380       6,252      5,509     31.6          17.6
 Consumer: credit card...........................   2,082      1,790      1,875       1,571      1,525     16.3          19.4
 Leases..........................................     463        819        113          48         55    (43.5)        (15.4)
------------------------------------------------------------------------------------------------------------------------------------
Total Recoveries Of Loans Charged Off............  27,592     30,700     28,602      19,567     17,254    (10.1)         11.9
------------------------------------------------------------------------------------------------------------------------------------
Net Loans (Charged Off) Recovered................ (24,955)    (7,092)   (11,865)    (32,831)   (58,709)   251.9         (15.7)
Provision for loan losses........................  21,082        825     11,684      30,277     66,393  2,455.4         (26.0)
Acquisitions and reclassifications                   ----      5,274      7,182       3,514      2,011   (100.0)       (100.0)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve For Loan Losses, End Of Period...........$129,982   $133,855   $134,848    $127,847   $126,887     (2.9)          2.1
===================================================================================================================================



Table 9: Allocation Of The Reserve For Loan Losses (in thousands)

As of December 31,                  1995                1994                1993                1992                1991
-------------------------------------------------------------------------------------------------------------------------------
                                        Loan                Loan                Loan                Loan                Loan
                                       Type/               Type/               Type/               Type/               Type/
                            Allocated  Total    Allocated  Total    Allocated  Total    Allocated  Total    Allocated  Total
Loan Type                     Reserve  Loans      Reserve  Loans      Reserve  Loans      Reserve  Loans      Reserve  Loans
-------------------------------------------------------------------------------------------------------------------------------
Commercial................  $  35,567   23.5%   $  36,378   22.5%   $  36,498   23.9%    $ 43,413   24.6%   $  56,064   26.8%
Real estate: term.........      7,816   34.3       14,504   34.5       14,205   35.2       17,948   37.2       18,068   37.8
Real estate: construction.      4,005    5.7        4,897    3.9        4,619    3.7        1,691    2.9        4,439    3.8
Consumer..................     42,681   31.6       42,143   34.9       32,624   33.0       24,764   30.7       20,641   27.3
Leases....................      6,064    4.9        7,108    4.2        9,652    4.2        8,722    4.6        4,647    4.3
Unallocated...............     33,849              28,825              37,250              31,309              23,028
-------------------------------------------------------------------------------------------------------------------------------
Totals....................  $ 129,982  100.0     $133,855  100.0     $134,848  100.0     $127,847  100.0     $126,887  100.0
===============================================================================================================================



PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $21.1 million for 1995, up from $0.8 million for 1994 (see: "Table 8: Reconciliation of the Reserve for Loan Losses"). This increase was due to a combination of higher consumer instalment and credit card losses, and lower recoveries on commercial and real estate term loans charged off.

Although FSCO's consumer instalment and credit card losses were higher, mirroring national trends in delinquencies and losses, they continued to be in line with industry standards. FSCO raised its underwriting standards during 1995 to return its delinquency and loss patterns to more historical FSCO levels. Recoveries on commercial and real estate term loans have had a major impact on FSCO's overall net loans charged off in the last few years, but FSCO does not expect that these levels of recoveries will continue.

During 1995, FSCO kept the provision for loan losses slightly below net chargeoffs, allowing the reserve to decrease slightly. Net loans charged off against reserves totaled $25.0 million for 1995, up $17.9 million (251.9%) from $7.1 million in 1994. This resulted in the ratio of net loan chargeoffs to average loans being a low 0.30%, up from 0.10% at year-end 1994.

ASSET/LIABILITY MANAGEMENT. FSCO's asset/liability management process is responsible for the identification, assessment, and management of corporate capital adequacy (see: "Stockholders' Equity and Capital Adequacy"; and "Table 4: Capital Ratios"), and the liquidity and interest rate risk of FSCO's business lines. The objective of the ALCO process is to ensure that FSCO's investment and funding structures maintain prudent levels of risk, within the context of known and forecasted economic conditions, and that FSCO is compensated for the assumption of those risks. Formalized policies and procedures govern the ALCO process.

LIQUIDITY. FSCO has established specific policies and procedures governing liquidity management through the ALCO process. Plans to address current and future liquidity needs are developed in the ALCO process and executed through FSCO's subsidiary banks, and its Capital Markets and Treasury Division.

FSCO maintains an adequate liquidity position in large part through stable core deposits generated from its wide-spread branch network (see: "Table 10:
Deposits"), the prudent usage of debt (see: "Table 11: Short-Term Borrowings"; and "Table 12: Long-Term Debt"), and from a high quality securities portfolio (see: "Table 5: Securities"). The average life of the securities portfolio is relatively short, providing a constant stream of maturing and reinvestible assets, which could be converted into cash without loss of value should the need arise. Maturing balances in the large loan portfolios also provide flexibility in managing cash flows. Assets may also be sold or securitized in order to provide funding. The ability to redeploy these funds is an important source of medium to long term liquidity.

Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.


Table 10: Deposits (in thousands)

                                                                                                                             5-Year
                                                                                                                 95/94     Compound
As of December 31,                               1995           1994         1993          1992         1991     % Chg  Growth Rate
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits...........    $1,884,931     $1,719,388   $1,697,687    $1,429,314   $1,244,239       9.6         11.0
Interest-Bearing Deposits:
Interest-bearing demand accounts.......     1,093,233      1,095,907    1,041,770       945,508      783,237      (0.2)         9.2
Savings accounts.......................     1,360,805      1,280,002    1,331,495     1,022,994      623,259       6.3         25.0
Money market accounts..................     1,065,886      1,152,960    1,103,855     1,019,946      935,036      (7.6)         8.1
Time deposits of $100,000 or more......       668,921        553,381      382,846       342,033      469,133      20.9          4.3
Other time deposits....................     2,699,866      2,251,706    1,946,054     2,108,658    2,459,788      19.9          0.3
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits........     6,888,711      6,333,956    5,806,020     5,439,139    5,270,453       8.8          6.3
-----------------------------------------------------------------------------------------------------------------------------------
Total Deposits.........................    $8,773,642     $8,053,344   $7,503,707    $6,868,453   $6,514,692       8.9          7.2
===================================================================================================================================




Table 11: Short-Term Borrowings (in thousands)

                                                                                                                             5-Year
                                                                                                                 95/94     Compound
As of December 31,                               1995           1994         1993          1992         1991     % Chg  Growth Rate
-----------------------------------------------------------------------------------------------------------------------------------
End Of Period Balance:
Federal funds purchased and
 securities sold........................   $1,937,456     $2,160,587   $1,387,109    $  944,385    $ 811,636     (10.3)        19.9
Other short-term borrowings.............      261,233        184,552       99,796        51,405       87,658      41.5         13.8
-----------------------------------------------------------------------------------------------------------------------------------
Weighted Average Rate:
Federal funds purchased and
 securities sold........................         5.44%          5.38%        2.93%         3.07%        3.99%
Other short-term borrowings.............         6.89           6.00         3.38          4.29         4.22
-----------------------------------------------------------------------------------------------------------------------------------
Average Outstandings For The Year:
Federal funds purchased and
 securities sold........................   $1,685,763     $1,934,468   $1,065,495    $  929,123    $ 907,724     (12.9)         6.5
Other short-term borrowings.............      206,645         72,873       55,755        53,325      105,808     183.6         25.0
-----------------------------------------------------------------------------------------------------------------------------------
Weighted Average Rate For The Year:
Federal funds purchased and
 securities sold........................         5.61%          4.23%        2.97%         2.99%        5.52%
Other short-term borrowings.............         6.61           5.59         4.20          4.27         9.35
-----------------------------------------------------------------------------------------------------------------------------------
Highest Month-End Balance For The Year:
Federal funds purchased and
 securities sold........................   $2,434,087     $2,632,541   $1,387,109    $1,213,701   $1,159,899      (7.5)        10.2
Other short-term borrowings.............      349,678        184,552       99,796        90,490      147,558      89.5         20.5
-----------------------------------------------------------------------------------------------------------------------------------




Table 12: Long-Term Debt (in thousands)

                                                                                                                             5-year
                                                                                                                 95/94     Compound
As of December 31,                               1995           1994         1993          1992         1991     % Chg  Growth Rate
-----------------------------------------------------------------------------------------------------------------------------------
Parent Company:
12.50% notes due 1991...................         ----           ----         ----          ----      $    50      ----         ----
Medium-term notes due 1994-1998.........   $   50,000     $   50,000   $   31,250    $   31,250       31,250      ----           NM
8.50% notes due 1997....................         ----           ----         ----          ----       29,500      ----         ----
Floating rate notes due 1999............        7,175          7,475        7,910         8,354        9,051      (4.0)        (6.8)
7.875% senior notes due 1999............       99,462        100,000         ----          ----         ----      (0.5)        ----
7.50% subordinated notes due 2002.......       75,000         75,000       75,000        75,000         ----      ----         ----
7.00% subordinated notes due 2005.......      125,000           ----         ----          ----         ----      ----         ----
Subsidiaries:
Other long-term notes: banks............      583,623        602,170      137,221        16,108       22,045      (3.1)        95.7
Other long-term notes: nonbanks.........          689          1,775        1,155         1,291        1,870     (61.2)       (15.1)
-----------------------------------------------------------------------------------------------------------------------------------
Total debt with original
 maturity over 1 year...................      940,949        836,420      252,536       132,003       93,766      12.5         43.0
Less maturities under 1 year included
 in short-term borrowings...............      220,428        150,994       27,700         4,800        6,250      46.0         30.3
-----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt....................   $  720,521     $  685,426   $  224,836    $  127,203   $   87,516       5.1         48.8
===================================================================================================================================


INTEREST RATE RISK. FSCO's quantitative asset/liability management utilizes simulation modeling as its primary tool in determining the earnings and cash flow effects of current and projected risk strategies under varying economic and interest rate scenarios. Interest sensitivity gap and duration analysis are also employed to provide a general overview and other perspectives of FSCO's risk profile.

Qualitative asset/liability management takes place in formal ALCO meetings, where risk profiles, sensitivities and recommended risk strategies are discussed in the context of the competitive business environment. Final strategies are approved, which are then executed in FSCO's subsidiary banks through the lending and deposit gathering functions, and in its Capital Markets and Treasury Division, where on- and off-balance sheet tools are utilized to achieve ALCO objectives.

Many of the strategic asset/liability actions of late 1994 and 1995 focused on liquidity enhancement and on reaching a position of minimal interest rate risk exposure. Rapid loan growth throughout 1994 and early 1995 had put pressure on liquidity levels. Strategic funding objectives for 1995 led to successful actions which improved liquidity.

In the fourth quarter of 1994, FSB Utah, FSB Idaho, and FSB New Mexico issued a total of $294 million in fixed rate bank notes due in the fourth quarters of 1996 and 1997. The predominantly fixed rate loan growth had created a need for additional funding for some of the new loan production. At the end of 1995, $148 million of these notes were included in other short-term borrowings, reflecting the fourth quarter 1996 maturities.

Through the last quarter of 1994 and throughout all of 1995, FSCO placed renewed emphasis on its deposit gathering functions. The result was successful customer deposit promotions which allowed external short-term funding sources to be reduced. A portion of FSCO's liquidity and interest rate risk objectives were achieved as customers also demonstrated their willingness to extend deposit maturities.

On July 17, 1995, FSCO issued $125 million of 7.0% subordinated notes due 2005 under an existing shelf registration.

A securitization of $251 million of auto loans was completed and sold on July 31, 1995. The assets securitized were originated by FSB Utah and FSB Idaho. FSCO maintains quality control for these loan customers through the retention of the servicing function for the assets securitized.

During the fourth quarter of 1995, FSCO sold approximately $100 million of residential real estate loans from its portfolio. The majority of these loans were adjustable rate with unattractive repricing characteristics.

Also in the fourth quarter, the securities portfolio was increased on an interim basis. FSCO is well-positioned to support projected loan growth through the sale/runoff of securities, acquisition of additional customer deposits, and access to external sources of funding.

No new off-balance sheet derivatives were negotiated in 1995, as FSCO's interest rate risk remained very well-balanced throughout the year. Some derivative transactions from earlier years matured in 1995. Significant maturities will occur in 1996, and FSCO will undertake additional transactions to manage its risk profile.

FSCO's maturities and interest rate sensitivity report (see: "Table 13:
Maturities and Interest Rate Sensitivities") exhibits a slight asset sensitivity at the one year time frame and moderate overall interest rate risk. Given FSCO's expected 1996 balance sheet composition, additional short term market interest rate decreases of up to 1.00% should not exert significant downward pressure on the net interest margin.

FSCO has used off-balance sheet derivative products for many years in managing interest rate risk. The components of FSCO's off-balance sheet derivative products at December 31, 1995 are discussed below (see: "Note 11: Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

* Derivative Products Used in the ALCO Process. Interest rate swaps, caps, and floors have all served as tools to increase FSCO's flexibility in protecting itself against adverse effects of interest rate volatility. It should be noted that FSCO does not act as a dealer in these transactions, but as an end-user of off-balance sheet derivative products. The ALCOs have established policies and procedures which govern the use of derivatives. All off-balance sheet positions used in the ALCO process are regularly reviewed for effectiveness, market risk, and counterparty credit exposure. At December 31, 1995, off-balance sheet instruments used for interest rate risk management activities, including interest rate swaps, caps, and corridors, were $1.2 billion notional amount, compared with $1.7 billion notional amount at year-end 1994.

* Derivative Products Used in the Trading Process. Off-balance sheet financial futures and options contracts are also carried in the trading accounts of FSCO's subsidiary banks. Financial futures and options contracts are traded for profit or used to hedge market risk in the same way that on-balance sheet securities are purchased and sold, and they are subject to the same policies and loss control limits. At December 31, 1995, financial futures and options contracts related to FSCO's trading account securities totaled $10.7 billion notional amount, compared with $15.2 billion notional amount at year-end 1994. This position consisted of futures and options contracts on short-term Federal funds, one-month LIBOR, three-month Eurodollars, U.S. Treasury Bills, and options on foreign exchange contracts. The net risk position of FSCO's trading account securities (including futures, options, and on-balance sheet securities) at December 31, 1995, was $30,051 per basis point (0.01%) change in yield, compared with $50,121 at year-end 1994. For comparative purposes, this risk equates to that of FSCO owning a $70 million position in five-year U.S. Treasury Notes.


Table 13: Maturities And Interest Rate Sensitivities (in thousands)

                                                                1-30         31-90        91-365          Over
As of December 31, 1995                                         Days          Days          Days        1 Year           Total
----------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Interest-bearing deposits in other banks.........         $   21,167    $      198          ----    $      198    $     21,563
Federal funds sold and securities purchased......            148,069          ----          ----          ----         148,069
Trading account securities.......................            638,393          ----          ----          ----         638,393
Securities.......................................            301,303        91,810    $  532,020     1,698,424       2,623,557
Loans,  net of unearned income...................          3,499,475       507,924     1,613,531     2,694,165       8,315,095
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets....................          4,608,407       599,932     2,145,551     4,392,787      11,746,677
----------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
Interest-bearing demand and savings accounts.....            177,782          ----          ----     2,276,256       2,454,038
Money market deposits............................          1,065,886          ----          ----          ----       1,065,886
Time deposits....................................            334,374       501,804     1,456,731     1,075,878       3,368,787
Federal funds purchased and securities sold......          1,937,456          ----          ----          ----       1,937,456
Other short-term borrowings......................             39,057           318         1,430          ----          40,805
Long-term debt...................................              7,522        50,694       169,387       713,346         940,949
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities...............          3,562,077       552,816     1,627,548     4,065,480       9,807,921
----------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps and financial futures, net...            318,596         1,514       (94,642)     (225,468)
----------------------------------------------------------------------------------------------------------------------------------
Gap..............................................         $  727,734    $   45,602    $  612,645    $  552,775    $  1,938,756
----------------------------------------------------------------------------------------------------------------------------------
Gap as percent of earning assets.................               6.20%         0.39%         5.22          4.71%
==================================================================================================================================



Table 14: Maturities And Interest Rate Sensitivities Of Selected Loan Categories (in thousands)

                                                              1 Year           1 Year to                Over
As of December 31, 1995                                      or Less             5 Years             5 Years               Total
----------------------------------------------------------------------------------------------------------------------------------
Remaining maturity:
  Commercial  loans.............................        $  1,150,512          $  708,056          $   93,217        $  1,951,785
  Real estate: construction loans...............             418,474              51,093                 606             470,173
----------------------------------------------------------------------------------------------------------------------------------
Totals..........................................        $  1,568,986          $  759,149          $   93,823        $  2,421,958
==================================================================================================================================
Interest Rate Sensitivities Of Loans Included Above Maturing In More Than One Year:
  With fixed rates...............................                             $  190,522          $   28,572        $    219,094
  With floating rate.............................                                568,627              65,251             633,878
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Sensitivities................                             $  759,149          $   93,823        $    852,972
==================================================================================================================================




Table 15: Maturities Of Time Certificates Of Deposit Of $100,000 Or More (in thousands)

                                                                                                                        5-Year
                                                                                                           95/94      Compound
As of December 31,                            1995         1994         1993         1992         1991     % Chg   Growth Rate
--------------------------------------------------------------------------------------------------------------------------------
Maturing within 3 months or less....     $ 228,820    $ 289,926    $ 162,746    $ 177,240    $ 249,331     (21.1)         (3.7)
After 3 months through 6 months.....       130,948       66,432       68,505       58,703      100,931      97.1          (0.7)
After 6 months through 12 months....       177,354       75,848       75,520       48,267       71,962     133.8          13.1
After 12 months.....................       131,799      121,175       76,075       57,823       46,909       8.8          32.0
--------------------------------------------------------------------------------------------------------------------------------
Totals..............................     $ 668,921    $ 553,381    $ 382,846    $ 342,033    $ 469,133      20.9           4.3
================================================================================================================================


INCOME STATEMENT ANALYSIS.

NET INTEREST INCOME. The largest component of FSCO's operating income is net interest income (see: "Table 1: Financial Highlights"; "Table 16: Analysis of Interest Changes Due To Volumes and Rates"; and "Table 17: Average Balance Sheets, Net Interest Income, Yields and Rates"). For purposes of this discussion, interest income earned on tax-exempt or tax-favored loans, leases, and securities is adjusted to a fully taxable equivalent ("FTE") basis to facilitate comparison with interest earned which is subject to statutory taxation. During 1995, a one basis point (0.01%) change in FSCO's net interest margin FTE equaled approximately $1.1 million of net interest income FTE.

Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. Changes in nonperforming assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income.

Net interest income FTE totaled $483.3 million for 1995, up $17.3 million (3.7%) from $466.0 million for 1994. This increase was due mostly to the 13.1% volume growth in average loans, inclusive of the impacts of the securitization and sale of $251 million of auto loans during the third quarter of 1995 and the sale of $100 million portfolio mortgage loans during the fourth quarter of 1995. The 9.7% growth in average earning assets was exceeded by the 10.7% growth in average interest-bearing liabilities. The resulting compaction of spreads on earning assets negatively impacted the net interest margin in 1995.

The net interest margin was 4.39% for 1995, down from 4.64% for 1994. This decrease was due primarily to increased average balances in certificates of deposit and long-term debt as FSCO continued to take steps during the year to moderate interest rate risk and increase general liquidity. The decline was partially offset by higher loan volumes and yields in 1995. Despite the year to year decline, the quarterly net interest margin increased all year long in 1995, rising to a high for the year of 4.57% in the fourth quarter of 1995, up from a low for the year of 4.06% in the first quarter, and up from 4.37% for the year-ago quarter.



Table 16: Analysis Of Interest Changes Due To Volumes And Rates (in thousands) (A)

--------------------------------------------------------------------------------------------------------------------------------
                                               1995 over 1994                1994 over 1993                1993 over 1992
                                          Changes Due to:     Total     Changes Due to:     Total     Changes Due to:     Total
                                         Volume      Rate    Change    Volume      Rate    Change    Volume      Rate    Change
--------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Federal funds sold and
 securities purchased................. $  3,419  $  2,427  $  5,846  $ (7,467) $    596  $ (6,871) $  3,963  $ (1,188) $  2,775
Interest-bearing deposits
 in other banks.......................      390       305       695      (388)       15      (373)      (32)     (202)     (234)
Trading account securities............   (7,631)    2,778    (4,853)   10,085     3,057    13,142      (375)   (5,953)   (6,328)
Securities (B)........................    4,236    17,158    21,394    27,380    (7,427)   19,953     5,330   (20,276)  (14,946)
Loans, net of unearned income
  and deferred taxes on leases (C)....   81,734    56,987   138,721   117,119   (13,943)  103,176    42,669   (37,640)    5,029
--------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets, Net
 Of Deferred Taxes On Leases..........   82,148    79,655   161,803   146,729   (17,702)  129,027    51,555   (65,259)  (13,704)
--------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest-bearing demand accounts....     (470)    2,401     1,931     2,554    (1,861)      693     2,573    (7,428)   (4,855)
  Savings and money market accounts...   (5,504)   16,410    10,906    10,093      (339)    9,754    14,157   (14,426)     (269)
  Time deposits of $100,000 or more...   12,194    10,470    22,664     3,158     1,276     4,434    (2,750)   (3,342)   (6,092)
  Other time deposits.................   26,594    32,326    58,920       766    (2,914)   (2,148)  (13,970)  (19,957)  (33,927)
--------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits.......   32,814    61,607    94,421    16,571    (3,838)   12,733        10   (45,153)  (45,143)
--------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold......................  (10,508)   23,381    12,873    25,803    24,293    50,096     4,667    (4,827)     (160)
Other short-term borrowings...........    7,473     2,119     9,592       718     1,013     1,731       101        21       122
Long-term debt........................   23,404     4,163    27,567    11,103    (1,042)   10,061     8,090    (2,614)    5,476
--------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities....   53,183    91,270   144,453    54,195    20,426    74,621    12,868   (52,573)  (39,705)
--------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income......... $ 28,965  $(11,615) $ 17,350  $ 92,534  $(38,128) $ 54,406  $ 38,687  $(12,686) $ 26,001
================================================================================================================================
(continued)



Table 16: Analysis Of Interest Changes Due To Volumes And Rates (in thousands) (A) (continued)

--------------------------------------------------------------------------------------------------
                                               1992 over 1991                1991 over 1990
                                          Changes Due to:     Total     Changes Due to:     Total
                                         Volume      Rate    Change    Volume      Rate    Change
--------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Federal funds sold and
 securities purchased................. $    823 $  (3,960) $ (3,137) $(10,869) $ (4,452) $(15,321)
Interest-bearing deposits
 in other banks.......................   (1,179)     (498)   (1,677)       55      (339)     (284)
Trading account securities............    3,269    (2,476)      793    15,215    (5,762)    9,453
Securities (B)........................   22,509   (23,682)   (1,173)    3,774    (6,283)   (2,509)
Loans, net of unearned income
  and deferred taxes on leases (C)....   10,463   (60,450)  (49,987)   10,557   (41,669)  (31,112)
--------------------------------------------------------------------------------------------------
Total Interest-Earning Assets, Net
 Of Deferred Taxes On Leases..........   35,885   (91,066)  (55,181)   18,732   (58,505)  (39,773)
--------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest-bearing demand accounts....    5,232   (12,772)   (7,540)    3,366    (2,531)      835
  Savings and money market accounts...   28,642   (27,346)    1,296    10,356    (5,304)    5,052
  Time deposits of $100,000 or more...  (10,975)   (7,305)  (18,280)   (8,620)   (5,902)  (14,522)
  Other time deposits.................  (23,327)  (33,730)  (57,057)   18,579   (21,982)   (3,403)
--------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits.......     (428)  (81,153)  (81,581)   23,681   (35,719)  (12,038)
--------------------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold......................    1,181   (19,471)  (18,290)  (24,851)  (19,959)  (44,810)
Other short-term borrowings...........   (4,874)   (2,735)   (7,609)    3,658      (335)    3,323
Long-term debt........................      (52)        9       (43)   (3,953)   (2,061)   (6,014)
--------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities....   (4,173) (103,350) (107,523)   (1,465)  (58,074)  (59,539)
--------------------------------------------------------------------------------------------------
Change in Net Interest Income......... $ 40,058 $  12,284  $ 52,342  $ 20,197  $   (431) $ 19,766
==================================================================================================
(concluded)

(A) Changes not due entirely to changes in volume or rate have been allocated to rate.  Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1995-1993 and 38% for 1992-1990.
(B) In 1994, FSCO adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".  Per SFAS 115,
    prior period comparisons are not available.
(C) Loan fees included in interest income:
    1995: $24,025; 1994: $18,658; 1993: $13,708; 1992: $12,736; 1991: $11,351; and 1990: $12,294.



By comparison, net interest income FTE for 1994 totaled $466.0 million, up $54.4 million (13.2%) from $411.6 million in 1993. Growth in earning assets favorably affected the year-to-year comparison as average earning assets increased 20.7% from 1993, with growth in average loans accounting for 76.3% of this increase. A portion of the revenue gains generated by asset growth in 1994 was offset by mix and rate changes in FSCO's liability structure as deposit growth did not keep pace with loan demand. Short-term borrowings, including repurchase agreements, reacted swiftly to 1994's rising interest rate environment and funded 20.0% of FSCO's average earning assets during the year, up from 13.5% for 1993. Compaction of spreads on these assets negatively impacted the net interest margin which was 4.64% in 1994, down from 4.95% in 1993.

Over the past nine years, growth in FSCO's net interest income FTE has largely been due to sustained growth in average earning assets. The net interest margin FTE has also reflected increased competition, balance sheet restructuring, and the impact of changes in the yield curve. Effective asset/liability management, however, has moderated the impact of external forces on net interest income FTE.

PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $21.1 million for 1995, up from $0.8 million for 1994 (see: "Earning Assets and Asset Quality-Provision for Loan Losses"; and "Table 8: Reconciliation of the Reserve for Loan Losses"). By comparison, the provision for loan losses for 1994 totaled $0.8 million, down from $11.7 million for 1993.


Table 17: Average Balance Sheets, Net Interest Income, Yields And Rates (in thousands) (A)

-----------------------------------------------------------------------------------------------------------------------------------
                                                      1995                          1994                          1993
                                                            Tax   Avg%                    Tax   Avg%                    Tax   Avg%
                                              Average    Equiv. Yield/      Average    Equiv. Yield/      Average    Equiv. Yield/
For the Years Ended December 31,              Balance  Interest   Rate      Balance  Interest   Rate      Balance  Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-Earning Assets:
Fed funds sold and securities purchased.. $   140,317  $  8,166   5.82  $    56,724  $  2,320   4.09  $   302,412  $  9,191   3.04
Interest-bearing deposits in other banks.      13,202       778   5.89        2,315        83   3.59       15,454       456   2.95
Trading account securities...............     487,992    29,130   5.97      629,308    33,983   5.40      424,091    20,841   4.91
Securities available for sale (B)........   2,113,320   129,247   6.12    1,984,693   108,947   5.49           (B)       (B)    (B)
Securities held to maturity (B)..........     225,715    18,295   8.11      270,079    17,201   6.37    1,792,591   106,195   5.92
Loans, net of unearned income
  and deferred taxes on leases (C).......   8,036,515   757,579   9.43    7,098,941   618,858   8.72    5,785,067   515,682   8.91
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets,
  Net of Deferred Taxes On Leases........  11,017,061   943,195   8.56   10,042,060   781,392   7.78    8,319,615   652,365   7.84
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks..................     604,295                       604,479                       547,758
Premises and equipment, net..............     201,749                       165,545                       137,649
ORE and other foreclosed assets..........       3,923                         8,856                        26,506
Deferred taxes on leases.................     160,244                       145,264                       132,749
Reserve for loan losses..................    (131,630)                     (134,802)                     (128,801)
Other assets.............................     376,620                       308,436                       178,784
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets............................. $12,232,262                   $11,139,838                   $ 9,214,260
===================================================================================================================================
Liabilities:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Interest-bearing demand  accounts..... $ 1,069,970  $ 20,863   1.95  $ 1,097,185  $ 18,932   1.73  $   962,411  $ 18,239   1.90
   Savings and money-market accounts.....   2,369,327    88,935   3.75    2,549,142    78,029   3.06    2,220,848    68,275   3.07
   Time deposits of $100,000 or more.....     690,820    41,222   5.97      416,886    18,558   4.45      340,714    14,124   4.15
   Other time deposits...................   2,615,669   149,126   5.70    2,020,120    90,206   4.47    2,003,501    92,354   4.61
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits..........   6,745,786   300,146   4.45    6,083,333   205,725   3.38    5,527,474   192,992   3.49
-----------------------------------------------------------------------------------------------------------------------------------
Fed funds purchased and securities sold..   1,685,763    94,608   5.61    1,934,468    81,735   4.23    1,065,495    31,639   2.97
Other short-term borrowings..............     206,645    13,663   6.61       72,873     4,071   5.59       55,755     2,340   4.20
Long-term debt...........................     728,788    51,451   7.06      368,096    23,884   6.49      204,129    13,823   6.77
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities.......   9,366,982   459,868   4.91    8,458,770   315,415   3.73    6,852,853   240,794   3.51
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits.............   1,646,070                     1,616,294                     1,428,640
Other liabilities........................     233,035                       196,039                       148,109
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities........................  11,246,087                    10,271,103                     8,429,602
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stockholders' equity...........         599                           675                           728
Common stockholders' equity..............     985,576                       868,060                       783,930
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity...............     986,175                       868,735                       784,658
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity. $12,232,262                   $11,139,838                   $ 9,214,260
===================================================================================================================================
Interest income/earning assets...........                         8.56                          7.78                          7.84
Interest expense/earning assets..........                         4.17                          3.14                          2.89
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/earning assets.......               483,327   4.39                465,977   4.64                411,571   4.95
Less FTE adjustment......................                 8,336                         7,875                         7,633
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income Per Income Statement.              $474,991                      $458,102                      $403,938
===================================================================================================================================
Loan Fees Included In Interest Income....              $ 24,025                      $ 18,658                      $ 13,708
===================================================================================================================================
(continued)



Table 17: Average Balance Sheets, Net Interest Income, Yields And Rates (in thousands) (A) (continued)

-----------------------------------------------------------------------------------------------------------------------------------
                                                      1992                          1991
                                                            Tax   Avg%                    Tax   Avg%
                                              Average    Equiv. Yield/      Average    Equiv. Yield/
For the Years Ended December 31,              Balance  Interest   Rate      Balance  Interest   Rate
-----------------------------------------------------------------------------------------------------
Assets:
Interest-Earning Assets:
Fed funds sold and securities purchased.. $   186,938  $  6,416   3.43  $   172,109  $  9,553   5.55
Interest-bearing deposits in other banks.      16,210       690   4.26       32,292     2,367   7.33
Trading account securities...............     430,025    27,169   6.32      382,608    26,376   6.89
Securities available for sale (B)........          (B)       (B)    (B)          (B)       (B)    (B)
Securities held to maturity (B)..........   1,708,038   121,141   7.09    1,433,406   122,314   8.53
Loans, net of unearned income
  and deferred taxes on leases (C).......   5,338,956   510,653   9.56    5,241,145   560,640  10.70
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets,
  Net of Deferred Taxes On Leases........   7,680,167   666,069   8.67    7,261,560   721,250   9.93
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks..................     482,445                       456,106
Premises and equipment, net..............     122,432                       114,841
ORE and other foreclosed assets..........      35,849                        55,181
Deferred taxes on leases.................     124,327                       111,163
Reserve for loan losses..................    (130,548)                     (125,198)
Other assets.............................     175,815                       172,101
------------------------------------------------------------------------------------------------------------------------------------
Total Assets............................. $ 8,490,487                   $ 8,045,754
====================================================================================================================================
Liabilities:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
   Interest-bearing demand  accounts..... $   865,945    23,094   2.67  $   739,615    30,634   4.14
   Savings and money-market accounts.....   1,840,670    68,544   3.72    1,290,863    67,248   5.21
   Time deposits of $100,000 or more.....     394,368    20,216   5.13      551,631    38,496   6.98
   Other time deposits...................   2,252,715   126,281   5.61    2,581,127   183,338   7.10
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits..........   5,353,698   238,135   4.45    5,163,236   319,716   6.19
------------------------------------------------------------------------------------------------------------------------------------
Fed funds purchased and securities sold..     929,123    31,799   3.42      907,725    50,089   5.52
Other short-term borrowings..............      53,325     2,218   4.16      105,807     9,827   9.29
Long-term debt...........................     103,659     8,347   8.05      104,300     8,390   8.04
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities.......   6,439,805   280,499   4.36    6,281,068   388,022   6.18
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits.............   1,214,078                     1,042,585
Other liabilities........................     150,445                       143,181
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities........................   7,804,328                     7,466,834
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stockholders' equity...........         820                           883
Common stockholders' equity..............     685,339                       578,037
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity...............     686,159                       578,920
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity. $ 8,490,487                   $ 8,045,754
====================================================================================================================================
Interest income/earning assets...........                         8.67                          9.93
Interest expense/earning assets..........                         3.65                          5.34
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/earning assets.......               385,570   5.02                333,228   4.59
Less FTE adjustment......................                 9,621                        10,419
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income Per Income Statement.              $375,949                      $322,809
====================================================================================================================================
Loan Fees Included In Interest Income....              $ 12,736                      $ 11,351
====================================================================================================================================
(concluded)

(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1995-1993 and 38% for 1992 1990.
(B) In 1994, FSCO adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".  Per SFAS 115,
    prior period comparisons are not available.
(C) Loans include nonaccruing loans.


FINANCIAL REVIEW


NONINTEREST INCOME. FSCO's noninterest income was impacted in 1995 by the 1994 acquisition of CrossLand Mortgage (see: "Table 18: Noninterest Income"; and "Mergers and Acquisitions"). Noninterest income totaled $266.5 million for 1995, up $68.9 million (34.9%) from 1994. This increase was due in part to FSCO's continued emphasis on increasing and diversifying its sources of noninterest income, and the positive impact of CrossLand Mortgage on mortgage banking activities. These were partially offset by declines in bankcard servicing fees and third-party processing fees for the year following the 1994 sale of certain assets related to third-party processing for credit unions. In addition, FSCO liquidated $224 million of certain securities for a combined loss of $2.9 million pre-tax during the fourth quarter (see: "Earning Assets and Asset Quality-Securities").

The increase in FSCO's mortgage banking activities, including the 1994 acquisition of CrossLand Mortgage, has further diversified FSCO's noninterest income. As a result, the ratio of noninterest income to total income FTE increased to 35.54% for 1995, up from 29.77% for 1994.

By comparison, noninterest income for 1994 totaled $197.5 million, up $30.4 million (18.2%) from $167.2 million in 1993. The increases in most noninterest income categories were due primarily to acquisitions, including CrossLand Mortgage, and growth due to strong regional economies in FSCO's market areas.

NONINTEREST EXPENSES. FSCO's noninterest expenses were impacted in 1995 by the one-time $44.0 million Project VISION restructuring charge, and by the acquisition of CrossLand Mortgage in 1994 (see: "Table 19: Noninterest Expenses"; and "Mergers and Acquisitions"). Noninterest expenses, including the restructuring charge, totaled $530.2 million for 1995, up $96.6 million (22.3%) from 1994. Noninterest expenses, excluding the restructuring charge, totaled $486.2 million for 1995, up $52.6 million (12.1%) from 1994. The increase in noninterest expenses other than the restructuring charge was due to the combination of: volume-related growth; the first full year with CrossLand Mortgage and its resulting impact on salaries and benefits expenses and costs related to loan production; additional ATM equipment; and lower ORE recoveries. These were partially offset by lower FDIC insurance expense.

By comparison, noninterest expenses for 1994 totaled $433.6 million, up $47.5 million (12.3%) from 1993. The increases in most noninterest expense categories were due primarily to acquisitions, particularly the acquisition of CrossLand Mortgage in 1994, and growth. In addition, numerous one-time expenses were incurred, including costs associated with each acquisition and its integration into FSCO. Bankcard interbank discount and interchange expense increased due to growth in the volume of merchant deposits. Other real estate expense and loss provision was a net recovery due to reductions in ORE outstandings and ORE market valuation adjustments. Other noninterest expenses decreased in 1994 due largely to one-time merger-related charges of $17.1 million ($11.1 million after tax) associated with the 1993 acquisition of FSB New Mexico.

The operating expense ratio is one measure of FSCO's effectiveness and ongoing efforts to control its noninterest expenses. The operating expense ratio, including the restructuring charge, was 70.71% for 1995, up from 65.36% for 1994 and 66.72% for 1993. The operating expense ratio, excluding the restructuring charge, was 64.84% for 1995.

Management believes that FSCO's operating expense ratio remained unacceptably high in 1995 in comparison to its goal of below 60.00%. Sustainable efficiency gains achieved in many of FSCO's line and staff functions were obscured by: numerous one-time expenses associated with Project VISION, the 26 acquisitions made in the past five years, and each acquisition's integration into FSCO; amortization of intangibles related to acquisitions using purchase accounting; and additional investment and expense to support the sustained growth of traditional markets.

The productivity ratio, including the restructuring charge, was 4.33% for 1995, up from 3.89% for 1994 and 4.19% for 1993. The productivity ratio, excluding the restructuring charge, was 3.97% for 1995.

As FSCO moves through 1996, aggressive actions will be taken to implement Project VISION and continue the efficient consolidation of certain activities and complete the integration of recent acquisitions and other related projects. FSCO is committed to becoming a more efficient and lower cost provider of financial services within its marketplaces, while continuing to increase franchise value for its shareholders.

PROVISION FOR INCOME TAXES. FSCO employs several effective strategies to permanently reduce or defer payment of income taxes. As a result, FSCO's tax provisions have historically been lower than statutory tax rates, and deferred tax reserves have been an important source of interest-free long-term funding. FSCO's tax strategies include investments in securities and loans yielding tax-exempt interest, investments in leveraged leases, and the recognition of investment tax credits (ITC) on leases using the deferral method. In 1995, FSCO continued to employ these tax planning strategies and made investments in low income housing projects to generate tax credits.

OFF-BALANCE SHEET ITEMS. During 1995, FSCO had "off-balance sheet" commitments consisting primarily of loan commitments to customers, and derivative products used in the ALCO process or carried in the trading accounts (see:
"Asset/Liability Management"; "Note 1. Summary of Significant Accounting and Reporting Policies"; and "Note 10. Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").


Table 18: Noninterest Income (in thousands)

                                                                                                                 5-Year
                                                                                                    95/94      Compound
For the Years Ended December 31,                 1995       1994       1993       1992       1991   % Chg   Growth Rate
------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Service charges on deposit accounts........  $ 68,114   $ 62,211   $ 55,865   $ 51,505   $ 46,137     9.5          11.8
Other service charges, collections,
  commissions and fees.....................    36,208     27,544     24,654     21,154     17,400    31.5          25.8
Bankcard servicing fees and
  third-party processing fees..............    24,774     30,234     33,083     27,411     24,175   (18.1)          2.5
Insurance commissions and fees.............    13,655     12,631      9,953      8,719      7,017     8.1          16.0
Mortgage banking activities, net (A).......    76,306     32,895     23,679     17,931     12,513   132.0          61.8
Trust (fiduciary) commissions and fees.....    20,894     20,706     18,980     18,176     16,793     0.9           6.9
Trading account securities gains (losses)..     6,390     (2,386)    (4,856)    (7,355)     1,632      NM          25.4
Securities gains (losses)..................      (806)    (1,330)       730        859      2,942    39.4            NM
Other......................................    20,957     15,043      5,071      5,636      9,213    39.3          10.9
------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income...................  $266,492   $197,548   $167,159   $144,036   $137,822    34.9          18.1
========================================================================================================================

Notes:
NM: Not Meaningful.
(A)  On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights". Per SFAS 122, prior periods have been reclassified where necessary.




Table 19: Noninterest Expenses (in thousands)

                                                                                                                 5-Year
                                                                                                    95/94      Compound
For the Years Ended December 31,                 1995       1994       1993       1992       1991   % Chg   Growth Rate
------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses:
Salaries and employee benefits............   $261,410   $222,895   $175,696   $160,982   $147,795    17.3          14.1
Advertising...............................      8,719      9,039      9,187      6,363      4,990    (3.5)         18.6
Amortization of intangibles (A)...........      8,712      6,792      3,312      2,695      2,323    28.3          51.3
Bankcard interbank interchange............     17,263     16,301     13,983     11,245     10,121     5.9          15.3
Furniture and equipment...................     36,285     30,987     27,858     26,549     22,656    17.1          13.3
Insurance.................................     15,793     23,454     19,697     18,868     14,678   (32.7)         10.8
Occupancy, net............................     27,862     25,874     24,224     19,373     18,316     7.7           9.0
Other real estate expense
  and loss provision (recovery)...........     (2,514)    (6,543)     8,639     11,110      6,499   (61.6)           NM
Postage...................................     11,272      9,708      7,428      7,243      6,684    16.1          15.2
Stationery and supplies...................     18,582     16,336     15,956     12,865     10,754    13.7          11.9
Telephone.................................     13,278     11,834      8,610      7,344      6,583    12.2          16.1
Other.....................................     69,543     66,971     71,556     54,819     55,105     3.8           4.3
Restructuring charge......................     44,000       ----       ----       ----       ----      NM            NM
------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses................   $530,205   $433,648   $386,146   $339,456   $306,504    22.3          13.2
========================================================================================================================

Notes:
NM: Not Meaningful.
(A)  On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights". Per SFAS 122, prior periods have been reclassified where necessary.


INFLATION ACCOUNTING AND CAPITAL COMMITMENTS. FSCO has determined that the effects of changing prices on financial data were not significant to operating results for the years 1995, 1994, or 1993.

As part of Project VISION, FSCO has committed to spend at least $10.4 million on state-of-the-art technology that will allow FSCO to better serve its customers. No material capital expenditure commitments existed at year-ends 1994 or 1993.

NATIONAL & REGIONAL ECONOMY. FSCO's banking and other financial businesses are significantly influenced both by the financial strength and economic stability of the regional economies in which they operate and by interest rate levels and other economic conditions prevailing in regional, national, and international financial markets. At the inception of 1995, interest rates were high and were adversely impacting residential construction, automobile sales, and other interest-sensitive consumer-durable markets. Throughout the course of 1995, market-determined interest rates declined, and residential construction and real estate sales improved significantly in the second half of the year. The ongoing national weakness in consumer markets and excess inventories in manufacturing evident at the end of 1995 had only modest decelerating influence on the Intermountain regional economy.

The Intermountain West, which encompasses a significant portion of FSCO's primary market areas, was the United States' fastest-growing regional economy in 1995 for the third consecutive year. Furthermore, Nevada, Utah, New Mexico, and Oregon were four of the top five states in 1995 employment growth. Preliminary 1995 annual average job gains were: Utah 5.7%, Idaho 3.0%, New Mexico 4.7%, Oregon 4.3%, Nevada 5.9%, and Wyoming 1.4%. The 1995 average unemployment rates were: Utah 3.4%, Idaho 5.2%, New Mexico 4.7%, Oregon 4.3%, Nevada 5.9%, and Wyoming 4.5%.

The basic rapid-growth formula evident to a significant degree in each of these six states included:

* Rapid population growth fueled by substantial net in-migration;

* Expanding employment opportunities to absorb the new labor force entrants;

* Gains in commercial and industrial construction augmenting the improved second-half residential construction activity;

* Employment and income gains translated into strong consumer spending increases, with moderate gains evident in automobile sales.

The rate of economic growth, both nationally and in the Intermountain West, will likely decelerate in 1996. Slower job growth and higher consumer debt levels will probably constrain consumer spending gains nationally. Job growth in the six-state region should remain solid, but in 1996 it will occur at a reduced rate, influenced somewhat by labor supply constraints.

While the 1996 regional outlook remains generally favorable, the following factors could adversely impact regional economic activity:

* Possibly the slower national growth may weaken further, threatening a recession;

* Political uncertainty (i.e., Bosnia) may disrupt financial markets;

* Access to federal lands for timber, mining, and livestock industries may be reduced, or even eliminated;

* International competitive pressures in the computer industry may possibly slow or even decrease employment levels in that industry.

COMPETITIVE POSITION. FSCO is the largest bank holding company headquartered in the Intermountain West. Incorporated in 1928, FSCO is the oldest multistate bank holding company in the United States.

FSB Utah is the largest bank in Utah. At September 30, 1995, the most recent date for which comparative data were available, FSB Utah had deposits totaling $4.0 billion and 120 full-service domestic branches. Zion's First National Bank was the second largest bank with approximately $3.0 billion in deposits and 95 branches, while Key Bank was the third largest with approximately $1.0 billion in deposits and 38 branches. These three banks are all units of bank holding companies with bank operations in other western states. Other competitors included: 41 other banks with approximately $5.1 billion in deposits and 154 branches; five S&Ls with approximately $324 million in deposits and 23 branches; and 156 credit unions with approximately $3.5 billion in deposits.

FSB Idaho is the second largest bank in Idaho in terms of deposits. At September 30, 1995, the most recent date for which comparative data were available, FSB Idaho had deposits totaling $2.6 billion and 92 full-service branches. West One Bank was the largest bank with approximately $3.4 billion in deposits and 91 branches, while Key Bank was the third largest with approximately $1.1 billion in deposits and 45 branches. These three banks are all units of bank holding companies with bank operations in other western states. Other competitors included: 17 other banks with approximately $2.2 billion in deposits and 96 branches; four S&Ls with approximately $442 million in deposits and 16 branches; and 90 credit unions with approximately $1.0 billion in deposits.

FSB New Mexico is the third largest bank in New Mexico in terms of deposits. At September, 1995, the most recent date for which comparative data were available, FSB New Mexico had deposits totaling $1.2 billion and 28 full-service branches. Norwest Bank, Inc. was the largest bank with approximately $1.8 billion in deposits and 71 branches, while Sunwest Bank of Albuquerque was the second largest with approximately $1.6 billion in deposits and 34 branches. These three banks are all units of bank holding companies with bank operations in other western states. Other competitors included: 67 other banks with approximately $6.7 billion in deposits and 224 branches; 13 S&Ls with approximately $1.0 billion in deposits and 22 branches; and 65 credit unions with approximately $1.7 billion in deposits.

FSCO experiences substantial competition in attracting deposits and originating loans. The primary factors in competing for deposits are interest rates, the range and quality of services offered, the convenience of bank facilities and automated teller machines, and hours of operation. Competition for deposits comes principally from other commercial banks, S&Ls, and credit unions. Additional competition comes from mutual funds, money market funds, and various other corporate and government lenders. The primary factors in competing for loans are interest rates, loan fees, and the quality and range of lending services offered. Competition for the origination of instalment and commercial loans comes from commercial banks, finance companies, S&Ls, and credit unions, while competition for the origination of mortgage loans comes from S&Ls, credit unions, mortgage banking firms, insurance companies, and other commercial banks.

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

LEGAL PROCEEDINGS. FSCO and its subsidiaries are subject to various claims and legal actions filed or threatened by customers and others in connection with FSCO's regular business activities. In all litigation filed against it, FSCO vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction, and are disclosed in required filings with the SEC. Since the filing of FSCO's Third Quarter 1995 10-Q Report, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC.


Table 20: Quarterly Financial Summary (in thousands, except per share data and ratios)

                                                                    1995
                                     4th Qtr              3rd Qtr                2nd Qtr                1st Qtr
------------------------------------------------------------------------------------------------------------------
Common Stock Data (A):
Earnings per common share:
 primary...................      $      0.11           $      0.51           $      0.48            $      0.47
Earnings per common share:
 fully diluted.............             0.11                  0.51                  0.48                   0.47
Dividends paid per common
 share.....................             0.19                  0.19                  0.19                   0.19
Book value EOP.............            13.71                 13.57                 13.21                  12.64
Tangible book value EOP....            11.72                 11.64                 11.27                  10.64
Market price (bid) EOP.....            25.33                 20.92                 18.67                  16.00
 High bid for the period...            25.33                 22.17                 19.09                  17.09
 Low bid for the period....            20.33                 18.33                 15.33                  14.67
Market capitalization EOP..        1,903,094             1,569,974             1,398,348              1,197,768
Market price EOP/book
 value EOP.................           184.76%               154.10%               141.27%                126.58%
Dividend payout ratio:
 (DPCS/EPCS)...............           172.73                 36.36                 38.89                  40.00
Dividend yield EOP.........             3.00                  3.57                  4.00                   4.67
Price/earnings ratio.......             16.2x                 10.9x                  9.9x                   8.5x
Common shares: EOP.........           75,133                75,059                74,912                 74,861
Common shares: average
 primary...................           76,883                76,466                76,065                 75,849
Common shares: average
 fully diluted.............           77,087                76,671                76,275                 76,064
------------------------------------------------------------------------------------------------------------------
Income Statement:
Interest income............      $   246,657           $   234,584           $   233,068            $   220,550
Interest expense...........          119,109               114,805               114,466                111,488
Net interest income........          127,548               119,779               118,602                109,062
Fully taxable equivalent
 (FTE) adj.................            2,323                 2,114                 1,874                  2,025
Net interest income, FTE...          129,871               121,893               120,476                111,087
Provision for loan losses..            7,905                 6,587                 3,742                  2,848
Noninterest income (B).....           66,496                70,092                61,845                 68,059
Noninterest expenses (B)...          172,083               121,275               118,929                117,918
Provision for income taxes.            5,227                22,666                21,543                 20,755
Net income.................            8,829                39,343                36,233                 35,600
Preferred stock dividend...                8                     9                     9                      9
Common stock dividend......           14,013                13,996                13,976                 13,981
------------------------------------------------------------------------------------------------------------------
Balance Sheet - End of Period:
Trading account securities.      $   638,393           $   484,761           $   477,560            $   437,415
Securities available for
 sale (C)..................        2,623,557             2,219,488             2,086,509              2,044,257
Securities held to
 maturity (C)..............             ----               247,493               251,982                243,915
Loans, net of unearned
 income....................        8,315,095             8,303,049             8,356,657              8,183,306
Reserve for loan losses....         (129,982)             (131,878)             (130,388)              (131,603)
Total interest-earning
 assets....................       11,746,677            11,454,392            11,291,982             11,119,493
Intangible assets..........          148,819               144,964               145,369                149,828
Total assets...............       13,034,607            12,675,014            12,426,179             12,189,310
Noninterest-bearing
 deposits..................        1,884,931             1,857,584             1,748,031              1,655,669
Interest-bearing deposits..        6,888,711             6,831,503             6,843,356              6,617,045
Total deposits.............        8,773,642             8,689,087             8,591,387              8,272,714
Short-term borrowed funds..        2,198,689             1,675,498             1,920,093              2,076,923
Long-term debt.............          720,521               856,550               666,858                683,785
Total interest-bearing
 liabilities...............        9,807,921             9,363,551             9,430,307              9,377,753
Minority equity in
 subsidiaries..............              309                   304                   298                    285
Preferred stockholders'
 equity....................              571                   589                   594                    610
Common stockholders' equity        1,029,692             1,018,681               989,600                946,051
------------------------------------------------------------------------------------------------------------------
Problem Assets - End of Period:
Total nonaccruing loans....      $    22,447           $    25,381           $    18,702            $    19,205
ORE and other foreclosed
 assets....................            4,134                 4,472                 4,340                  2,334
Total nonperforming assets.           26,581                29,853                23,042                 21,539
Accruing loans past due
 90 days or more...........           13,455                11,515                11,076                 11,518
Total problem assets.......           40,036                41,368                34,118                 33,057
------------------------------------------------------------------------------------------------------------------
Reconciliation of the Reserve for Loan Losses:
Reserve, Beginning of
 Period....................      $   131,878           $   130,388           $   131,603            $   133,855
Net loans (charged off)
 recovered.................           (9,801)               (5,097)               (4,957)                (5,100)
Provision for loan losses..            7,905                 6,587                 3,742                  2,848
Acquisitions and
 reclassifications.........             ----                  ----                  ----                   ----
Reserve, End of Period.....          129,982               131,878               130,388                131,603
------------------------------------------------------------------------------------------------------------------
(continued)



Table 20: Quarterly Financial Summary (in thousands, except per share data and ratios) (continued)

                                                                       1994
------------------------------------------------------------------------------------------------------------------
                                     4th Qtr               3rd Qtr               2nd Qtr                1st Qtr
------------------------------------------------------------------------------------------------------------------
Common Stock Data (A):
Earnings per common share:
 primary...................      $      0.46           $      0.49           $      0.47            $      0.45
Earnings per common share:
 fully diluted.............             0.46                  0.49                  0.47                   0.45
Dividends paid per common
 share.....................             0.17                  0.17                  0.17                   0.17
Book value EOP.............            11.95                 11.92                 11.63                  11.63
Tangible book value EOP....             9.71                  9.61                  9.45                  11.45
Market price (bid) EOP.....            15.17                 19.00                 19.33                  18.50
 High bid for the period...            19.00                 21.33                 20.67                  19.33
 Low bid for the period....            14.33                 18.50                 18.17                  17.17
Market capitalization EOP..        1,128,286             1,411,691             1,426,133              1,337,994
Market price EOP/book
 value EOP.................           126.95%               159.40%               166.19%               159.12%
Dividend payout ratio:
 (DPCS/EPCS)...............            37.68                 35.62                 36.62                  38.81
Dividend yield EOP.........             4.57                  3.65                  3.59                   3.75
Price/earnings ratio.......              8.1x                 11.2x                 11.6x                  11.6x
Common shares: EOP.........           74,393                74,300                73,766                 72,324
Common shares: average
 primary...................           75,512                75,525                74,531                 73,974
Common shares: average
 fully diluted.............           75,737                75,758                74,768                 74,217
------------------------------------------------------------------------------------------------------------------
Income Statement:
Interest income............      $   211,909           $   200,365           $   188,805            $   172,438
Interest expense...........           96,955                83,829                72,460                 62,171
Net interest income........          114,954               116,536               116,345                110,267
Fully taxable equivalent
 (FTE) adj.................            1,944                 2,002                 1,966                  1,963
Net interest income, FTE...          116,898               118,538               118,311                112,230
Provision for loan losses..              474                   180                   343                   (172)
Noninterest income (B).....           55,243                55,608                48,476                 40,869
Noninterest expenses (B)...          114,214               113,456               109,044                 99,582
Provision for income taxes.           20,541                21,724                20,214                 18,564
Net income.................           34,968                36,784                35,220                 33,162
Preferred stock dividend...                9                    10                    10                     10
Common stock dividend......           12,869                12,882                12,771                 12,565
------------------------------------------------------------------------------------------------------------------
Balance Sheet - End of Period:
Trading account securities.      $   553,826           $   398,087           $   725,211            $   797,254
Securities available for
 sale (C)..................        1,993,797             2,087,639             2,127,690              1,960,075
Securities held to
 maturity (C)..............          252,622               260,485               268,114                270,039
Loans, net of unearned
 income....................        8,173,678             7,745,350             7,282,550              6,674,067
Reserve for loan losses....         (133,855)             (134,653)             (132,714)              (134,216)
Total interest-earning
 assets....................       11,019,059            10,563,552            10,484,219              9,816,274
Intangible assets..........          166,199               171,583               160,737                 12,698
Total assets...............       12,148,982            11,604,889            11,734,917             10,745,283
Noninterest-bearing
 deposits..................        1,719,388             1,734,255             1,843,559              1,556,498
Interest-bearing deposits..        6,333,956             6,201,229             6,043,972              5,953,168
Total deposits.............        8,053,344             7,935,484             7,887,531              7,509,666
Short-term borrowed funds..        2,345,139             2,298,101             2,411,385              1,848,100
Long-term debt.............          685,426               292,058               312,005                297,538
Total interest-bearing
 liabilities...............        9,364,521             8,791,388             8,767,362              8,098,806
Minority equity in
 subsidiaries..............              269                   270                   259                    260
Preferred stockholders'
 equity....................              629                   668                   675                    685
Common stockholders' equity          888,845               885,721               858,091                840,962
------------------------------------------------------------------------------------------------------------------
Problem Assets - End of Period:
Total nonaccruing loans....      $    23,868           $    20,232           $    24,610            $    27,768
ORE and other foreclosed
 assets....................            3,352                 3,148                 8,387                 14,842
Total nonperforming assets.           27,220                23,380                32,997                 42,610
Accruing loans past due
 90 days or more...........           12,001                 9,265                 9,184                 10,318
Total problem assets.......           39,221                32,645                42,181                 52,928
------------------------------------------------------------------------------------------------------------------
Reconciliation of the Reserve for Loan Losses:
Reserve, Beginning of
 Period....................      $   134,653           $   132,714           $   134,216            $   134,848
Net loans (charged off)
 recovered.................           (3,360)                 (576)               (2,490)                  (666)
Provision for loan losses..              474                   180                   343                   (172)
Acquisitions and
 reclassifications.........            2,088                 2,335                   645                    206
Reserve, End of Period.....          133,855               134,653               132,714                134,216
------------------------------------------------------------------------------------------------------------------
(continued)



Table 20: Quarterly  Financial Summary (in thousands, except per share data and ratios) (continued)

                                                                1995
--------------------------------------------------------------------------------------------------------------
                                 4th Qtr               3rd Qtr               2nd Qtr                1st Qtr
--------------------------------------------------------------------------------------------------------------
Balance Sheet - Average:
Trading account securities.  $   637,492           $   294,378           $   345,158            $   677,507
Securities available for
 sale (C)..................    2,330,460             2,096,740             2,042,127              1,976,800
Securities held to
 maturity (C)..............      173,374               243,993               238,637                250,957
Loans, net of unearned
 income....................    8,212,849             8,207,753             8,233,243              8,133,412
Reserve for loan losses....     (131,138)             (130,358)             (131,321)              (133,747)
Deferred taxes on leases...     (162,656)             (160,855)             (160,041)              (157,360)
Total interest-earning
 assets, net of deferred
 taxes on leases...........   11,359,039            10,932,739            10,825,695             10,948,403
Intangible assets..........      145,665               141,780               148,187                164,105
Total assets...............   12,648,043            12,150,912            12,005,834             12,120,570
Noninterest-bearing
 deposits..................    1,761,612             1,690,536             1,585,255              1,545,225
Interest-bearing deposits..    6,899,375             6,887,306             6,766,077              6,423,604
Total deposits.............    8,660,987             8,577,842             8,351,332              7,968,829
Short-term borrowed funds..    1,934,202             1,534,440             1,761,411              2,348,062
Long-term debt.............      755,457               791,348               682,382                684,497
Total interest-bearing
 liabilities...............    9,589,034             9,213,094             9,209,870              9,456,163
Minority equity in
 subsidiaries..............          308                   300                   291                    276
Preferred stockholders'
 equity....................          583                   593                   603                    616
Common stockholders' equity    1,038,656             1,009,339               974,265                918,463
--------------------------------------------------------------------------------------------------------------
Selected Ratios:
Return on average assets...         0.28%                 1.28%                 1.21%                  1.19%
Return on average equity...         3.37                 15.46                 14.91                  15.71
Net interest margin, FTE...         4.57                  4.46                  4.45                   4.06
Net interest spread FTE....         3.80                  3.68                  3.71                   3.41
Operating expense ratio (B)        87.63                 63.17                 65.23                  65.82
Productivity ratio (B).....         5.40                  3.96                  3.97                   3.95
Loans/deposits.............        94.77                 95.56                 97.27                  98.92
Loans/assets...............        63.79                 65.51                 67.25                  67.14
Reserve for loan losses EOP to:
 Total loans...............         1.56                  1.59                  1.56                   1.61
 Nonaccruing loans.........       579.06                519.59                697.19                 685.25
 Nonaccruing and accruing
  loans past due 90 days...       362.05                357.43                437.87                 428.35
Nonaccruing loans/
 total loans...............         0.27                  0.31                  0.22                   0.23
Nonaccruing and accruing
 loans past due/total loans         0.43                  0.44                  0.36                   0.38
Net loans charged off/
 average loans.............         0.47                  0.25                  0.24                   0.25
--------------------------------------------------------------------------------------------------------------
Capital Ratios (%):
 Stockholders equity/assets         7.90                  8.04                  7.97                   7.77
 Average stockholders'
  equity/ average assets...         8.22                  8.31                  8.12                   7.58
Tangible common equity/
 tangible assets...........         6.84                  6.97                  6.87                   6.61
Risk-based capital ratios:
 Tier 1....................        10.35                 10.52                 10.12                  10.00
 Total Capital (Tier 1+2)..        13.96                 14.06                 12.22                  12.12
Leverage Ratio.............         7.12                  7.32                  7.20                   7.11
--------------------------------------------------------------------------------------------------------------
Other Data - End Of Period (not rounded):
Full-time equivalent
 employees.................        7,530                 7,758                 7,755                  7,656
Total domestic bank offices          272                   269                   267                    262
--------------------------------------------------------------------------------------------------------------
(continued)



Table 20: Quarterly  Financial Summary (in thousands, except per share data and ratios) (continued)

                                                                   1994
--------------------------------------------------------------------------------------------------------------
                                 4th Qtr                3rd Qtr                2nd Qtr              1st Qtr
--------------------------------------------------------------------------------------------------------------
Balance Sheet - Average:
Trading account securities.  $   570,726           $    669,955           $    712,980         $    563,039
Securities available for
 sale (C)..................    2,059,821              2,108,122              2,002,866            1,763,348
Securities held to
 maturity (C)..............      246,917                263,979                267,384              302,717
Loans, net of unearned
 income....................    7,928,754              7,489,686              6,993,753            6,547,493
Reserve for loan losses....     (135,325)              (134,492)              (134,270)            (135,122)
Deferred taxes on leases...     (153,585)              (147,368)              (141,901)            (138,007)
Total interest-earning
 assets, net of deferred
 taxes on leases...........   10,705,435             10,427,360              9,883,013            9,131,644
Intangible assets..........      169,375                169,246                117,508               12,104
Total assets...............   11,927,913             11,589,745             10,956,238           10,060,915
Noninterest-bearing
 deposits..................    1,684,321              1,641,041              1,616,036            1,522,496
Interest-bearing deposits..    6,255,221              6,175,251              6,038,334            5,859,165
Total deposits.............    7,939,542              7,816,292              7,654,370            7,381,661
Short-term borrowed funds..    2,310,480              2,388,601              1,955,541            1,360,105
Long-term debt.............      586,407                306,808                300,304              276,130
Total interest-bearing
 liabilities...............    9,152,108              8,870,660              8,294,179            7,495,400
Minority equity in
 subsidiaries..............          270                    265                    259                  266
Preferred stockholders'
 equity....................          650                    671                    683                  699
Common stockholders' equity      890,505                871,333                855,989              853,978
--------------------------------------------------------------------------------------------------------------
Selected Ratios:
Return on average assets...         1.16%                  1.26%                  1.29%                1.34%
Return on average equity...        15.57                  16.74                  16.49                15.74
Net interest margin, FTE...         4.37                   4.55                   4.79                 4.92
Net interest spread FTE....         3.75                   3.98                   4.23                 4.32
Operating expense ratio (B)        66.35                  65.15                  65.38                65.04
Productivity ratio (B).....         3.80                   3.88                   3.99                 4.01
Loans/deposits.............       101.49                  97.60                  92.33                88.87
Loans/assets...............        67.28                  66.74                  62.06                62.11
Reserve for loan losses EOP to:
 Total loans...............         1.64                   1.74                   1.82                 2.01
 Nonaccruing loans.........       560.81                 665.54                 539.27               483.35
 Nonaccruing and accruing
  loans past due 90 days...       373.18                 456.50                 392.71               352.40
Nonaccruing loans/
 total loans...............         0.29                   0.26                   0.34                 0.42
Nonaccruing and accruing
 loans past due/total loans         0.44                   0.38                   0.46                 0.57
Net loans charged off/
 average loans.............         0.17                   0.03                   0.14                 0.04
--------------------------------------------------------------------------------------------------------------
Capital Ratios (%):
 Stockholders equity/assets         7.32                   7.64                   7.32                 7.83
 Average stockholders'
  equity/ average assets...         7.47                   7.52                   7.82                 8.50
 Tangible common equity/
  tangible assets..........         6.03                   6.25                   6.03                 7.72
Risk-based capital ratios:
 Tier 1....................         9.84                   9.79                   9.92                11.51
 Total Capital (Tier 1+2)..        11.98                  11.96                  12.12                13.79
Leverage Ratio.............         6.88                   7.00                   6.78                 7.81
--------------------------------------------------------------------------------------------------------------
Other Data - End Of Period (not rounded):
Full-time equivalent
 employees.................        7,621                  7,499                  7,427                6,420
Total domestic bank offices          261                    259                    253                  249
--------------------------------------------------------------------------------------------------------------
(concluded)

EOP: End of Period.  EPCS: Earnings Per Common Share.  DPCS: Dividends Per Common Share.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in February 1996.
(B) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights". Per SFAS 122, prior periods have been reclassified where necessary.
(C) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115  supplemental guidance.


MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS.

February 22, 1996

To the Stockholders:

The management of First Security Corporation (FSCO) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

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

Management assessed FSCO's internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1995. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that FSCO maintained an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1995.

The audit committee of the board of directors is comprised entirely of outside directors who are independent of FSCO's management. The audit committee is responsible for recommending to the board of directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of FSCO in addition to reviewing FSCO's financial reports. The independent auditors and the internal auditors have full and free access to the audit committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the committee.

Management is also responsible for ensuring compliance with the Federal laws and regulations concerning loans to insiders and the Federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that FSCO has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1995.


[SIGNED]                                [SIGNED]

Morgan J. Evans                         Scott C. Ulbrich
President                               Executive Vice President,
and Chief Operating Officer             Finance and Capital Markets
                                        and Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets

As of December 31, 1995 and 1994 (in thousands)                                                        1995             1994
---------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks (Note 3)............................................................  $     818,664   $      678,353
Federal funds sold and securities purchased under resale agreements (Note 1)................        148,069           43,551
---------------------------------------------------------------------------------------------------------------------------------
Total Cash and Cash Equivalents.............................................................        966,733          721,904
---------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits in other banks....................................................         21,563            1,585
Trading account securities (Notes 1 and 4)..................................................        638,393          553,826
Securities available for sale, at fair value (cost $2,599,943 and $2,080,408, respectively)
  (Notes 1 and 4)...........................................................................      2,623,557        1,993,797
Securities held to  maturity, at cost (fair value $249,971) (Notes 1  and 4)................           ----          252,622
---------------------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income of $16,250 and $7,380, respectively) (Notes 1 and 5)..........      8,315,095        8,173,678
Reserve for loan losses (Notes 1 and 5).....................................................       (129,982)        (133,855)
---------------------------------------------------------------------------------------------------------------------------------
Total Loans, Net............................................................................      8,185,113        8,039,823
---------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net (Notes 1 and 6).................................................        209,138          188,418
Accrued income receivable...................................................................         82,143           85,655
Other real estate and other foreclosed assets (Note 1)......................................          4,134            3,352
Other assets................................................................................        155,014          141,801
Intangible assets (Notes 1, 5, and 15)......................................................        148,819          166,199
---------------------------------------------------------------------------------------------------------------------------------
Total Assets................................................................................  $  13,034,607   $   12,148,982
=================================================================================================================================

Liabilities:
Deposits (Note 7):
  Noninterest-bearing.......................................................................  $   1,884,931   $    1,719,388
  Interest-bearing..........................................................................      6,888,711        6,333,956
---------------------------------------------------------------------------------------------------------------------------------
Total Deposits..............................................................................      8,773,642        8,053,344
---------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements (Notes 1 and 4).................................      1,725,958        1,866,377
Federal funds purchased.....................................................................        211,498          294,210
U.S. Treasury demand notes..................................................................         33,897           33,552
Other short-term borrowings (Notes 8 and 10)................................................        227,336          151,000
Accrued income taxes (Notes 1 and 9)........................................................        131,510           81,710
Accrued interest payable....................................................................         48,737           27,709
Other liabilities...........................................................................        131,245           66,180
Long-term debt (Note 10)....................................................................        720,521          685,426
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities...........................................................................     12,004,344       11,259,508
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 4, 5, 6, and 11)

Stockholders' Equity (Notes 1, 12, 13, 14, 16 and 17):
Preferred stock: Series "A", $3.15 cumulative convertible...................................            571              629
---------------------------------------------------------------------------------------------------------------------------------
Common Stockholders' Equity:
  Common stock (75,740 and 74,936 shares issued, respectively)..............................         94,674           93,669
  Paid-in surplus...........................................................................        120,084          111,705
  Retained earnings.........................................................................        810,458          746,454
  Net unrealized gain (loss) on securities available for sale (net of taxes)
    (Notes 1, 4, and 9).....................................................................         14,547          (54,341)
---------------------------------------------------------------------------------------------------------------------------------
Subtotal....................................................................................      1,039,763          897,487
Common treasury stock, at cost (607 and 543 shares, respectively)...........................        (10,071)          (8,642)
---------------------------------------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity...........................................................      1,029,692          888,845
---------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity..................................................................      1,030,263          889,474
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity..................................................  $  13,034,607   $   12,148,982
==================================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements Of Income

For the years ended December 31, 1995, 1994, and  1993
(in thousands, except for per share amounts)                                           1995             1994             1993
---------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans (Note 1)...........................................  $   754,029      $   615,558      $   513,810
Federal funds sold and securities purchased under resale agreements...........        8,166            2,320            9,191
Interest-bearing deposits in other banks......................................          778               83              456
Trading account securities (Notes 4 and 11)...................................       29,096           33,945           20,811
Securities available for sale (Note 4)........................................      129,204          107,778             ----
Securities held to maturity (Note 4)..........................................       13,586           13,833          100,464
---------------------------------------------------------------------------------------------------------------------------------
Total Interest Income.........................................................      934,859          773,517          644,732
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits (Note 7).............................................................      300,146          205,725          192,992
Short-term borrowings (Note 10)...............................................      108,271           85,806           33,979
Long-term debt (Note 10)......................................................       51,451           23,884           13,823
---------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense........................................................      459,868          315,415          240,794
---------------------------------------------------------------------------------------------------------------------------------
Net interest income...........................................................      474,991          458,102          403,938
Provision for loan losses (Notes 1 and 5).....................................       21,082              825           11,684
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses...........................      453,909          457,277          392,254
---------------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Service charges on deposit accounts...........................................       68,114           62,211           55,865
Other service charges, collections, commissions, and fees.....................       36,208           27,544           24,654
Bankcard servicing fees and third-party processing fees.......................       24,774           30,234           33,083
Insurance commissions and fees................................................       13,655           12,631            9,953
Mortgage banking activities, net (Notes 1 and 5)..............................       76,306           32,895           23,679
Trust (fiduciary) commissions and fees........................................       20,894           20,706           18,980
Trading account securities gains (losses) (Notes 1, 4, and 11)................        6,390           (2,386)          (4,856)
Securities gains (losses) (Notes 1 and 4).....................................         (806)          (1,330)             730
Other.........................................................................       20,957           15,043            5,071
---------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income......................................................      266,492          197,548          167,159
---------------------------------------------------------------------------------------------------------------------------------
Total Income..................................................................      720,401          654,825          559,413
---------------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses:
Salaries and employee benefits (Note 13)......................................      261,410          222,895          175,696
Advertising...................................................................        8,719            9,039            9,187
Amortization of intangibles (Notes 1, 5, and 15)..............................        8,712            6,792            3,312
Bankcard interbank exchange...................................................       17,263           16,301           13,983
Furniture and equipment.......................................................       36,285           30,987           27,858
Insurance.....................................................................       15,793           23,454           19,697
Net occupancy (Note 6)........................................................       27,862           25,874           24,224
Other real estate expense and loss provision (recovery) (Note 1)..............       (2,514)          (6,543)           8,639
Stationery and supplies.......................................................       18,582           16,336           15,956
Telephone.....................................................................       13,278           11,834            8,610
Other.........................................................................       80,815           76,679           78,984
Restructuring charge (Note 2).................................................       44,000             ----             ----
---------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses....................................................      530,205          433,648          386,146
---------------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Provision............................................      190,196          221,177          173,267
Provision for income taxes (including tax effect of securities transactions
of $(698), $(497), and $274, respectively) (Notes 1 and 9)....................       70,191           81,043           59,211
---------------------------------------------------------------------------------------------------------------------------------
Net Income....................................................................      120,005          140,134          114,056
Dividend requirement of preferred stock (Note 1)..............................           35               39               43
---------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock.........................................  $   119,970      $   140,095      $   114,013
=================================================================================================================================
Earnings Per Common Share Assuming No Dilution (Notes 1 and 12)...............        $1.57            $1.87            $1.59
---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share Assuming Full Dilution (Notes 1 and 12).............        $1.57            $1.87            $1.58
=================================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements Of Stockholders' Equity

                                                                                                       Net Unrealized
                                                                                                           Gain (Loss)
                                                                                                        on Securities      Common
For the years ended                                                     Common     Paid-In                  Available    Treasury
December 31, 1993, 1994, and 1995                        Preferred       Stock     Surplus    Retained       for Sale       Stock
(in thousands, except for per share amounts)  Total          Stock    (Note 12)   (Note 12)   Earnings  (Net of Taxes)   (Note 12)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1993:
As previously reported...............   $   722,447    $       783 $    57,704 $    98,722 $   572,845           ---- $    (7,607)
3-for-2 stock split dated
 February 12, 1996 (Note 12).........                                   28,852     (28,852)
------------------------------------------------------------------------------------------------------------------------------------
As restated (Note 12)................       722,447            783      86,556      69,870     572,845           ----      (7,607)
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year..............       114,056                                            114,056
Sale of common stock through dividend
 reinvestment and common stock
 purchase plan (Note 12).............         1,815                        125       1,690
Sale of stock to employee benefit
 plans (Note  12)....................         7,306                        440       3,005                                  3,861
Common stock issued for acquisitions
 (Notes 12 and 15)...................        27,869                      4,227      14,370       9,358                        (86)
Cash dividends:
 Preferred stock - $3.15 per share...           (43)                                               (43)
 Common stock - $0.59 per share
 (Note 12)...........................       (38,595)                                           (38,595)
Conversion of preferred stock
 to common...........................            (1)           (80)         34          45
Purchase of treasury stock...........        (2,118)                                                                       (2,118)
Other................................         2,995                         93       3,077        (175)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993...........       835,731            703      91,475      92,057     657,446           ----      (5,950)
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year..............       140,134                                            140,134
Sale of common stock through dividend
 reinvestment and common stock
 purchase plan (Note 12).............         2,182                        144       2,038
Sales of stock to employee benefit
 plans (Note 12).....................         8,138                        439       2,521                                  5,178
Common stock issued for acquisitions
 (Notes 12 and 15)...................        26,428                      1,578      13,239                                 11,611
Cash dividends:
 Preferred stock - $3.15 per share...           (39)                                               (39)
 Common stock -- $0.69 per share
 (Note 12)...........................       (51,087)                                           (51,087)
Conversion of preferred stock
 to common...........................          ----            (74)         33          41
Purchase of treasury stock...........       (19,481)                                                                      (19,481)
Net unrealized loss on securities
 available for sale (net of taxes)
 (Notes 1, 4, and 9).................       (54,341)                                                   $      (54,341)
Other................................         1,809                                  1,809
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994...........       889,474            629      93,669     111,705     746,454        (54,341)     (8,642)
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year..............       120,005                                            120,005
Sale of common stock through dividend
 reinvestment and common stock
 purchase plan  (Note 12)............         2,671                        176       2,495
Sales of stock to employee benefit
 plans and employee stock purchase
 plan (Note 12)......................         8,294                        552       4,712                                 3,030
Common stock issued for acquisitions
 (Notes 12 and 15)...................           637                        252         385
Cash dividends:
 Preferred stock - $3.15 per share...           (35)                                               (35)
 Common stock - $0.75 per share
 (Note 12)...........................       (55,966)                                           (55,966)
Conversion of preferred stock
 to common...........................          ----            (58)         25          33
Purchase of treasury stock...........        (4,459)                                                                      (4,459)
Net unrealized gain on securities
 available for sale (net of taxes)
 (Notes 1, 4, and 9).................        68,888                                                            68,888
Other................................           754                                    754
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995...........   $ 1,030,263    $       571 $    94,674 $   120,084 $   810,458 $       14,547 $  (10,071)
====================================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements Of Cash Flows

For the years ended December 31, 1995, 1994, and 1993
(in thousands, except for number of shares)                                    1995             1994             1993
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income..........................................................    $   120,005      $   140,134      $   114,056
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Provision for loan losses........................................         21,082              825           11,684
   Provision for (recovery of) loss on other real estate............         (2,757)          (6,764)           7,448
   Provision for depreciation and amortization......................         35,026           38,132           26,281
   Provision for deferred income taxes..............................         17,681           27,010            7,116
   Net change in deferred loan origination fees and costs...........         (8,196)          (4,802)          (3,875)
   Net amortization of investment security discounts and premiums...           (304)           9,277            3,598
   Proceeds from sales of mortgage loans held for sale..............      3,460,687        2,117,121          976,999
   Origination of mortgage loans held for sale......................     (2,785,149)      (1,434,368)        (976,999)
   Investment securities (gains) losses.............................            806            1,330             (730)
   Net realized gains on sold loans.................................         (9,107)         (10,778)         (19,145)
   Decrease (increase) in trading account securities................        (84,567)          54,028         (218,893)
   Decrease (increase) in accrued income receivable.................          3,512          (31,329)           3,829
   Increase (decrease) in accrued interest payable..................         21,028            8,981             (601)
   Increase (decrease) in accrued income taxes......................         (9,153)           3,223           (7,596)
   Other operating activities.......................................         58,303          (51,130)         (22,265)
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities.................        838,897          860,890          (99,093)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale................        267,001          666,185             ----
Proceeds from sales of securities held to maturity..................           ----             ----            2,310
Redemption of matured securities available for sale.................        881,655          488,487             ----
Redemption of matured securities held to maturity...................         69,884           96,183        1,489,247
Purchases of securities available for sale..........................     (1,414,460)      (1,676,979)            ----
Purchases of securities held to maturity............................        (71,547)         (81,451)      (1,404,115)
Net (increase) decrease in interest-bearing deposits in other banks.        (19,753)          14,876           (6,425)
Net increase in loans and leases....................................     (1,050,304)      (2,029,122)        (739,484)
Proceeds from sales of auto loans...................................        250,068             ----             ----
Purchase of premises and equipment..................................        (44,773)         (55,527)         (15,662)
Proceeds from sales of other real estate............................         10,854           30,276            7,373
Payments to improve other real estate...............................         (1,138)          (2,055)          (2,213)
Net cash (paid for) received from acquisitions (Note 15)............            602          (89,549)          54,108
----------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities...............................     (1,121,911)      (2,638,676)        (614,861)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in deposits............................................        720,298          347,646          267,813
Net increase (decrease) in Federal funds purchased and securities
 sold under repurchase agreements and U.S. Treasury demand notes....       (223,131)         763,385          448,747
Proceeds from issuance of nonrecourse debt on leveraged leases......           ----           40,378           70,244
Payments on nonrecourse debt on leveraged leases....................        (31,025)         (30,802)         (29,350)
Proceeds from issuance of long-term debt and short-term borrowings..        238,806          624,925          140,190
Payments on long-term debt and short-term borrowings................       (127,610)        (240,586)          (1,403)
Proceeds from issuance of common stock and sales of treasury stock..         10,965           10,320            9,121
Purchases of treasury stock.........................................         (4,459)         (19,481)          (2,118)
Dividends paid......................................................        (56,001)         (51,126)         (38,638)
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities...........................        527,843        1,444,659          864,606
----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents (Note 1).......        244,829         (333,127)         150,652
Cash and Cash Equivalents, Beginning of Year........................        721,904        1,055,031          904,379
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year..............................    $   966,733      $   721,904      $ 1,055,031
======================================================================================================================
(continued)


CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements Of Cash Flows (Continued)

For the years ended December 31, 1995, 1994, and 1993
(in thousands, except for number of shares)                                                1995             1994             1993
----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest......................................................................    $   438,840      $   305,135      $   241,395
==================================================================================================================================
  Income taxes..................................................................    $    55,790      $    56,123      $    47,878
==================================================================================================================================
Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of 1,105, 1,419, and 1,523 shares of convertible preferred stock
 into 20,110, 25,822 and 27,724 shares of common stock, respectively (Note 12)..    $        58      $        74      $        80
==================================================================================================================================
Transfer of loans to other real estate..........................................    $     7,742      $     8,100      $    11,085
==================================================================================================================================
Securities transferred from held to maturity to available for sale (Note 1).....    $   251,630      $ 1,417,217              ---
==================================================================================================================================
Net change in unrealized gain (loss) on securities available for sale
 (net of taxes) included in stockholders' equity (Notes 1 and 9)................    $    68,888      $   (54,341)             ---
==================================================================================================================================
(concluded)

In 1995, FSCO acquired three small companies with total assets of approximately $2,727,000 and $1,372,000 in liabilities for
$482,000 in cash and 202,100 shares of FSCO's common stock (Notes 12 and 15).

In 1994, 1,983,091 shares of common stock were issued and $137,291,000 cash was paid for the acquisitions of Equality State Bank,
CrossLand Mortgage Acquisition Corp., Community First Bank, American BanCorporation, and Star Valley State Bank. FSCO acquired assets of approximately $584,103,000 and assumed liabilities of approximately $420,385,000 (Notes 12 and 15).

In 1993, 3,382,500 shares of common stock were issued for the acquisitions of Dixie State Bank, Benton County Bank, Nevada Community
Bank, State Bank of Green River, and Continental Bancorporation. FSCO acquired assets of approximately $404,062,000 and assumed liabilities of approximately $376,344,000 (Notes 12 and 15).

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

First Security Corporation (FSCO), a bank holding company, provides a full range of financial services to individual and corporate customers through its bank and nonbank subsidiaries and their branches in Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming. FSCO and its subsidiaries are subject to competition from other financial institutions and to the regulations of certain federal agencies and undergo periodic examinations by those agencies.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with general practice within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of mortgage servicing rights. In connection with the determination of the reserve for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

Consolidation: The consolidated financial statements include the accounts of FSCO and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. FSCO's results of operations of insignificant companies acquired using the pooling of interests method and the results of operations of companies which were acquired and subject to purchase accounting are included from the dates of acquisition. In accordance with the purchase method of accounting, the assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition, and the excess of cost over fair value of net assets acquired is amortized on the straight-line basis over five to 15 years.

Federal Funds Sold and Securities Purchased Under Resale Agreements: Federal funds sold are unsecured short-term investments entered into with other financial institutions. Securities purchased under resale agreements are short-term investments. FSCO's subsidiaries generally hold the securities as collateral during the term of the investment.

Trading, Available for Sale, and Held to Maturity Securities (See Note 4): On January 1, 1994, FSCO and its subsidiaries adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the classification of investment securities as either trading securities, securities available for sale, or securities held to maturity. Trading securities are carried at fair value with net unrealized gains or losses included in earnings during the period. Securities available for sale are carried at fair value with net unrealized gains or losses (net of taxes) excluded from income and reported as a separate component of stockholders' equity. Securities held to maturity are reported at amortized cost, based on management's positive intent and FSCO's and its subsidiaries' ability to hold such securities to maturity. Gains or losses are determined on the specific identification method. Upon adoption of SFAS No. 115, FSCO and its subsidiaries reclassified $1,417,217,000 of securities as available for sale to reflect FSCO's holding strategy under such statement. The adoption of SFAS No. 115 on January 1, 1994 resulted in an increase in the carrying value of securities of approximately $13,984,000, with corresponding increases in stockholders' equity and deferred income tax liabilities of approximately $8,887,000 and $5,097,000, respectively. As allowed for under Financial Accounting Series "Special Report - A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt Securities", FSCO elected to reclassify all investments from held to maturity to available for sale in December 1995.

Mortgage Banking Activities: FSCO originates mortgage loans for sale in the secondary market. Mortgage loans held for sale are carried at the lower of cost or estimated market value determined on a net aggregate basis. On July 1, 1995, FSCO adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. The adoption of SFAS No. 122 had no effect on net income. Mortgage servicing rights are capitalized and amortized in proportion to and over the period of estimated net servicing income from the related mortgage loans. FSCO's carrying values of mortgage servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing revenues. Impairment of mortgage servicing rights is recorded through a valuation allowance.

Lease Financing (See Note 5): Certain of FSCO's subsidiaries lease various types of equipment to customers under both leveraged and nonleveraged arrangements. For leveraged leases, a significant part of the cost of the equipment is financed by other institutional lenders who depend on the related lease and equipment as collateral for their loans, with no recourse to the subsidiaries. The investment in lease financing consists principally of rentals receivable and estimated residual values, less related unearned income. Unearned income is amortized into income so as to produce a constant periodic rate of return on the unrecovered investment. Investment tax credits on lease financing equipment are deferred and amortized to income over the investment recovery period.

Reserve for Loan Losses (See Note 5): The reserve for loan losses is established to absorb known and inherent losses primarily resulting from outstanding loans and leases, commitments to extend credit, standby letters of credit, and other guarantees. Reserves for loan losses on consumer, credit card, residential mortgage, leases, and other loans with similar characteristics are established on the respective loan portfolio based on historical loss experience considering current and anticipated economic conditions. Reserves for loan losses on commercial, commercial real estate, construction loans, and loan commitments are evaluated on both a specific loan basis and historical loss experience considering the credit quality, collateral, financial strength of the borrower and current economic conditions. Losses are charged and recoveries are credited directly to the reserve. The provision for loan losses charged to expense is an amount which, in management's judgment, is sufficient to maintain the balance in the reserve at an adequate level. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in FSCO's markets, differ substantially from the assumptions used by management.

On January 1, 1995, FSCO adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". A loan is considered impaired under SFAS No. 114 when, based on current information, it is probable that the lender will not be able to collect all the principal and interest due under the contractual terms of the loan. SFAS Nos. 114 and 118 require that an impaired loan be valued based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Cash receipts on impaired loans not performing are generally applied to reduce principal balances. The adoption of SFAS Nos. 114 and 118 did not have a material effect on the consolidated financial statements of FSCO.

Premises and Equipment (See Note 6): Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization included in noninterest expenses are computed using accelerated and straight-line methods over the estimated useful lives of the related assets.

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

Derivative Financial Instruments: FSCO enters into a variety of derivative financial instruments as part of its interest rate risk management and in its trading activities. Derivatives used in trading activities such as financial futures and options contracts are marked to market. Any changes in the market value are recognized in income at the time the changes occur. Interest rate swaps, caps, and corridors are used in FSCO's interest rate risk management activities and are classified as hedges or matched transactions. For matched transactions, net periodic settlement amounts are recognized in income currently. For those classified as hedges, the derivative is marked to market with the gains and losses deferred and amortized as a yield adjustment over the life of the underlying assets or liabilities. Premiums paid are deferred and amortized over the life of the agreement on a straight-line basis.

Income Taxes (See Note 9): FSCO utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

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

Earnings Per Common Share: Earnings per common share are based on the following weighted average number of shares outstanding as adjusted for the February 12, 1996 three-for-two stock split described in Note 12 (in thousands):

                               1995       1994       1993
---------------------------------------------------------
Assuming no dilution....     76,319     74,891     71,778
Assuming full dilution..     76,527     75,126     72,030
=========================================================

Earnings per common share assuming no dilution are based on the weighted average number of common shares outstanding, net income after deducting the dividend requirement on preferred stock, and the effect, if dilutive, of stock options outstanding using the treasury stock method.

Earnings per common share assuming full dilution are computed assuming all outstanding preferred stock (see Note 12) are converted into common shares on the basis of 18.225 shares of common for each share of preferred with the elimination of dividends on the preferred stock, except in those years where the effect of such conversion is antidilutive, and, the effect of stock options outstanding using the treasury stock method.

Reclassifications: Certain reclassifications to the 1994 and 1993 amounts have been made to conform to the 1995 classifications.

NOTE 2: RESTRUCTURING CHARGE

In December 1995, FSCO completed an intensive review of its operations and businesses and announced the results of a corporate-wide process redesign plan called Project VISION. The process redesign is expected to generate efficiencies and enhance profitability of business and administrative work processes of all operations of FSCO. As a result of this process redesign, FSCO recorded a $44.0 million pre-tax restructuring charge, $27.7 million after-tax, in December 1995.

Included in the restructuring charge were reduction in force costs of $20.5 million associated with the elimination of approximately 818 full-time equivalent employees from all levels throughout FSCO; costs of $11.5 million associated with owned and leased facilities that will be vacated and furniture, equipment and leasehold improvements that will be abandoned or sold as a result of business and process changes under Project VISION (these costs include the future lease payments of leased facilities that will be vacated, estimated losses from the sale of owned facilities that will be vacated, and estimated losses from the sale or abandonment of furniture, equipment, and leasehold improvements that will no longer be utilized in the business operations of FSCO and related costs of charter consolidation); pension and postretirement curtailment losses of $1.2 million that result from the elimination of 1,577 full-time equivalent employees (including planned attrition) thus resulting in a reduction in active plan participants in FSCO's pension and postretirement benefit plans; and outside service fees and other costs related to the redesign effort of $10.8 million.

The following table presents a summary of activity with respect to the restructuring reserve:

Provision charged against income.................   $ 44,000,000
Cash outlays.....................................     (3,824,000)
Noncash charges..................................     (4,958,000)
------------------------------------------------------------------
Balance at December 31, 1995                        $ 35,218,000
==================================================================

NOTE 3: CASH AND DUE FROM BANKS

The Federal Reserve requires FSCO's national banking subsidiaries to maintain certain average reserve balances with the Federal Reserve or through approved correspondent banks. For the years ended December 31, 1995 and 1994, the required average reserve balances were approximately $101,320,000 and $107,264,000, respectively.

NOTE 4: TRADING, AVAILABLE FOR SALE, AND HELD TO MATURITY SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

                                                                  Gross       Gross    Estimated
                                                  Amortized  Unrealized  Unrealized         Fair
                                                       Cost       Gains      Losses        Value
-------------------------------------------------------------------------------------------------
Available For Sale:
As of December 31, 1995:
Debt Securities issued by U.S. Treasury
 and other U.S. Government agencies and
 corporations..................                  $  595,484     $ 6,132    $   (201)  $  601,415
Debt securities issued by states
 and political subdivisions....                     193,143       4,090        (243)     196,990
Corporate debt securities......                      10,240         127         (43)      10,324
Mortgage-backed securities.....                   1,741,224      13,414      (7,679)   1,746,959
Equity securities..............                      59,852       8,093         (76)      67,869
-------------------------------------------------------------------------------------------------
Totals.........................                  $2,599,943     $31,856    $ (8,242)  $2,623,557
=================================================================================================
Available For Sale:
As of December 31, 1994:
Debt Securities issued by U.S. Treasury
 and other U.S. Government agencies and
 corporations..................                  $  793,508     $   485    $(14,357)  $  779,636
Corporate debt securities......                       3,498           3        (270)       3,231
Mortgage-backed securities.....                   1,230,042         320     (76,665)   1,153,697
Equity securities..............                      53,360       4,244        (371)      57,233
-------------------------------------------------------------------------------------------------
Totals.........................                  $2,080,408     $ 5,052    $(91,663)  $1,993,797
=================================================================================================
Held To Maturity:
As of December 31, 1994:
Debt Securities issued by U.S. Treasury
 and other U.S. Government agencies and
 corporations..................                  $       25        ----        ----   $       25
Debt securities issued by states
 and political subdivisions....                     175,305     $ 2,058    $ (1,844)     175,519
Corporate debt securities......                      10,645          28        (267)      10,406
Mortgage-backed securities.....                      66,647         446      (3,072)      64,021
-------------------------------------------------------------------------------------------------
Totals.........................                  $  252,622     $ 2,532    $ (5,183)  $  249,971
=================================================================================================

The fair value and amortized cost of securities transferred from held to maturity to available for sale in December 1995, as permitted by supplemental guidance issued in relation to SFAS 115 (see Note 1), were $251,630 and $247,378, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 1995 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available For Sale:                                 Amortized    Estimated
                                                         Cost   Fair Value
--------------------------------------------------------------------------
Due in one year or less...................        $   345,994 $   347,869
Due after one year through five years.....            370,881     376,522
Due after five years through ten years....             51,899      53,468
Due after ten years.......................             30,093      30,870
--------------------------------------------------------------------------
Totals....................................            798,867     808,729
Mortgage-backed securities................          1,741,224   1,746,959
Equity securities.........................             59,852      67,869
--------------------------------------------------------------------------
Totals....................................        $ 2,599,943 $ 2,623,557
==========================================================================

Proceeds, gross gains, and gross losses from sales of securities using the specific identification method were as follows (in thousands):

                               Available For Sale          Investment Securities
                           -------------------------       ---------------------
                           1995                 1994                    1993
--------------------------------------------------------------------------------
Proceeds............. $ 267,001            $ 666,185               $   2,310
================================================================================
Gross gains.......... $   2,658            $     625               $     731
Gross losses.........    (3,464)              (1,955)                     (1)
--------------------------------------------------------------------------------
Net Gains (Losses)... $    (806)           $  (1,330)              $     730
================================================================================

The change in net unrealized holding loss on trading securities that has been included in earnings for the years ended December 31, 1995 and 1994 totaled $366,672 and $175,238, respectively.

Interest earned on tax exempt securities was approximately $9,350,000, $9,466,000, and $10,501,000, respectively, for the years ended December 31, 1995, 1994, and 1993.

At December 31, 1995 and 1994, securities carried at $2,260,637,000 and $1,718,781,000, respectively, were pledged for various purposes. In addition, at December 31, 1995 and 1994, trading account securities totaling $380,420,000 and $551,391,000, respectively, were also pledged.

At December 31, 1995 and 1994, FSCO and its subsidiaries had available for sale securities and held to maturity securities sold under repurchase agreements totaling $1,658,981 and $1,346,436, respectively. The carrying value, approximate market value, related repurchase liability, and weighted average interest rate of the repurchase liabilities related to the securities sold under repurchase agreements (grouped by maturity of the repurchase agreement) are as follows (amounts in thousands):

                                                                      1995                                   1994
                                                     --------------------------------------   -------------------------------------
                                                               Collateralized By                        Collateralized By
                                                     --------------------------------------   -------------------------------------
                                                       U.S. Treasury      U.S. Government      U.S. Treasury      U.S. Government
Maturity:                                               Obligations      Agency Obligations     Obligations      Agency Obligations
-----------------------------------------------------------------------------------------------------------------------------------
Overnight:
 Carrying amount...................................    $        99,940    $          16,794    $      224,892      $       815,533
 Market value......................................             99,940               16,794           224,892              813,107
 Repurchase liability..............................             97,058               16,713           224,420              815,710
 Weighted average interest rate....................               5.87%                5.93%             5.41%                5.34%
2 to 30 days:
 Carrying amount...................................             39,158                                 80,483                3,619
 Market value......................................             39,158                                 80,483                3,619
 Repurchase liability..............................             39,113                                 80,675                3,609
 Weighted average interest rate....................               5.47%                                  5.94%                5.62%
31 to 90 days:
 Carrying amount...................................                603                                  1,029
 Market value......................................                603                                  1,029
 Repurchase liability..............................                600                                  1,023
 Weighted average interest rate....................               5.21%                                  5.42%
Demand:
 Carrying amount...................................            452,766            1,049,720           209,780               11,100
 Market value......................................            452,766            1,049,720           209,780               11,103
 Repurchase liability..............................            455,636            1,056,286           215,751               11,106
 Weighted average interest rate....................               5.83%                5.31%             6.13%                5.01%
===================================================================================================================================

NOTE 5: LOANS

Loans (net of unearned income) consisted of the following (in thousands):

As of December 31,                                                1995                 1994
--------------------------------------------------------------------------------------------
Commercial, financial, and agricultural............         $1,951,785           $1,835,792
Real estate:
 Commercial........................................            943,046              899,493
 Residential.......................................          1,909,791            1,919,558
 Construction......................................            470,173              323,370
Consumer...........................................          2,627,811            2,853,948
Leases.............................................            412,489              341,517
--------------------------------------------------------------------------------------------
Totals.............................................         $8,315,095           $8,173,678
=============================================================================================

Included in residential real estate loans are approximately $258,119,000 and $168,961,000 of mortgage loans held for sale as of December 31, 1995 and 1994, respectively.

At December 31, 1995 and 1994, loans carried at approximately $523,429,000 and $546,209,000, respectively, were pledged for various purposes.

Included in loans were loans to directors, executive officers, and to their associates as follows (in thousands):

                                                                   1995      1994
----------------------------------------------------------------------------------
Balance, January 1.......................................      $ 54,638   $ 7,182
Additions................................................        53,889    47,780
Repayments...............................................       (35,447)     (324)
----------------------------------------------------------------------------------
Balance, December 31.....................................      $ 73,080   $54,638
===================================================================================

None of the above loans to directors, executive officers, and to their associates as of December 31, 1995 and 1994 were nonaccruing, were past due, or had been restructured.

Concentrations of Credit Risk: Most of FSCO's lending activity is with customers located in the western United States. An economic downturn in the western United States would likely have a negative impact on the FSCO's results of operations depending on the severity of the downturn. FSCO maintains a diversified portfolio and does not have significant on- or off-balance-sheet concentrations of credit risk in any one industry.

Lease financing consisted of the following (in thousands):

As of December 31,                                             1995       1994
--------------------------------------------------------------------------------
Leveraged leases..............................             $183,815   $197,594
Non leveraged leases..........................              225,493    141,970
Assets held for sale or lease.................                3,181      1,953
--------------------------------------------------------------------------------
Totals........................................             $412,489   $341,517
================================================================================

Changes in the reserve for loan losses were as follows (in thousands):

                                                        1995       1994       1993
-----------------------------------------------------------------------------------
Balance, January 1...............................   $133,855   $134,848   $127,847
Provision charged to expense.....................     21,082        825     11,684
Reserves acquired through acquisitions (Note 14).                 5,274      7,182
Loans charged off, net of recoveries of
 $27,592, $30,700, and $28,602, respectively.....    (24,955)    (7,092)   (11,865)
-----------------------------------------------------------------------------------
Balance, December 31.............................   $129,982   $133,855   $134,848
===================================================================================

FSCO's investment in impaired loans at December 31, 1995, as defined in SFAS Nos. 114 and 118, totaled $5,300,000. The SFAS No. 114 allowance related to impaired loans is $1,300,000. During the year ended December 31, 1995, FSCO's average investment in impaired loans was $2,492,000 and no income was recorded on loans considered impaired.

In July 1995, FSCO securitized approximately $250,899,000 of auto loans and sold certificates to investors bearing interest rates of 6.25%. FSCO will continue to service the underlying auto loans for a fee through 2001.

Mortgage Banking Activities: At December 31, 1995 and 1994, FSCO's subsidiaries were servicing 111,954 and 102,600 mortgage loans, aggregating $9,584,279,000 and $8,850,711,000, respectively, of which $71,632,000 and $389,053,000 were subserviced as of December 31, 1995 and 1994, respectively. The amount of loan principal that was delinquent on serviced loans at December 31, 1995 and 1994 was approximately $217,350,000 and $217,810,000. Related trust funds were on deposit with FSCO's subsidiary banks.

As discussed in Note 15, in April 1994 FSCO acquired CrossLand Mortgage Acquisition Corp. in a purchase business combination. The acquisition created mortgage servicing rights of $63,850,000. In March 1995, FSCO sold mortgage servicing rights with a book value of approximately $12,000,000, resulting in a gain of approximately $7,500,000. FSCO purchased mortgage servicing rights of $1,800,000 in 1995 and, in accordance with the adoption of SFAS No. 122 (see
Note 1), recorded originated mortgage servicing rights of $17,200,000 in 1995. Approximately $9,316,000 and $8,663,000, respectively, of mortgage servicing rights were amortized during 1995 and 1994. The net unamortized balance of mortgage servicing rights as of December 31, 1995 and 1994 totaled $56,130,000 and $52,604,000, respectively.

During the year ended December 31, 1995, FSCO issued 139 GNMA loan pools with security proceeds of $340,000,000. Additionally, FSCO was servicing 538 GNMA loan pools with an outstanding security balance of $554,000,000 at December 31, 1995. During the year ended December 31, 1995, FSCO originated 7,392 FHA/VA insured/guaranteed mortgage loans with loan proceeds of $683,733,000. Additionally, FSCO was servicing 7,245 FHA/VA insured/guaranteed mortgage loans with an unpaid principal balance of $517,000,000 at December 31, 1995.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

As of December 31,                                1995        1994
--------------------------------------------------------------------
Land.......................................  $  31,658   $  30,554
Buildings and improvements.................    145,050     130,992
Equipment..................................    205,240     191,203
Leasehold improvements.....................     16,480      14,116
Construction in progress...................     25,013      13,348
--------------------------------------------------------------------
Totals.....................................    423,441     380,213
Accumulated depreciation and amortization..   (214,303)   (191,795)
--------------------------------------------------------------------
Net........................................  $ 209,138   $ 188,418
====================================================================

The executive offices of FSCO are located in an owned facility in Salt Lake City, Utah. In addition, other office buildings are owned in Salt Lake City, Utah, Boise, Idaho, and Albuquerque, New Mexico.

At December 31, 1995, a total of 168 bank offices are in owned buildings, with the remaining 104 bank offices located in facilities leased under operating leases with terms ranging from 1 to 31 years and renewal options ranging from 1 to 30 years. Offices of the nonbank subsidiaries are almost all located in owned quarters.

At December 31, 1995, future minimum lease payments by year related to operating leases for premises and equipment were as follows (in thousands):

1996.........................................    $14,890
1997.........................................     10,828
1998.........................................      6,508
1999.........................................      5,155
2000.........................................      4,425
Thereafter...................................     12,149
---------------------------------------------------------
Total........................................    $53,955
=========================================================

Total rent expense under all operating leases for 1995, 1994, and 1993 approximated $17,118,000, $15,254,000, and $11,836,000, respectively.

NOTE 7: DEPOSITS

Deposits consisted of the following (in thousands):

As of December 31,                                        1995        1994
----------------------------------------------------------------------------
Noninterest-bearing demand deposit accounts.......  $1,884,931  $1,719,388
Interest-bearing demand and savings accounts......   2,454,038   2,375,909
Money market accounts.............................   1,065,886   1,152,960
Time certificates of deposit less than $100,000...   2,699,866   2,251,706
Time certificates of deposit of $100,000 or more..     668,921     553,381
----------------------------------------------------------------------------
Totals............................................  $8,773,642  $8,053,344
============================================================================

NOTE 8: LINES OF CREDIT

FSCO had a $200,000,000 line of credit at December 31, 1995 which expires in 2000. The line was unsecured and bore interest generally at various calculated rates or at the prime rates of the lending institutions. There were no borrowings under the line of credit during 1995.

NOTE 9: INCOME TAXES

Accrued income taxes payable (receivable) consisted of the following (in thousands):


As of December 31,                                    1995       1994
----------------------------------------------------------------------------------
Current.........................................  $ (4,112)   $   688
Deferred........................................   135,622     81,022
----------------------------------------------------------------------------------
Totals..........................................  $131,510    $81,710
==================================================================================

The income tax provisions consisted of the following components (in thousands):

                                                      1995       1994       1993
----------------------------------------------------------------------------------
Current:
 Federal........................................  $ 47,056   $ 48,555   $ 46,525
 State..........................................     5,454      5,478      5,570
----------------------------------------------------------------------------------
Subtotals.......................................    52,510     54,033     52,095
----------------------------------------------------------------------------------
Deferred:
 Federal........................................    14,454     23,280      4,774
 State..........................................     3,227      3,730      2,342
----------------------------------------------------------------------------------
Subtotals.......................................    17,681     27,010      7,116
----------------------------------------------------------------------------------
Totals..........................................  $ 70,191   $ 81,043   $ 59,211
==================================================================================

The tax provisions were at effective rates as follows:

                                                      1995       1994       1993
----------------------------------------------------------------------------------
U.S. Federal income tax rate....................      35.0%      35.0%      35.0%
Change in rate resulting from:
 Tax-exempt state and municipal bond income.....      (1.9)      (1.8)      (2.2)
 Amortization of intangibles....................       1.4
 State income taxes, net of U.S. Federal
  income tax benefit............................       2.5        2.5        3.0
 Miscellaneous items............................      (0.1)        .9       (1.6)
----------------------------------------------------------------------------------
Effective Tax Rates.............................      36.9%      36.6%      34.2%
==================================================================================


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

As of December 31,                                              1995        1994
--------------------------------------------------------------------------------
Assets:
 Loan loss reserve.......................................  $  48,147   $  48,286
 Other real estate.......................................        972       1,832
 Other reserves..........................................      8,241         803
 Deferred income.........................................        637       5,607
 Nonaccrual interest.....................................        423         318
 Other postretirement benefits...........................        914         585
 Safe harbor leases......................................        320         450
 Fair value adjustments on securities available for sale.       ----      32,270
 Other...................................................      6,928         105
--------------------------------------------------------------------------------
Total Deferred Tax Assets................................     66,582      90,256
--------------------------------------------------------------------------------
Liabilities:
 Leasing operations......................................    163,662     157,032
 Depreciation............................................      5,653       5,972
 Core deposit intangibles................................      2,433       1,791
 Pension plan contributions..............................        640         118
 Originated mortgage servicing rights....................      6,266        ----
 Auto leases.............................................      4,151        ----
 FHLB stock dividends....................................      4,188       3,163
 Deferred loan fees......................................      4,654       2,357
 Fair value on securities available for sale.............      9,067        ----
 Other...................................................      1,490         845
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities...........................    202,204     171,278
--------------------------------------------------------------------------------
Net Deferred Tax Liability...............................  $ 135,622   $  81,022
================================================================================

NOTE 10: LONG-TERM DEBT

The details of long-term debt, including related short-term maturities, were as follows (in thousands):

As of December 31,                                              1995        1994
--------------------------------------------------------------------------------
Parent company:
 Floating rate notes due 1999............................  $   7,175   $   7,475
 Medium-term notes due 1996-2003.........................     50,000      50,000
 7.50% notes due 2002....................................     75,000      75,000
 7.00% notes due 2005....................................    125,000        ----
 Senior notes due 1999...................................     99,462     100,000
Subsidiaries:
 Bank....................................................    583,623     602,170
 Nonbank.................................................        689       1,775
--------------------------------------------------------------------------------
Totals...................................................    940,949     836,420
Less current maturities included in other short-term
 borrowings..............................................   (220,428)   (150,994)
--------------------------------------------------------------------------------
Long-Term Portion........................................  $ 720,521   $ 685,426
================================================================================

Floating Rate Notes Due 1999: The interest rate of these notes is the higher of 1.25% above the defined U.S. Treasury Bill rate or a rate as determined by FSCO. Interest rates during the three years ended December 31, 1995 have ranged from 4.2% to 6.7% and at December 31, 1995 was 6.75%. The notes are redeemable at the option of the holder at par on any March l or September l and are subject to redemption at any time by FSCO at par.

Medium Term Notes Due 1996-2003: Senior medium term notes of $50,000,000 are unsecured and bear interest at fixed rates ranging from 6.08% to 9.07% with a weighted average coupon of 7.28%. The notes mature from 1996 to 2003 with interest payable semi-annually at the stated rate on February 19 and August 19 of each year. Terms of the notes restrict, among other things, the ability of FSCO to reduce its ownership in any of its major constituent banks.

7.50% Notes Due 2002: Subordinated notes of $75,000,000 are unsecured, with interest payable semi-annually at the stated rate on February 15 and August 15
of each year.   The notes are payable at maturity in September 2002 and are not subject to prepayment.

7% Notes Due 2005: Subordinated notes of $125,000,000 are unsecured, with interest payable semi-annually at the stated rate on January 15 and July 15 of
each year.   The notes are payable at maturity in July 2005 and are not subject to prepayment.

Senior Notes Due 1999: During 1994, FSCO filed a $300,000,000 debt shelf registration statement and issued $100,000,000 of senior notes under the shelf registration statement with interest and principal payable semi-annually on April 15 and October 15 through 1999. The notes are unsecured and bear interest at a fixed rate of 7.875%.

Subsidiaries: Long-term debt of the subsidiaries consisted of approximately $283,998,000 of advances from the Federal Home Loan Bank which are collateralized primarily by mortgage loans, bear interest at rates generally ranging from 3.00% to 8.17%, and are payable principally through September 2015; $293,561,000 of bank notes with interest rates of 6.88% to 8.01%, which are payable principally through October 1997; and $6,064,000 of miscellaneous notes payable at various rates and maturities.

Scheduled maturities of long-term debt by year were as follows as of December 31, 1995 (in thousands):

                                              Parent
                                             Company  Consolidated
-------------------------------------------------------------------
1996......................................  $ 17,250      $220,428
1997......................................        --       274,500
1998......................................     4,000         4,700
1999......................................   111,637       112,362
2000......................................        --       101,173
Thereafter................................   223,750       227,786
-------------------------------------------------------------------
Totals....................................  $356,637      $940,949
===================================================================

NOTE 11: COMMITMENTS, CONTINGENT LIABILITIES, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 1995 and 1994, FSCO and its subsidiaries were involved in various claims and litigation occurring in the ordinary course of business. In the opinion of management or of management and its legal counsel, potential liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of FSCO and its subsidiaries.

FSCO and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, commitments to sell loans and leases, interest rate swaps, caps, corridors, futures contracts, and options contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Loan Commitments and Letters of Credit: At December 31, 1995 and 1994, such commitments include the following (in thousands):

                                                           1995            1994
--------------------------------------------------------------------------------
Standby letters of credit......................      $  215,481      $  202,694
Undisbursed construction loans.................         293,002         262,614
Credit card lines..............................         790,585         769,275
Other loan commitments to customers............       2,050,076       1,994,586
Commitments to sell mortgage loans and leases..         265,200         191,672
================================================================================

FSCO and its subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. FSCO and its subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. Market risk arises from changes in interest rates.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Derivative Trading Activities: FSCO uses financial futures and option contracts in its proprietary trading activities which includes trading for profit. The overall trading strategies of FSCO not only include futures and options but also include cash market securities. FSCO's futures and options had net gains (losses) of $(3,032,000) and $6,481,000 for the years ended December 31, 1995 and 1994, respectively. For the years ended December 31, 1995 and 1994, total income including gains and interest from FSCO's overall trading activities was $35,486,000 and $31,559,000, respectively. All trading activities including futures and options contracts are subject to FSCO's policies and loss limit controls. Market risk arises from changes in interest rates.

Financial futures contracts represent commitments to purchase (asset) or sell (liability) securities or money market instruments at a future date and at a specified price. Futures contracts are traded on organized exchanges (exchange traded) and are exchange guaranteed, therefore, minimizing FSCO's credit risk. The net change in the futures contract value is settled daily in cash with the exchanges. Net gains or losses resulting from FSCO's daily settlements are included with trading account securities gains (losses) in the consolidated statements of income.

Options contracts grant the buyer the right, but not the obligation, to purchase or sell at a specified price, a stated number of units of an underlying financial instrument, such as treasury securities, Eurodollars, and foreign currency, at a future date. Options contracts are exchange traded. The price of an option contract is equal to the premium paid by the purchaser and is significantly less than the contract or notional amount. Option contracts are marked to market monthly with net gains or losses recognized currently in trading account securities gains (losses) in the consolidated statements of income. Cash is exchanged with the counterparties on the option contracts' settlement date.

Financial futures contracts and option contracts as of December 31, 1995 and 1994 were as follows (in thousands):

                                          Contract                 Average               Assessed Dollar
                                            Amount  Fair Value  Fair Value         Net     Value of Risk
                                           At Year     At Year     for the       Gains    At Year End (3)
December 31, 1995                           End (1)     End (2)    Year (2)    (Losses)       (Unaudited)
---------------------------------------------------------------------------------------------------------
Assets (Long Position):
 Financial futures contracts..........  $6,234,000       $ 215        $ 12     $ 4,424               $60
 Foreign exchange options
 contracts (purchased put)............       1,222          30         102        (869)
---------------------------------------------------------------------------------------------------------
Total Assets..........................  $6,235,222       $ 245        $114     $ 3,555               $60
=========================================================================================================
Liabilities (Short Position):
 Financial futures contracts..........  $3,602,160       $ (66)       $(22)    $(8,001)              $62
 Options contracts (written call).....     825,000        (256)        179       1,416                 9
---------------------------------------------------------------------------------------------------------
Total Liabilities.....................  $4,427,160       $(322)       $157     $(6,585)              $71
=========================================================================================================

December 31, 1994
---------------------------------------------------------------------------------------------------------
Assets (Long Position):
 Financial futures contracts..........  $6,248,000       $  13        $ (7)    $(2,613)              $54
 Options contracts (purchased call)...     351,000         221         105         221                20
---------------------------------------------------------------------------------------------------------
Total Assets..........................  $6,599,000       $ 234        $ 98     $(2,392)              $74
=========================================================================================================
Liabilities (Short Position):
 Financial futures contracts..........  $4,922,000       $ (81)       $ 22     $ 7,896               $54
 Options contracts (written put:
 $3,335,000; written call: $351,000)..   3,686,000        (588)        150         977                 3
---------------------------------------------------------------------------------------------------------
Total Liabilities.....................  $8,608,000       $(669)       $172     $ 8,873               $57
=========================================================================================================

(1) Contract (notional) amounts of futures and options contracts do not represent amounts exchanged by the parties and, thus, are not a measure of FSCO's exposure through its use of futures and options contracts. The amounts exchanged are determined by reference to the notional amounts and the other terms of the futures and options contracts.

(2) The fair value of futures and options contracts generally reflects the estimated amounts that FSCO would receive or (pay) to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts.

(3) The assessed dollar value of risk at year end represents the estimated amount of change in fair value of futures and options contracts with a change in interest rates of one basis point. An increase in interest rates generally results in a loss in the long position and a gain in the short position. A decrease in interest rates generally results in a gain in the long position and a loss in the short position.

Interest Rate Risk Management Activities: FSCO uses off-balance-sheet derivative instruments to manage volatility of net interest income. Net interest income is generated from FSCO's investment of interest and noninterest bearing funding into loans, securities, and other assets. Interest rate swaps, caps, and corridors serve as tools in the management of interest rate risk.

The Asset/Liability Management Committees (ALCOs) within FSCO have established policies and procedures which govern the use of off-balance-sheet derivative instruments. Credit approval of counterparties, pre-approval of all transactions and regular monitoring of these positions by the ALCOs assure prudent use of these instruments to manage interest rate risk. FSCO does not act as a dealer in off-balance-sheet derivative transactions, but as an end-user. As such, the market risk arising from the use of derivatives comes primarily from uncertainty regarding FSCO's future balance sheet and yield/cost structures as economic conditions and customer preferences change. The structure of interest rates may respond in unexpected ways to economic news. These uncertainties require ongoing monitoring and adjustment of risk positions. Off-balance-sheet derivatives also carry credit exposure to counterparties. The notional amount in a particular contract is not at-risk from a credit standpoint, rather it is simply the negotiated amount upon which interest payments are based. Credit risk arises from the potential inability of a counterparty to meet the interest payment obligations on its transactions. FSCO settles in cash with its counterparties on a quarterly basis on dates specified in each contract.

The off-balance-sheet derivative instruments in place on December 31, 1995 and 1994 fall into five categories:

Receive Fixed Interest Rate Swaps are entered into to convert the repricing characteristics of floating rate assets to less volatile fixed rates. These structures allow FSCO to add a dual stream of cash flows in which the interest income received is at a fixed rate and the associated expense varies with the level of short-term interest rates. The floating side of the transaction is tied to the level of three-month LIBOR at the beginning or end of each settlement period.

Pay Fixed Interest Rate Swaps provide a mechanism to synthetically lengthen the repricing characteristics of liabilities to effect a more stable level of interest expense.

Interest Rate Corridors (LIBOR/LIBOR) are structured to provide a limited amount of protection against increases in short-term funding rates. FSCO purchased interest rate caps at 4.94%, and sold caps that exceeded the LIBOR forward rate curve (final LIBOR cap sold at 7.19%, average level over the term of 6.34%).

Prime/LIBOR Basis Transactions lock in the spread between prime-based assets and short-term funding costs, thereby stabilizing the net interest income realized on the assets. Two structures have been in place:

     Interest Rate Corridors (Prime/LIBOR) effectively locked in a fixed spread on prime-based assets. FSCO has purchased a cap on three-month LIBOR at 3.50%, and sold a cap on prime at 6.00%. Whenever both rates are above the cap strike levels, FSCO realizes a fixed spread of 250 basis points on the notional amount.

     In Prime/LIBOR Interest Rate Swaps, FSCO pays the prime rate less a fixed spread and receives three-month LIBOR up to 6.00% through June 1996. The behavior of this structure was expected to stabilize the spread between the yield on prime based assets and the cost of non-specific maturity transactional deposits.

Customer Transactions (principally pay fixed swaps) are negotiated to protect the spread on certain large-dollar loans to FSCO's customers. Any benefit or cost arising from these transactions is offset by a corresponding cost or benefit, respectively, in an on-balance-sheet loan. These transactions are negotiated on a fairly regular basis in the course of business.

All of the transactions described above have fixed maturity dates and absolute notional amounts.

The following table summarizes the terms and unrealized gains and losses of derivative products by category as of December 31, 1995. The fixed rate or fixed spread to a floating index has been specified for each group within the category, where applicable. Where three-month LIBOR is used as the index for one side of the swap, it may be expected to rise and fall as other short-term market rates rise and fall in response to economic and monetary conditions. The floating rate in effect on each contract depends on the level of LIBOR on the contract's last reset date. At December 31, 1995 and 1994, three-month LIBOR was 5.625% and 6.5%, respectively, and the prime rate was 8.5%.

Derivatives used for interest rate management activities as of December 31, 1995 and 1994 were as follows (in millions):

                                                                           Estimated Fair    Estimated Fair
                                                       Maturities as of   Market Value At   Market Value At
                                                      December 31, 1995       December 31,      December 31,
                                                   ----------------------
Type and Notional Amount                            1996         1997                1995              1994
------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps (Pay 3-month LIBOR):
  $300.0 (fixed 4.86%)............................  Feb/Mar                         $(0.4)           $(12.8)
  $100.0 (fixed 5.75%)............................  Apr/May                            --              (2.5)
  $300.0 (fixed 4.83%)............................               January             (2.4)            (20.7)
  $100.0 (fixed 4.06%) (Expired during 1995)......                                     --              (0.8)
Interest Rate Corridors (LIBOR/LIBOR):
  $300.0..........................................  August                            1.3               7.6
  (Unamortized premium paid)......................                                   (1.6)             (4.4)
Pay Prime Swaps (Receive 3-month LIBOR):
  $110.0 (prime less 2.57%).......................  June                             (0.1)             (2.8)
  $100.0 (prime less 2.62%) (Expired during 1995).                                     --              (0.7)
Customer Transaction Hedges:
  $97.4...........................................  Various maturities through 2004  (2.9)              3.8
Pay Fixed Swaps (Receive 3-month LIBOR):
  $100.0 (fixed 6.46%) (Expired during 1995)......                                     --              (0.1)
Interest Rate Corridors (Prime/LIBOR):
  $200.0 (Expired during 1995)....................                                     --              (0.1)
  (Unamortized premium paid)......................                                     --              (0.1)
------------------------------------------------------------------------------------------------------------
Total Positions ($1,207.4 and $1,719.1
 in 1995 and 1994, respectively).................                                   $(6.1)           $(33.6)
============================================================================================================

NOTE 12: PREFERRED AND COMMON STOCK

In January 1996, FSCO's board of directors approved a three-for-two stock split in the form of a dividend to stockholders of record on February 12, 1996. The effects of the stock split have been retroactively reflected in all common shares and per share amounts in the financial statements and notes as if the stock split had occurred at the beginning of 1993.

A summary of the changes in shares during the three years ended December 31, 1995 follows (in thousands):

                                                                                      Preferred Stock-
                                                                 Common Stock               Series "A"
                                                                Par Value $1.25       $3.15 Cumulative
                                                          --------------------------       Convertible
                                                          Issued    Held In Treasury            No Par
-------------------------------------------------------------------------------------------------------
Balance, January 1, 1993:
As previously reported...............................     46,163             521                15
3-for-2 stock split dated February 12, 1996..........     23,081            260
-------------------------------------------------------------------------------------------------------
As Restated..........................................     69,244            781                 15
-------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
 and stock purchase plan.............................         99
Purchase of treasury stock...........................                       114
Conversion of preferred stock to common..............         28                                (2)
Common stock issued for acquisitions (Note 15).......      3,383
Sale of stock to employee benefit plans..............        351           (370)
Other................................................         75
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1993...........................     73,180            525                 13
------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
 and stock purchase plan.............................        116
Purchase of treasury stock...........................                     1,024
Conversion of preferred stock to common..............         25                                (1)
Common stock issued for acquisitions (Note 15).......      1,263           (720)
Sale of stock to employee benefit plans..............        352           (286)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1994...........................     74,936            543                 12
-------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
 and stock purchase plan.............................        141
Purchase of treasury stock...........................                       253
Conversion of preferred
 stock to common.....................................         20                                (1)
Common stock issued for
 acquisitions (Note 15)..............................        202
Sale of stock to employee
 benefit plans.......................................        441           (189)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1995...........................     75,740            607                 11
=======================================================================================================
Shares Authorized,
 December 31, 1993, 1994 and 1995....................    150,000                                18
=======================================================================================================

The liquidating preference of Series "A", $3.15 cumulative convertible preferred stock is $52.50 a share. At the option of FSCO's board of directors, this stock is redeemable at $52.50 a share. Series "A" preferred stock is convertible at any time into 18.225 shares of common stock.

One or more additional series of preferred stock, with a combined maximum of 400,000 shares, may be issued with the terms thereof determinable by the board.

A dividend reinvestment and common stock purchase plan for 2,500,000 shares was established in 1978 to provide common shareholders a means of investing cash dividends together with optional cash payments. Through December 31, 1995, a total of 1,232,000 shares were issued pursuant to the plan.

Conversion of all preferred stock outstanding at December 31, 1995 would require 204,413 shares of common stock.

During 1989, FSCO's board of directors approved issuance of a stockholder right to all common stockholders which entitles each stockholder to buy one one-thousandth of a share of a new class of preferred stock at an exercise price of $29.63 in the event a group acquires or announces a tender offer which would result in ownership of 15% or more of FSCO's common stock by such group.

NOTE 13: EMPLOYEE BENEFIT PLANS

Retirement Plan: FSCO and its subsidiaries have a retirement plan (the Plan) which covers generally all employees with one year or more of service of at least 1,000 hours who are at least 21 years of age. The retirement benefits are based on years of service and the average of the employee's highest three consecutive years of base salary with 100% vesting at 5 years of service. FSCO's policy is to fund the actuarially computed retirement cost accrued. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1995 and 1994 (in thousands):

                                                                1995       1994
--------------------------------------------------------------------------------
Actuarially computed present value of benefit
 obligations - accumulated benefit obligation, including
 vested benefits of $73,279 and $65,041 at December 31,
 1995 and 1994, respectively............................   $  76,315   $ 66,204
================================================================================
Plan assets at fair value, primarily common stocks and
 U.S. Government debt securities........................   $  88,943   $ 66,834
Actuarially computed present value of benefit
 obligations - projected benefit obligation for service
 rendered to date.......................................    (100,406)   (84,568)
Unrecognized prior service cost.........................       9,794     10,940
Unrecognized net loss from past experience different
 from that assumed and effects of changes in
 assumptions............................................       7,638     13,409
Unrecognized net assets at January 1, 1986
 being recognized over 15 years.........................      (2,756)    (3,230)
--------------------------------------------------------------------------------
Prepaid Pension Cost Included In Other Assets...........   $   3,213   $  3,385
================================================================================

Assumptions used in determining the projected benefit obligations as of December 31, 1995 and 1994 were:

                                                                  1995     1994
--------------------------------------------------------------------------------
Discount rate...........................................          7.25%    8.75%
Rate of increase in compensation levels.................          6.00     6.00
--------------------------------------------------------------------------------

The net pension expense included the following components (in thousands):

                                                      1995       1994      1993
--------------------------------------------------------------------------------
Service cost for benefits earned during the
 period.........................................  $  5,004    $ 4,757   $ 4,290
Interest cost on projected benefit obligation...     7,352      6,814     5,986
Actual loss (return) on plan assets.............   (18,995)     1,585      (982)
Net amortization and deferral...................    13,111     (6,869)   (4,801)
--------------------------------------------------------------------------------
Net Pension Expense.............................  $  6,472    $ 6,287   $ 4,493
================================================================================

Assumptions used in determining the net pension expense were:

                                                    1995        1994       1993
--------------------------------------------------------------------------------
Discount rate...................................    8.75%       7.50%      8.00%
Rate of increase in compensation levels.........    6.00        6.00       6.00
Expected long-term rate of return on assets.....    9.75        9.75       9.75
================================================================================

401(k) Savings Plans: FSCO and its subsidiaries have several section 401(k) contributory savings plans (the Savings Plans) in which participation is limited to employees age 21 or older with one year of service. Under provisions of the Savings Plans, participants may contribute up to 17% of their pre-tax base salary subject to the "excess contribution" limitations imposed by the tax law. An additional amount, equal to 50% of the first 6% of the participants' compensation contributed, is contributed by the employer. Employer contributions to the Savings Plans were approximately $3,555,000, $3,116,000, and $2,461,000 in 1995, 1994, and 1993, respectively.

Comprehensive Management Incentive Plan: FSCO and its subsidiaries adopted a comprehensive management incentive plan (the Management Plan) which amends, supersedes, and incorporates FSCO's previous restricted stock bonus plan and its nonstatutory stock option and stock appreciation rights plan. The Management Plan provides for the issuance of up to a total of 9,656,250 shares of FSCO's common stock for all incentive awards under the Management Plan which may consist of restricted awards of common stock, nonstatutory stock options, stock appreciation rights, and incentive stock options. However, only 1,181,250 shares of FSCO's common stock may be issued for restricted awards and performance awards as defined by the Management Plan.

Nonstatutory stock options outstanding generally become exercisable in 25% annual increments on each January 15, beginning with the first January 15 following the grant date, and expire after 10 years. Certain nonstatutory stock options issued to management are exercisable at six months following the grant date and expire after 10 years.

A summary of these options follows:


1995                                    Shares           Price Range Per Share
--------------------------------------------------------------------------------
Granted..............................     15,000         $18.67
Canceled.............................     50,403          11.75  -  17.17
Exercised............................    183,514           5.93  -  17.17
Outstanding at December 31...........  3,707,694           5.93  -  20.33
Exercisable at December 31...........  2,516,292           5.93  -  20.33

1994
--------------------------------------------------------------------------------
Granted..............................    541,524         $16.50  -  20.33
Canceled.............................     82,603           5.93  -  17.17
Exercised............................    348,820           5.93  -  17.17
Outstanding at December 31...........  3,926,611           5.93  -  17.17
Exercisable at December 31...........  2,351,265           5.93  -  17.17

1993
--------------------------------------------------------------------------------
Granted..............................    603,264         $16.42
Canceled.............................       None
Exercised............................    542,646           5.93  -  17.17
Outstanding at December 31...........  3,816,510           5.93  -  17.17
Exercisable at December 31...........  2,401,453           5.93  -  17.17
================================================================================

Employee Stock Purchase Plan: During 1994, FSCO and its subsidiaries adopted an Employee Stock Purchase Plan which allows eligible employees to purchase FSCO's common stock at fair market value through payroll deductions without incurring brokers' fees or commissions. Under this plan, 243,000 shares of common stock were issued to employees in 1995 and no shares of stock were issued to employees in 1994 or 1993.

Non Employee Director Stock Option Plan: In 1995, FSCO adopted an incentive plan for the board of directors, which allows up to 750,000 options to be granted to the directors. During 1995, 81,000 options were granted to directors at an exercise price of $15.92 per share. One-third of the options vest each year and no options were exercisable at December 31, 1995.

Postretirement Benefits: FSCO provides certain health care, dental, and life benefits for substantially all of its retired employees. Effective January 1, 1993, FSCO adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires FSCO to accrue the estimated cost of retiree benefit payments during the years the employee provides services. FSCO previously expensed the cost of these benefits as claims were incurred.

SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. FSCO has elected to recognize this obligation of approximately $5,600,000 over a period of twenty years. FSCO's cash flows are not affected by SFAS No. 106.

The plan's accumulated postretirement benefit obligation and reconciliation to the balance sheets at December 31, 1995 and 1994 is presented below (in thousands):

                                                                  1995     1994
--------------------------------------------------------------------------------
Retirees.....................................................  $ 5,309  $ 4,293
Fully eligible plan participants.............................      602      489
Other active plan participants...............................    2,909    2,357
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation................    8,820    7,139
Unrecognized net transition obligation.......................   (4,840)  (5,119)
Unrecognized net loss........................................   (1,536)    (448)
--------------------------------------------------------------------------------
Accrued Postretirement Benefit Liability.....................  $ 2,444  $ 1,572
================================================================================

FSCO has not funded any part of the accumulated postretirement benefit obligation.

Net postretirement benefit cost for 1995 and 1994 consisted of the following components (in thousands):

                                                                  1995     1994
--------------------------------------------------------------------------------
Service cost - benefits earned during the year...............  $   273  $   250
Interest cost on accumulated postretirement benefit
 obligation..................................................      625      560
Amortization of transition obligation........................      260      350
--------------------------------------------------------------------------------
Totals.......................................................  $ 1,158  $ 1,160
================================================================================

The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Plan for 1996 is 10.0%; the rate is assumed to decrease each successive year until it reaches 5.5% in 2005, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $0.6 million and net postretirement benefit cost by $0.1 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.75% at December 31, 1995 and 1994, respectively.

Postemployment Benefits: As discussed in Note 2, during 1995 FSCO announced a restructuring and accrued $1,213,000 relating to severance benefits.

NOTE 14: RESTRICTIONS ON THE TRANSFER OF FUNDS

National and state banking and insurance regulations impose restrictions on the ability of FSCO's banking and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. At December 31, 1995 and 1994, FSCO's equity in all of its subsidiaries was $1,071,320,000 and $932,738,000, respectively, of which $831,161,000 and $611,928,000 were restricted and $240,159,000 and $320,810,000 were unrestricted by such regulations.

NOTE 15: MERGERS AND ACQUISITIONS

In 1995, FSCO acquired three small companies with total assets of approximately $2,727,000 and liabilities of $1,372,000 for $482,000 in cash and 202,100 shares of FSCO's common stock.

On May 20, 1994, FSCO issued approximately 1,263,099 shares of its common stock in exchange for all of the outstanding common stock of Community First Bank (CFB). The assets and liabilities of CFB at the date of merger were approximately $75,242,000 and $63,694,000, respectively. The acquisition was accounted for as a pooling of interests. However, because such amounts were not significant to FSCO and its subsidiaries, the results of operations of CFB have been included in the consolidated financial statements of FSCO from the date of merger forward and prior periods' consolidated financial statements have not been restated.

During 1994, FSCO acquired two branches of Equality State Bank (Evanston and Lyman, Wyoming), CrossLand Mortgage Acquisition Corp. (Salt Lake City, Utah), American BanCorporation (Boise, Idaho), and Star Valley State Bank (Afton, Wyoming) with total assets and liabilities of approximately $508,861,000 and $356,691,000, respectively, for approximately $152,170,000 of which approximately $137,291,000 was paid in cash and approximately $14,880,000 was paid through the issuance of 719,993 shares of FSCO's common stock held in treasury. The acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired institutions have been included in the 1994 consolidated financial statements from the dates of acquisition. The acquisitions created intangible assets for FSCO of approximately $63,850,000 in mortgage servicing rights and approximately $105,873,000 in goodwill (principally from the CrossLand Mortgage acquisition, see Note 4). Pro forma results of operations for 1995 and 1994 as if the companies had combined at the beginning of the periods are not presented because the effect was not material.

On November 19, 1993, FSCO issued approximately 11,019,000 shares of its common stock in exchange for all of the outstanding common stock of First National Financial Corporation and its subsidiary, First National Bank in Albuquerque (collectively FNFC), a 26-branch banking operation located in Albuquerque, New Mexico. At the date of merger, assets and liabilities of FNFC were approximately $1,242,880,000 and $1,155,094,000, respectively. Total interest income, net interest income, and net income of FNFC from January 1, 1993 to the date of merger were approximately $77,058,000, $50,066,000, and $3,851,000, respectively. The merger with FNFC was accounted for as a pooling of interests and, accordingly, during 1993 FSCO's consolidated financial statements for 1993 and 1992 were restated as if FSCO and FNFC had been combined for those years.

During 1993, FSCO also acquired Dixie State Bank (St. George, Utah), Benton County Bank (Corvallis, Oregon), Nevada Community Bank and Continental Bancorporation (Las Vegas, Nevada), and State Bank of Green River (Green River, Wyoming) in separate pooling of interests mergers by issuing a total of 3,382,500 shares of its common stock. The combined assets and liabilities of these entities at the time of the mergers totaled $404,062,000 and $376,344,000, respectively. Because such amounts were not significant to FSCO and its subsidiaries, the results of operations of these entities have been included in the consolidated financial statements of FSCO from the date of merger forward and prior periods' consolidated financial statements have not been restated.

During 1993, FSCO acquired assets of $18,996,000 and assumed liabilities of $18,579,000 of certain branch operations from various financial institutions for $417,000 in cash.

NOTE 16: RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS
No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages but does not require a fair value based method of accounting for an employee stock option or similar equity instrument. Fair value of the stock option or similar equity instrument is determined considering factors such as the exercise price, the expected life of the option or other equity instrument, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. A company may elect to adopt the measurement provisions of SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt the measurement provisions of SFAS No. 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The impact of SFAS No. 123 on FSCO is not expected to be material in relation to the consolidated financial statements.

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The impact of SFAS No. 121 on FSCO and its subsidiaries is not expected to be material in relation to the consolidated financial statements.

NOTE 17: CAPITAL REQUIREMENTS

Bank holding companies are currently subject to certain risk-based capital calculation guidelines. The guidelines require an institution to maintain "Tier 1" capital, intended to be composed of tangible equity, at a minimum of 4.0% of total assets as adjusted for risk characteristics. Tangible equity is generally defined as the total of common and preferred equity reduced by goodwill, deposit-based intangibles, and loan servicing rights, subject to some limitations. Risk-adjusted assets reflect the sum of all asset categories and types, each weighted from 0% to 100% depending upon relative credit risk, plus off-balance-sheet commitments and obligations, also weighted from 0% to 100% to reflect relative credit risk.

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

At December 31, 1995, FSCO and its subsidiaries' risk-adjusted "Tier 1" capital ratio was 10.35%, the total risk-adjusted "Tier 1 plus Tier 2" ratio was 13.86%, and the leverage ratio was 7.12%. At December 31, 1994, the "Tier 1" ratio was 9.84%, the "Tier 1 plus Tier 2" ratio was 11.98%, and the leverage ratio was 6.88%.

NOTE 18: ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and short-term investments, the carrying amount is considered a reasonable estimate of fair value. For securities, the quoted market price is used to estimate fair value. Trading account securities are marked to market, therefore the carrying amount is considered a reasonable estimate of fair value. The carrying amount of deposits with no stated maturity, such as demand deposits, money markets accounts, and savings accounts, is considered a reasonable estimate of fair value. The carrying amounts of securities sold under repurchase agreements and short-term borrowings are considered a reasonable estimate of fair value. The fair value of the remainder of on-balance-sheet instruments, such as loans, certificates of deposit, and short-term borrowings, is estimated by using a discounted cash flow approach. FSCO employs a modeling tool which discounts estimated future cash flows through the projected maturity using market discount rates that approximately reflect the credit risk, operating cost, and interest rate risk potentially inherent in the instrument.

The estimated fair value of FSCO's financial futures and options used in trading activities is obtained from market quotes. The estimated fair value of interest rate swaps, caps, and corridors are obtained from market quotes representing the estimated amount FSCO would receive or pay to terminate the contracts or agreements, taking into account current interest rates. The estimated fair value of commitments to extend credit and letters of credit are estimated using the maximum fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the present creditworthiness of the counterparties, and the difference between current levels of interest rates and the committed rates.

Fair value estimates are made as of a specific point in time. Because no market exists for a significant portion of FSCO's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, interest rate levels and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates.

A summary of the carrying amounts and estimated fair values for FSCO was as follows (in thousands):

As of December 31,                                       1995                      1994
------------------------------------------------------------------------------------------------
                                                 Carrying    Estimated     Carrying    Estimated
                                                   Amount   Fair Value       Amount   Fair Value
------------------------------------------------------------------------------------------------
Financial Assets:
Cash and short-term investments.............  $   988,296  $   988,296  $   723,489  $   723,489
Trading account securities..................      638,393      638,393      553,826      553,826
Securities available for sale...............    2,623,557    2,623,557    1,993,797    1,993,797
Securities held to maturity.................         None         None      252,622      249,971
Net loans (excluding leases)................    7,778,688    7,806,637    7,705,415    7,644,006
------------------------------------------------------------------------------------------------
Total Financial Assets......................  $12,028,934  $12,056,883  $11,229,149  $11,165,089
================================================================================================
Financial Liabilities:
Total deposits, excluding certificates......  $ 5,404,855  $ 5,404,855  $ 5,248,257  $ 5,248,257
Certificates of deposit.....................    3,368,787    3,375,645    2,805,087    2,784,367
Short-term borrowings.......................      472,731      472,731      478,762      478,762
Securities sold under repurchase agreements.    1,725,958    1,725,958    1,866,377    1,866,377
Long-term debt..............................      720,521      714,315      685,426      541,185
------------------------------------------------------------------------------------------------
Total Financial Liabilities.................  $11,692,852  $11,693,504  $11,083,909  $10,918,948
================================================================================================
Off-Balance Sheet Financial Instruments:
Financial futures and options (trading):
 Gains......................................  $       245  $       245  $       234  $       234
 Losses.....................................         (322)        (322)        (669)        (669)
Interest rate swaps, caps, and corridors -
 interest rate risk  management.............        1,656       (6,128)       4,494      (33,602)
Letters of credit and other commitments
 to extend credit...........................                   (13,478)                  (13,209)
-------------------------------------------------------------------------------------------------
Total Off-Balance-Sheet
 Financial Instruments......................  $     1,579  $   (19,683) $     4,059  $   (47,246)
=================================================================================================

NOTE 19: CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY


Condensed Balance Sheets:
December 31, 1995 and 1994 (in thousands)                    1995          1994
--------------------------------------------------------------------------------
Assets:
Cash on deposit and repurchase agreement with
 subsidiary bank...................................   $    24,291   $    32,103
Commercial loans receivable from subsidiaries:
   Banks...........................................       161,540       128,700
   Nonbanks........................................       136,211        37,139
Investments in subsidiaries:
   Banks...........................................     1,010,721       869,651
   Nonbanks........................................        60,599        63,087
Other assets.......................................         2,894         2,246
--------------------------------------------------------------------------------
Total Assets.......................................   $ 1,396,256   $ 1,132,926
================================================================================
Liabilities:
Accrued interest, accounts payable to
 subsidiary, and dividends payable.................   $     9,356   $     5,302
Short-term borrowings..............................        17,250         5,675
Long-term debt.....................................       339,387       232,475
--------------------------------------------------------------------------------
Total Liabilities..................................       365,993       243,452
--------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock
 Series "A", $3.15 cumulative convertible..........           571           629
--------------------------------------------------------------------------------
Common Stockholders' Equity:
 Common stock
 (75,740 and 74,936 shares issued, respectively)...        94,674        93,669
 Paid-in surplus...................................       120,084       111,705
 Retained earnings.................................       810,458       746,454
 Net unrealized gain (loss) on securities available
  for sale of subsidiaries (net of taxes)..........        14,547       (54,341)
--------------------------------------------------------------------------------
Subtotal...........................................     1,039,763       897,487
Common treasury stock, at cost
 (607 and 543 shares, respectively)................       (10,071)       (8,642)
--------------------------------------------------------------------------------
Total Common Stockholders' Equity..................     1,029,692       888,845
--------------------------------------------------------------------------------
Total Stockholders' Equity.........................     1,030,263       889,474
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity.........   $ 1,396,256   $ 1,132,926
================================================================================



Condensed Statements Of Income:
For the years ended December 31, 1995, 1994, and 1993
(in thousands)                                 1995          1994          1993
--------------------------------------------------------------------------------
Income:
Cash dividends from subsidiaries:
   Banks............................... $    48,433   $    39,139   $    53,655
   Nonbanks............................       5,675         7,675
Interest (principally from
 subsidiaries).........................      22,234        12,286         9,132
--------------------------------------------------------------------------------
Total income...........................      76,342        59,100        62,787
Interest expense.......................      22,234        12,286         9,132
--------------------------------------------------------------------------------
Income before equity in undistributed
 earnings of subsidiaries..............      54,108        46,814        53,655
Equity in undistributed
 earnings of subsidiaries:
   Banks...............................      72,743        87,390        59,898
   Nonbanks............................      (6,846)        5,930           503
--------------------------------------------------------------------------------
Net Income............................. $   120,005   $   140,134   $   114,056
================================================================================



Condensed Statements Of Cash Flows:
For the years ended December 31, 1995, 1994, and 1993
(in thousands, except for number of shares)                1995          1994          1993
----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income........................................  $   120,005   $   140,134   $   114,056
Adjustments to reconcile net income to
 net cash provided by operating activities........      (62,490)      (91,503)      (59,036)
----------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities.........       57,515        48,631        55,020
----------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Loans and capital contributions made to
 subsidiaries.....................................     (340,630)     (157,781)     (147,846)
Principal collected on loans to subsidiaries......      208,717       160,859       152,111
Cash investments in subsidiaries..................       (2,401)     (124,335)       (6,405)
----------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities.............     (134,314)     (121,257)       (2,140)
----------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Proceeds from short-term borrowings...............                     10,000
Proceeds from long-term debt......................      125,000       128,750
Payments on long-term debt and short-term
 borrowings.......................................       (6,518)      (14,760)       (3,820)
Proceeds from issuance of common stock
 and sales of treasury stock......................       10,965        10,320         9,121
Purchase of treasury stock........................       (4,459)      (19,481)       (2,118)
Dividends paid....................................      (56,001)      (51,126)      (38,638)
----------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing
 Activities.......................................       68,987        63,703       (35,455)
----------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash And Cash
 Equivalents......................................       (7,812)       (8,923)       17,425
Cash And Cash Equivalents, Beginning Of Year......       32,103        41,026        23,601
----------------------------------------------------------------------------------------------
Cash And Cash Equivalents, End Of Year............  $    24,291   $    32,103   $    41,026
==============================================================================================
Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
 Interest.........................................  $    18,067   $    10,765   $     9,033
==============================================================================================
 Income taxes.....................................  $        25   $      (144)  $      (366)
==============================================================================================


Supplemental Schedule of Non Cash Investing and Financing Activities:

In 1995, FSCO issued 202,100 shares of common stock for the acquisition of two small insurance agencies merged into FS Insurance, Inc.

In 1994, 1,983,092 shares of common stock were issued and $137,291,000 cash was paid for the acquisitions of Equality State Bank, CrossLand Mortgage Acquisition Corp., Community First Bank, American BanCorporation, and Star Valley State Bank. FSCO acquired assets of approximately $584,103,000 and assumed liabilities of approximately $420,385,000 (Note 15).

In 1993, 3,382,500 shares of common stock were issued for the acquisitions of Dixie State Bank, Benton County Bank, Nevada Community Bank, State Bank of Green River, and Continental BanCorporation. FSCO acquired assets of approximately $404,062,000 and assumed liabilities of approximately $376,344,000 (Note 15).

First Security Corporation and Subsidiaries

Independent Auditors' Report

To the Board of Directors and Stockholders of First Security Corporation:

We have audited the accompanying consolidated balance sheets of First
Security Corporation and subsidiaries (FSCO) as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of FSCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Security Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1994 FSCO changed its method of accounting for investment securities to conform with Statement of Financial Accounting Standards No. 115. On July 1, 1995, FSCO changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122.

[SIGNED]

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 22, 1996

CORPORATE INFORMATION

Corporate Offices
   79 South Main Street
   Salt Lake City, Utah 84111

Annual Stockholders' Meeting
   Monday, April 22, 1996, 3 p.m.
   Empire Room, Joseph Smith Memorial Building
   15 East South Temple
   Salt Lake City, Utah 84111

Independent Accountants
   Deloitte & Touche LLP
   50 South Main Street
   Salt Lake City, Utah 84144

General Legal Counsel
   Ray, Quinney & Nebeker
   400 Deseret Building
   Salt Lake City, Utah 84111

Form 10-K
   Stockholders can obtain a copy of any exhibits filed with the Corporation's report on Form l0-K upon written request to:
      Financial Division
      First Security Corporation
      P.O. Box 30006
      Salt Lake City, Utah 84130-0006

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

                                                             Moody's
                                      Thomson   Standard   Investors
Ratings                             BankWatch    & Poors     Service
----------------------------------------------------------------------
Overall..........................           B         --          --
Senior Debt......................          --        BBB+         A3
Subordinated Debt................          --        BBB        Baal
----------------------------------------------------------------------

First Security Corporation's shares are traded in the NASDAQ National Market
   System under the NASDAQ symbol: FSCO.

NASDAQ Market Makers:
    Alex, Brown & Sons, Inc.
    Bear, Stearns & Co., Inc.
    C.S. First Boston Corporation
    Dain, Bosworth, Inc.
    Dean Witter Reynolds, Inc.
    Edward D. Jones & Co.
    Fox-Pitt, Kelton, Inc.
    Herzog, Heine, Geduld, Inc.
    Keefe, Bruyette & Woods, Inc.
    Kidder Peabody & Co., Inc.
    Lehman Brothers, Inc.
    Merrill Lynch, Pierce, Fenner & Smith
    Montgomery Securities, Inc.
    Morgan Stanley & Co., Inc.
    J. P. Morgan Securities, Inc.
    Pacific Crest Securities
    Piper, Jaffray & Hopwood, Inc.
    Prudential Securities
    M.A. Schapiro & Co., Inc.
    Salomon Brothers, Inc.
    Sherwood Securities Corporation
    Smith Barney Inc.
    Stearn, Agee & Leach, Inc.
    Troster Singer Corporation

The Transfer Agent and Registrar for First Security Corporation is:
    Stock Transfer Services
    Trust Group
    First Security Bank of Utah, N.A.
    P. O. Box 30007
    Salt Lake City, Utah 84130-0007

Financial Information
   Analysts, investors and others seeking financial information about the Corporation should contact:
      Scott C. Ulbrich     (80l) 246-5706
         Executive Vice President and Chief Financial Officer
      Leslie R. Nelson     (801) 246-5266
          Vice President & Manager Corporate Communications

General Information
   News media representatives and others seeking general information should contact:
       Kenny Thomas, APR   (801) 246-5535
          Assistant Vice President and Manager Communications & Public Relations

SIGNATURES

FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION
By
[SIGNED]                                                  March 12, 1996
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President, Finance and Capital Markets and Chief Financial Officer
(Principal Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
By
[SIGNED]                                                  March 12, 1996
_______________________________________________________   ______________
Spencer F. Eccles                                         (Date)
Chairman and Chief Executive Officer
By
[SIGNED]                                                  March 12, 1996
_______________________________________________________   ______________
Morgan J. Evans                                           (Date)
President and Chief Operating Officer

SIGNATURES
FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

[SIGNED]                                                  March 19, 1996
_______________________________________________________   ______________
James C. Beardall                                         Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
Rodney H. Brady                                           Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
James E. Bruce                                            Date
Director

[SIGNED]                                                  March 19, 1996
_______________________________________________________   ______________
Thomas D. Dee, II                                         Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
Dr. David P. Gardner                                      Date
Director

[SIGNED]                                                  March 12, 1996
_______________________________________________________   ______________
Robert H. Garff                                           Date
Director

[SIGNED]                                                  March 14, 1996
_______________________________________________________   ______________
U. Edwin Garrison                                         Date
Director

[SIGNED]                                                  March 12, 1996
_______________________________________________________   ______________
David B. Haight                                           Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
Jay Dee Harris                                            Date
Director

[SIGNED]                                                  March 19, 1996
_______________________________________________________   ______________
Robert T. Heiner                                          Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
Karen H. Huntsman                                         Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
G. Frank Joklik                                           Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
B. Z. Kastler                                             Date
Director

[SIGNED]                                                  March 17, 1996
_______________________________________________________   ______________
Joseph G. Maloof                                          Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
Scott S. Parker                                           Date
Director

[SIGNED]                                                  March 12, 1996
_______________________________________________________   ______________
Dr. Arthur K. Smith                                       Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
James L. Sorenson                                         Date
Director

[SIGNED]                                                  March 13, 1996
_______________________________________________________   ______________
Harold J. Steele                                          Date
Director