Form 10-Q
period 1996-03-31
FIRST SECURITY CORP /UT/
filed 1996-05-15
CIK 312367

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  March 31, 1996
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

                           Yes [X]       No

As of April 30, 1996, outstanding shares of Common Stock, par value $1.25, were 75,401,991 (net of 581,525 treasury shares).


FIRST SECURITY CORPORATION
INDEX

Part I. Financial Information
   Item 1. Financial Statements:
      Consolidated Income Statements
         Three Months Ended
         March 31, 1996 and 1995
      Consolidated Balance Sheets
         March 31, 1996, December 31, 1995, and March 31, 1995
      Condensed Consolidated Statements of Cash Flows
         Year-To-Date Three Months Ended
         March 31, 1996 and 1995
      Notes to Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Management's Discussion and Analysis of Financial Condition and
         Results of Operations
      Supplemental Tables:
         Financial Highlights, Risk-Based Capital Ratios
         Rate / Volume Analysis
         Loans

Part II. Other Information
   Item 1. Legal Proceedings
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data; unaudited)
                                                              Three Months
For the Periods Ended March 31, 1996 and 1995                1996      1995      $Chg    %Chg
- - ------------------------------------------------------- --------- --------- --------- -------
Interest Income:
Interest & fees on loans ...............................  185,672   178,462     7,210     4.0
Federal funds sold & securities purchased ..............    1,833       938       895    95.4
Interest-bearing deposits in other banks ...............      197        18       179   994.4
Trading account securities .............................    4,538     8,135    (3,597)  (44.2)
Securities available for sale ..........................   40,872    29,261    11,611    39.7
Securities held to maturity ............................        0     3,736    (3,736) (100.0)
- - ------------------------------------------------------- --------- --------- --------- -------
  Total Interest Income                                   233,112   220,550    12,562     5.7
- - ------------------------------------------------------- --------- --------- --------- -------
Interest Expense:
Deposits ...............................................   77,484    65,988    11,496    17.4
Short-term borrowings ..................................   24,349    33,378    (9,029)  (27.1)
Long-term debt .........................................   11,503    12,122      (619)   (5.1)
- - ------------------------------------------------------- --------- --------- --------- -------
  Total Interest Expense                                  113,336   111,488     1,848     1.7
- - ------------------------------------------------------- --------- --------- --------- -------
  Net Interest Income                                     119,776   109,062    10,714     9.8
Provision for loan losses ..............................    8,738     2,848     5,890   206.8
- - ------------------------------------------------------- --------- --------- --------- -------
  Net Interest Income After Provision For Loan Losses     111,038   106,214     4,824     4.5
- - ------------------------------------------------------- --------- --------- --------- -------
Noninterest Income:
Service charges on deposit accounts ....................   17,439    16,367     1,072     6.5
Other service charges, collections, commissions, & fees    10,730     7,417     3,313    44.7
Bankcard servicing fees & third-party processing fees ..    6,497     5,982       515     8.6
Insurance commissions & fees ...........................    3,484     3,695      (211)   (5.7)
Mortgage banking activities, net (A) ...................   18,904    17,220     1,684     9.8
Trust (fiduciary) commissions & fees ...................    5,179     5,030       149     3.0
Trading account securities gains (losses) ..............      812     5,673    (4,861)  (85.7)
Securities gains (losses) ..............................        0       903      (903) (100.0)
Other ..................................................    3,516     5,772    (2,256)  (39.1)
- - ------------------------------------------------------- --------- --------- --------- -------
  Total Noninterest Income                                 66,561    68,059    (1,498)   (2.2)
- - ------------------------------------------------------- --------- --------- --------- -------
  Total Income                                            177,599   174,273     3,326     1.9
- - ------------------------------------------------------- --------- --------- --------- -------
Noninterest Expenses:
Salaries & employee benefits ...........................   68,029    62,188     5,841     9.4
Advertising ............................................    1,500     2,077      (577)  (27.8)
Amortization of intangibles (A) ........................    1,961     2,238      (277)  (12.4)
Bankcard interbank interchange .........................    4,417     4,471       (54)   (1.2)
Furniture & equipment ..................................    8,699     9,223      (524)   (5.7)
Insurance ..............................................    1,764     5,988    (4,224)  (70.5)
Occupancy, net .........................................    7,347     7,029       318     4.5
Other real estate expense & loss provision (recovery) ..     (235)     (499)      264    52.9
Stationery & supplies ..................................    4,741     4,070       671    16.5
Telephone ..............................................    3,142     3,100        42     1.4
Other ..................................................   19,487    18,033     1,454     8.1
- - ------------------------------------------------------- --------- --------- --------- -------
  Total Noninterest Expenses                              120,852   117,918     2,934     2.5
- - ------------------------------------------------------- --------- --------- --------- -------
  Income Before Provision For Income Taxes                 56,747    56,355       392     0.7
- - ------------------------------------------------------- --------- --------- --------- -------
Provision For Income Taxes:
Operating earnings .....................................   20,457    20,420        37     0.2
Securities gains (losses) ..............................        0       335      (335) (100.0)
- - ------------------------------------------------------- --------- --------- --------- -------
  Total Provision For Income Taxes                         20,457    20,755      (298)   (1.4)
- - ------------------------------------------------------- --------- --------- --------- -------

  NET INCOME                                               36,290    35,600       690     1.9
======================================================= ========= ========= ========= =======

Preferred stock dividend requirement ...................        8         9        (1)  (11.1)
- - ------------------------------------------------------- --------- --------- --------- -------
  Net Income Applicable To Common Stock                    36,282    35,591       691     1.9
======================================================= ========= ========= ========= =======
Common stock dividend ..................................   15,974    13,981     1,993    14.3
======================================================= ========= ========= ========= =======
EARNINGS PER COMMON SHARE:
Earnings per common share: primary .....................     0.47      0.47      0.00     0.0
Earnings per common share: fully diluted ...............     0.47      0.47      0.00     0.0
Common shares outstanding: primary [Avg] ...............   77,164    75,849     1,315     1.7
Common shares outstanding: fully diluted [Avg] .........   77,360    76,064     1,296     1.7
======================================================= ========= ========= ========= =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred Stock ($3.15 annual rate) ....................     0.79      0.79
Common stock ...........................................     0.21      0.19      0.02    10.5
======================================================= ========= ========= ========= =======

Notes:
See "Notes to Consolidated Financial Statements".
(A) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights".  Per SFAS 122, prior periods have been reclassified where necessary.

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)
                                                                                Mar. 31     Dec. 31     Mar. 31     Mar/Mar Mar/Mar
                                                                                   1996        1995        1995       $ Chg   % Chg
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks ......................................................    714,026     818,664     605,218     108,808    18.0
Federal funds sold & securities purchased under resale agreements ..........    113,838     148,069     209,114     (95,276)  (45.6)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Cash & Cash Equivalents                                                 827,864     966,733     814,332      13,532     1.7
Interest-bearing deposits in other banks ...................................     31,365      21,563       1,486      29,879  2010.7
Trading account securities .................................................    272,443     638,393     437,415    (164,972)  (37.7)
Securities available for sale, at fair value (A) ...........................  2,693,820   2,623,557   2,044,257     649,563    31.8
  (Amortized Cost: $2,697,866; $2,599,943; $2,080,996; respectively)
Securities held to maturity, at cost (A) ...................................          0           0     243,915    (243,915) (100.0)
  (Fair value: $0; $0; $244,619 respectively)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income ..............................................  8,375,060   8,315,095   8,183,306     191,754     2.3
  (Unearned income: $32,416; $16,250; $6,018; respectively)
Reserve for loan losses ....................................................   (130,653)   (129,982)   (131,603)        950    (0.7)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Loans, Net                                                            8,244,407   8,185,113   8,051,703     192,704     2.4
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net ..................................................    212,741     209,138     194,112      18,629     9.6
Accrued income receivable ..................................................     82,172      82,143      77,908       4,264     5.5
Other real estate & other foreclosed assets ................................      5,209       4,134       2,334       2,875   123.2
Other assets ...............................................................    226,007     155,014     172,020      53,987    31.4
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill ...................................................................     93,297      94,660     105,554     (12,257)  (11.6)
Mortgage servicing rights ..................................................     60,075      52,604      41,401      18,674    45.1
Other intangible assets ....................................................      2,372       1,555       2,873        (501)  (17.4)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Intangible Assets ..................................................    155,744     148,819     149,828       5,916     3.9
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL ASSETS                                                               12,751,772  13,034,607  12,189,310     562,462     4.6
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing ..............................................  1,787,827   1,884,931   1,655,669     132,158     8.0
Deposits: interest-bearing .................................................  7,069,406   6,888,711   6,617,045     452,361     6.8
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Deposits                                                              8,857,233   8,773,642   8,272,714     584,519     7.1
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements ......  1,503,899   1,937,456   1,906,256    (402,357)  (21.1)
U.S. Treasury demand notes .................................................     31,686      33,897      20,632      11,054    53.6
Other short-term borrowings ................................................    276,633     227,336     150,036     126,597    84.4
Accrued income taxes .......................................................    141,315     131,510     120,832      20,483    17.0
Accrued interest payable ...................................................     38,148      48,737      34,330       3,818    11.1
Other liabilities ..........................................................    190,303     130,936      53,779     136,524   253.9
Long-term debt .............................................................    675,460     720,521     683,785      (8,325)   (1.2)
Minority equity in subsidiaries ............................................        315         309         285          30    10.5
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES                                                          11,714,992  12,004,344  11,242,649     472,343     4.2
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible ...................        563         571         610         (47)   (7.7)
  (Shares issued: 11; 11; 12; respectively)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock:  par value $1.25 .............................................     94,959      94,674      94,275         684     0.7
  (Shares issued: 75,967; 75,740; 75,420; respectively)
Paid-in surplus ............................................................    122,911     120,084     115,906       7,005     6.0
Retained earnings ..........................................................    830,766     810,458     768,064      62,702     8.2
Net unrealized gain (loss) on securities available for sale (net of taxes) .     (2,681)     14,547     (23,158)     20,477   (88.4)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Subtotal                                                                    1,045,955   1,039,763     955,087      90,868     9.5
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost .............................................     (9,738)    (10,071)     (9,036)       (702)    7.8
  (Shares: 579; 607; 559; respectively)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Common Stockholders' Equity                                           1,036,217   1,029,692     946,051      90,166     9.5
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL STOCKHOLDERS' EQUITY                                                  1,036,780   1,030,263     946,661      90,119     9.5
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   12,751,772  13,034,607  12,189,310     562,462     4.6
=========================================================================== =========== =========== =========== =========== =======

Notes:
See "Notes to Consolidated Financial Statements".
(A) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

For the Three Months Ended March 31, 1996 and 1995                                          1996           1995
- - --------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                                   480,857        303,335
- - --------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of matured securities available for sale ..............................       241,974        312,707
Redemption of matured securities held to maturity ................................             0          8,703
Purchases of securities available for sale .......................................      (339,645)      (311,969)
Purchases of securities held to maturity .........................................             0           (943)
Net (increase) decrease in interest-bearing deposits in other banks ..............        (9,802)           324
Net (increase) decrease in loans .................................................      (127,920)      (138,038)
Purchases of premises and equipment ..............................................        (7,268)        (8,895)
Proceeds from sales of other real estate .........................................         1,736          2,636
Payments to improve other real estate ............................................          (714)          (134)
Net cash (paid for) received from acquisitions ...................................           (41)           354
- - --------------------------------------------------------------------------------- -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (241,680)      (135,255)
- - --------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..............................................        83,590        219,370
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes ....................      (435,768)      (267,252)
Payments on nonrecourse debt on leveraged leases .................................       (17,601)       (15,080)
Proceeds from issuance of long-term debt and short-term borrowings ...............        58,381             37
Payments on long-term debt and short-term borrowings .............................       (54,144)        (2,856)
Proceeds from issuance of common stock and sales of treasury stock ...............         4,019          7,020
Purchases of treasury stock ......................................................          (541)        (2,901)
Dividends paid ...................................................................       (15,982)       (13,990)
- - --------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (378,046)       (75,652)
- - --------------------------------------------------------------------------------- -------------- --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (138,869)        92,428
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           966,733        721,904
- - --------------------------------------------------------------------------------- -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 827,864        814,332
================================================================================= ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- - --------------------------------------------------------------------------------- -------------- --------------
CASH PAID (RECEIVED) FOR:
  Interest .......................................................................       123,925        104,867
  Income taxes ...................................................................          (222)            43
================================================================================= ============== ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred shares to common shares:
    Preferred shares converted (not rounded) .....................................           140            352
    Common shares issued (not rounded) ...........................................         1,773          4,272
    Conversion value .............................................................             7             18
Transfer of loans to other real estate............................................         1,782            935
Net unrealized gain (loss) on securities available for sale
  (included in stockholders' equity) .............................................       (17,228)        31,183
Pooling-of-interests acquisitions:
  Assets acquired ................................................................             0          1,447
  Liabilities assumed ............................................................             0          1,173
  FSCO shares issued (not rounded) ...............................................             0             99
================================================================================= ============== ==============

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements of First Security Corporation ("FSCO") contain all adjustments (consisting of normal recurring accruals) necessary to present fairly: FSCO's results of operations for the three months in the periods ended March 31, 1996 and 1995; FSCO's financial position as of March 31, 1996, December 31, 1995, and March 31, 1995; and cash flows for the year-to-date three months in the periods ended March 31, 1996 and 1995.

2. The results of operations for the three months periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. FSCO's financial statements include restatements and reclassifications of prior periods as follows:
   * Restatement of common stock data where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in February 1996;
   * Reclassification of noninterest income and noninterest expenses to reflect the July 1, 1995, adoption of SFAS 122, "Accounting for Mortgage Servicing Rights";

4. In December 1995, FSCO moved all securities classified as "Held to Maturity" to "Available for Sale" pursuant to SFAS 115 supplemental guidance. Prior periods were not reclassified.

5. In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock-Based Compensation" which became effective for FSCO beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. FSCO will continue to apply APB Opinion 25 in its financial statements and will disclose in a footnote to its 1996 Annual Report on Form 10-K the proforma effect on net income and earnings per share, as if FSCO had applied the new standard.

                                    # # #

PART 1. FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition ("MDA")

ANALYSIS OF RESULTS OF OPERATIONS

   First Security Corporation ("FSCO") earned net income of $36.3 million for the first quarter of 1996, up $690 thousand or 1.9% from $35.6 million earned in the first quarter of 1995 (see: Financial Statements "Consolidated Income Statements"; and Supplemental Tables "Financial Highlights"). This net income for the quarter generated a 1.17% ROAA and a 13.97% ROAE, compared with a 1.19% ROAA and 15.71% ROAE for the year-ago quarter. Fully-diluted earnings per share for the quarter were $0.47, unchanged from the year-ago quarter.
   FSCO recently announced Project VISION, a comprehensive corporate redesign which includes a major restructuring of FSCO to better meet customers' needs, and to increase efficiency, performance, and shareholder value. To date, FSCO is encouraged by the progress it has made in implementing Project VISION and by the results achieved. However, FSCO's quarter-to-quarter comparative performance has been impacted by the increase of mortgage demand in the first quarter of 1996 and by one-time events in the first quarter of 1995.

Net Interest Income
   Net interest income on a fully-taxable equivalent ("FTE") basis was $122.1 million for the first quarter of 1996, up $11.0 million or 9.9% from the year-ago quarter (see: Supplemental Tables "Financial Highlights" and "Rate / Volume Analysis"). This increase was due to higher yields and volume growth for interest-earning assets for the first quarter of 1996.
   The net interest margin was 4.37% for the first quarter of 1996, up from a low of 4.06% in the first quarter of 1995. This increase was due to growth in loans and all other interest-earning assets except trading account securities, and was funded by increased interest-bearing deposits and debt. FSCO expects that its quarterly net interest margin will fluctuate throughout 1996, ranging in a band from approximately 4.25% to 4.50%.

Provision for Loan Losses
   The provision for loan losses was $8.7 million for the first quarter of 1996, up $5.9 million or 206.8% for the year-ago quarter (see: MDA "Interest-Earning Assets and Asset Quality - Provision For Loan Losses"; and Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses").

Noninterest Income
   Noninterest income was $66.6 million for the first quarter of 1996, down $1.5 million or 2.2% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). This decrease was due to a $4.9 million decline in trading account securities gains that were a function of market activities. The decrease was partially offset by increases in other noninterest income categories that were the result of FSCO's emphasis on increasing and diversifying its sources of noninterest income, plus the positive impact of its overall mortgage banking activities.
   For the first quarter of 1996, FSCO's CrossLand Mortgage subsidiary increased its loan production by 109.5% over the year-ago quarter. The mortgage banking activities income generated by this growth more than offset a $1.5 million secondary marketing loss during the first quarter of 1996 due to an upward spike in interest rates in March.
   During the first quarter of 1995, CrossLand Mortgage took advantage of an exceptionally strong loan servicing market and sold loan servicing rights in a bulk sale, generating a $7.50 million pre-tax gain. After adjusting for this gain, noninterest income for the first quarter of 1996 increased by $6.0 million or 9.9% over the adjusted noninterest income for the first quarter of 1995.

Noninterest Expenses
   Noninterest expenses were $120.9 million for the first quarter of 1996, up $2.9 million or 2.5% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). This increase was due primarily to higher salaries and benefits expenses resulting from both increased loan production plus miscellaneous personnel costs. The increase was partially offset by decreases in advertising, amortization, bankcard, furniture and equipment, and FDIC insurance expenses.
   The operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 64.05% for the first quarter of 1996, improved from 65.82% for the first quarter of 1995.
   The full improvement of the operating expense ratio has been masked by FSCO's Project VISION restructuring charge, and by CrossLand Mortgage's increase in loan production and related costs. During the fourth quarter of 1995, FSCO announced the expected results of Project VISION and took an associated one-time restructuring charge of $44.0 million. During the first quarter of 1996, CrossLand Mortgage sharply increased its loan production and resulting loan production expenses as compared to the first quarter of 1995.
   Adjusted noninterest expenses, excluding CrossLand Mortgage's operations in all quarters and the restructuring charge in the fourth quarter of 1995, were $102.9 million for the first quarter of 1996, down $4.0 million or 3.7% from the year-ago quarter and down $5.1 million or 4.7% from the fourth quarter of 1995.

ANALYSIS OF FINANCIAL CONDITION

   As of March 31, 1996, FSCO continued to increase its interest-earning assets, maintain strong asset quality and liquidity, and strengthen its well-capitalized position, as compared with March 31, 1995 and December 31, 1995.
   FSCO's assets totaled $12.8 billion at March 31, 1996, up $562 million or 4.6% from March 31, 1995, but down $283 million or 2.2% from December 31, 1995. Total interest-earning assets were $11.5 billion at quarter end, up $367 million or 3.3% from one year ago, but down $260 million or 2.2% from the year end (see: MDA "Interest-Earning Assets and Asset Quality"). Intangible assets were $155.7 million at March 31, 1996, up $5.9 million or 3.9% from March 31, 1995, and up $6.9 million or 4.7% from December 31, 1995, due to increased originated mortgage servicing rights from higher loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.
   FSCO's liabilities totaled $11.7 billion at March 31, 1996, up $472 million or 4.2% from March 31, 1995, but down $289 million or 2.4% from December 31, 1995. Total interest-bearing liabilities were $9.6 billion at quarter end, up $179 million or 1.9% from one year ago, but down $251 million or 2.6% from the year end (see: MDA "Liquidity").
   Stockholders' equity in FSCO was $1.0 billion at March 31, 1996, up $90.1 million or 9.5% from March 31, 1995, and up $6.5 million or 0.6% from December 31, 1995 (see: MDA "Stockholders' Equity and Capital Adequacy").
   FSCO's financial condition is discussed in greater detail in the following MDA sections: "Interest-Earning Assets and Asset Quality"; "Asset / Liability Management"; and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS and ASSET QUALITY

Securities
   FSCO manages its securities available for sale and securities held to maturity portfolios within policies which are designed to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and/or repurchase agreement activities. FSCO's investment strategy remains flexible and carefully reviewed by management, shifting periodically in response to changing conditions. The average life of the securities portfolios is relatively short, providing a constant cash flow from maturing assets. With the exception of U.S. Government and U.S. Government-sponsored agencies, FSCO had no concentrations of securities from any single issuer that constituted 10% or more of stockholders' equity at March 31, 1996.
   In December, 1995, FSCO took advantage of a one-time opportunity provided by SFAS 115 supplemental guidance to reposition its securities portfolios by transferring all of its held to maturity securities to the available for sale portfolio. This repositioning provides FSCO the flexibility to manage its entire securities portfolio consistently with balance sheet needs and market opportunities.
   FSCO's securities available for sale were $2.7 billion at March 31, 1996, up $650 million or 31.8% from March 31, 1995, and up $70 million or 2.7% from December 31, 1995 (see: Financial Statements "Consolidated Balance Sheets").

Loans
   FSCO's borrowers reside primarily in the states where FSCO has its banking offices and in markets contiguous to those states. FSCO's lending is generally concentrated in small- and medium-sized businesses and consumers. There is substantial economic diversification across the six-state region, which along with the customer mix, provides excellent natural diversification for FSCO's various loan portfolios. FSCO has a high quality loan portfolio and has policies and procedures in place designed to maintain this high quality. These policies and procedures include underwriting standards for new credits and continuous monitoring and reporting of loan quality, coupled with continuous analysis to determine the adequacy of the reserve for loan losses.
   FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, totaled a record $8.4 billion at March 31, 1996, up $192 million or 2.3% from March 31, 1995, and up $60 million or 0.7% from December 31, 1995 (see: Supplemental Tables "Loans Outstanding" and "Financial Highlights").
The increase from one year ago was due to increases in real estate loans, leases, and commercial loans. The ratio of loans to assets was 65.68% at quarter end, compared with 67.14% one year ago and 63.79% at year end.
   The components of FSCO's loan portfolio at March 31, 1996, compared with March 31, 1995, and December 31, 1995, respectively, included:
   * Commercial loans were $1.9 billion, up $79 million or 4.3% from one year ago, and essentially unchanged from year end. The growth from one year ago was due primarily to an ongoing broad-based business expansion in FSCO's market areas with increases in loans to customers of all sizes.
   * Real estate secured loans were $3.4 billion, up $216 million or 6.8% from one year ago, and up $55 million or 1.6% from year end. This growth was due to increases in 1-4 family residential home equity and construction loans, and commercial term and construction loans. For balance sheet management purposes, FSCO does not retain all newly-originated fixed-rate mortgage loans but sells a portion to secondary markets.
   * Consumer loans were $2.6 billion, down $243 million or 8.6% from one year ago, and down $42 million or 1.6% from year end. The decrease from one year ago was due to the July 31, 1995 securitization and sale of $251 million of direct and indirect auto loans, while the decrease from year end was due to seasonal factors. FSCO remains the leading consumer lender in its primary market area.

Problem Assets and Potential Problem Assets
   Strong asset quality continues to be a primary objective for FSCO. FSCO's interest-earning asset quality remained good at March 31, 1996 when compared to industry standards. However, it has been FSCO's experience that economic cycles and loan-specific events cause fluctuations in problem assets, sometimes with little or no warning.
   Problem assets were $44.1 million at March 31, 1996, up $11.1 million or 33.5% from March 31, 1995, and up $4.1 million or 10.2% from December 31, 1995 (see: Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). This increase was primarily due to several commercial loans. The ratio of total problem assets to total loans and ORE was 0.53% at quarter end, indicating the continuing high quality of FSCO's interest-earning assets, up from 0.40% one year ago and 0.48% at year end.
   The components of FSCO's problem assets at March 31, 1996, compared with March 31, 1995, and December 31, 1995, respectively, included:
   * Nonaccruing loans were $25.4 million, up $6.2 million or 32.3% from one year ago, and up $3.0 million or 13.2% from year end. These increases were primarily due to a large agricultural credit in the third quarter of 1995 (no losses are expected as it is well-secured), and two commercial loans in the first quarter of 1996. The ratio of nonaccruing loans to total loans was 0.30%, up from 0.23% one year ago and 0.27% at year end.
   * ORE and other foreclosed assets were $5.2 million, up $2.9 million or 123.2% from one year ago, and up $1.1 million or 26.0% from year end. These increases consisted primarily of 1-4 family residential properties. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $13.5 million, up $2.0 million or 17.2% from one year ago, primarily from consumer loans, but essentially unchanged from year end.
   Potential problem loans identified by FSCO were $7.6 million at March 31, 1996, down $12.3 million or 61.9% from March 31, 1995, and down $4.7 million or 38.3% from December 31, 1995. These decreases were primarily due to transfers of potential problem loans to nonaccruing loans. Potential problem loans consisted primarily of small commercial loans, agricultural loans, and 1-4 family residential term loans.

Reserve for Loan Losses
   It is FSCO's philosophy to maintain a conservative balance sheet, including its reserve for loan losses. FSCO carefully considers actual and potential fluctuations in problem assets in the analysis and establishment of its reserve for loan losses. The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks and regulatory and accounting guidelines. The reserve for loan losses was discussed in greater detail in FSCO's 1995 Form 10-K Annual Report: "Interest-Earning Assets and Asset Quality - Reserve for Loan Losses".
   The reserve for loan losses was $130.7 million at March 31, 1996, down $1.0 million or 0.7% from March 31, 1995, but up $671 thousand or 0.5% from December 31, 1995 (see: Supplemental Tables "Financial Highlights - Reconciliation of the Reserve for Loan Losses"). This essentially unchanged reserve position reflected FSCO's continued good asset quality. Based on its analysis of reserve adequacy, FSCO's management considered the reserve for loan losses at March 31, 1996 to be adequate to cover potential losses in the foreseeable future.
   The "coverage" ratio of the reserve to nonaccruing loans was 514.18% at March 31, 1996, down from 685.25% at March 31, 1995, and down from 579.06% at December 31, 1995, while the ratio of the reserve to total loans was 1.56% at quarter end, down from 1.61% one year ago but unchanged from year end (see:
Supplemental Tables "Financial Highlights - Selected Ratios").
   If the continuous analysis of reserve adequacy indicates that replenishment of, or additions to, the reserve for loan losses is appropriate, the existing reserve is adjusted by means of the provision for loan losses.

Provision for Loan Losses
   The provision for loan losses was $8.7 million for the first quarter of 1996, up $5.9 million or 206.8% for the year-ago quarter (see: Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). This increase was due to lower commercial loan recoveries.
However, commercial loan recoveries continue to exceed losses.
   Although FSCO's consumer and credit card losses were higher, mirroring national trends in delinquencies and losses, they continued to be in line with industry standards. FSCO raised its underwriting standards during 1995 to return its delinquency and loss patterns to more historical FSCO levels. Recoveries on commercial and real estate term loans have had a major impact on FSCO's overall net loans charged off in the last few years, but FSCO does not expect that these levels of recoveries will continue.
   For the periods under consideration, FSCO kept the provision for loan losses approximately equivalent to net chargeoffs, allowing the reserve to remain essentially unchanged. Net loans charged off against reserves were $8.1 million for the first quarter of 1996, up $3.0 million or 58.2% from the year-ago quarter. The ratio of net loans charged off to average loans remained at a low 0.39% for the first quarter of 1996, up from 0.25% for the year-ago quarter and 0.30% for all of 1995.

ASSET / LIABILITY MANAGEMENT

   FSCO's asset / liability management committee ("ALCO") process is responsible for the identification, assessment, and management of corporate capital adequacy (see: MDA "Stockholders' Equity and Capital Adequacy"), and the liquidity and interest rate risk of FSCO's business lines. FSCO's ALCO process, its components, and the associated objectives, policies and procedures, were discussed in greater detail in FSCO's 1995 Form 10-K Annual
Report: "Asset / Liability Management".

Liquidity
   FSCO maintains an adequate liquidity position in large part through stable core deposits generated from its wide-spread branch network, the prudent usage of debt, and from a high quality securities portfolio (see: MDA "Interest-Earning Assets and Asset Quality"). Maturing balances in the large loan portfolios, and the sale or securitization of assets, are also important sources of medium to long term liquidity.
   Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.
   Deposits totaled $8.9 billion at March 31, 1996, up $585 million or 7.1% from March 31, 1995, and up $84 million or 1.0% from December 31, 1995. (see:
Financial Statements "Consolidated Balance Sheets"; and Supplemental Tables "Rate / Volume Analysis"). This increase occurred as FSCO placed renewed emphasis on its deposit gathering functions. The ratio of loans to deposits was 94.56% at quarter end, down from 98.92% one year ago and down from 94.77% from year end.
   Debt, which included short-term borrowings and long-term debt, totaled $2.5 billion at March 31, 1996, down $273 million or 9.9% from March 31, 1995, and down $432 million or 14.8% from December 31, 1995 (see: Financial Statements "Consolidated Balance Sheets"). Debt was decreased as loan sales, securitizations, and repayments have largely offset loan originations, so that deposit growth exceeded net loan growth and supported a reduction of debt.
   The components of FSCO's debt at March 31, 1996, compared with March 31, 1995, and December 31, 1995, respectively, included:
   * Federal funds purchased and securities sold under repurchase agreements were $1.5 billion, down $402 million or 21.1% from one year ago, and down $434 million or 22.4% from year end.
   * All other short-term borrowed funds were $308 million, up $138 million or 80.7% from one year ago, and up $47 million or 18.0% from year end.
   * Long-term debt was $675 million, essentially unchanged from one year ago, but down $45 million or 6.3% from year end.
   The changes in short-term borrowings and long-term debt reflect the July 1995 issuance of $125 million of subordinated notes, offset by maturations of debt from long term to short term in the amounts of $166 million since March 31, 1995 and $46 million since year end.

Interest Rate Risk
   Many of FSCO's strategic ALCO actions in the first quarter of 1996 continued to focus on maintaining acceptable liquidity levels and on maintaining a position of minimal interest rate risk exposure while ongoing actions included an emphasis on deposit gathering functions and taking advantage of various lending opportunities throughout FSCO's market areas.
   FSCO has used off-balance sheet derivative products for many years in managing interest rate risk and in the trading account. The components of FSCO's off-balance sheet derivative products were discussed in greater detail in FSCO's 1995 Form 10-K Annual Report: "Asset / Liability Management". As of March 31, 1996, the notional amount of derivatives held for interest rate risk management purposes was $1.3 billion, down $0.1 billion from year-end 1995, while the notional amount of derivatives held for the trading account was $9.1 billion, down $1.6 billion from year-end 1995. These decreases were due to the maturing of several derivative instruments during the first quarter of 1996.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY

   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established, including year-to-date 1996. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels. FSCO's goal for its minimum tangible common equity to assets ratio is 7.00%.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of securities available for sale. These fluctuations are shown in the "Net unrealized gain (loss) on securities available for sale" component of equity.
   Stockholders' equity in FSCO was $1.0 billion at March 31, 1996, up $90.1 million or 9.5% from March 31, 1995, and up $6.5 million or 0.6% from December 31, 1995 (see: Financial Statements "Consolidated Balance Sheets"). This growth was due to earnings, combined with volatility in the SFAS 115 net unrealized gain (loss) on securities available for sale which increased $20.5 million from one year ago but decreased $17.2 million from year-end 1995.
   The ratio of stockholders' equity to total assets was 8.13% at quarter end, up from 7.77% one year ago and 7.90% at year end. At the same time, the ratio of tangible common equity to tangible total assets was 6.99%, up from 6.61% one year ago and 6.84% at year end (see: Supplemental Tables "Financial Highlights - Selected Ratios").
   FSCO's risk-based capital ratios (see: Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios") at March 31, 1996, compared with March 31, 1995, and December 31, 1995, respectively, were:
   * Tier 1 ("well capitalized" = 6.00% or above) at 10.49%, up from 10.00% one year ago, and 10.35% at year end.
   * Total Capital ("well capitalized" = 10.00% or above) at 13.96%, compared with 12.12% one year ago, and 13.86% at year end.
   * Leverage ("well capitalized" = 5.00% or above) at 7.46%, up from 7.11% one year ago, and 7.12% at year end.

COMMON STOCK

   On January 29, 1996, FSCO declared a three-for-two common stock split in the form of a 50% stock dividend payable on February 15, 1996, to shareholders of record as of February 12, 1996. As a result of the split, shareholders received one additional share of FSCO common stock for every two shares held. ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN RESTATED TO REFLECT THIS STOCK SPLIT.
   On January 29, 1996, FSCO also increased its regular quarterly common stock cash dividend to $0.21 per share, up $0.0233 per share or 12.5% from the previous $0.1867 per restated share (see: Supplemental Tables "Financial Highlights"). The increased cash dividend was paid on March 4, 1996, to shareholders of record on February 16, 1996. This equates to an annual dividend rate of $0.84 per share. At the market closing price of $23.17 per restated share on Friday, January 26, 1996 (the last market day before the announcement of the dividend increase), the annual dividend yield on FSCO common stock would have been approximately 3.63%.
   For over 61 consecutive years, FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   First Security Corporation's common stock is traded on the NASDAQ/NMS under the symbol "FSCO".

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   FSCO has completed no acquisitions since May 31, 1995.

PROJECT "VISION" - FSCO'S CUSTOMER FOCUSED CORPORATE REDESIGN PROGRAM

   FSCO's Project VISION is a comprehensive corporate redesign which includes a major restructuring of FSCO by lines of business to better meet customers' needs, and to increase efficiency, performance, and shareholder value. The Project VISION restructuring, currently in process of implementation, is FSCO's top priority for 1996 and is planned to be completed by the end of the year.
   FSCO's redesign will have a direct impact on its current staffing levels. To keep involuntary separations to a minimum, FSCO instituted a hiring freeze and a voluntary election out program. Of the resulting 1,577 total positions eliminated, 249 employees chose to leave the company voluntarily, 82 employees were placed in a re-deployment pool, 211 positions were absorbed by the hiring freeze, 466 positions will be assimilated through attrition in 1996, and only 569 employees are leaving the company involuntarily, most of whom have work-through dates scheduled throughout 1996. There were 7,088 full-time equivalent employees (FTEE) at March 31, 1996, representing reductions of 568 FTEE or 7.4% from one year ago and 442 FTEE or 5.9% from year-end 1995.
During the first quarter of 1996, 98% of the ideas scheduled for implementation were implemented. FSCO remains confident that it will achieve the Project VISION results announced in December 1995.

NATIONAL & REGIONAL ECONOMY

   Financial market perceptions have changed dramatically over the past three months. Instead of the no-growth, declining-interest-rate scenario underlying market developments early in the first quarter, it now appears that the pace of economic expansion will strengthen in the second quarter, and many market-determined interest rates are now significantly higher. First quarter economic data were distorted by extreme weather conditions, labor strikes and the federal-government shutdown. Nevertheless, accumulated evidence now seems sufficient to eliminate any prospect of additional easings in Federal Reserve monetary policy, with worries regarding possible future tightenings a more relevant concern.
   Aided by the lower interest rates in January and February, automobile and residential real estate sales nationwide improved in the first quarter. The stronger sales climate, propelled by rising consumer confidence, probably removed most of the excess inventory positions previously evident in the manufacturing sector. Additionally, the recent jump in food and energy prices, combined with moderately higher wages, will possibly edge the inflation rate above 3 percent.
   Economic growth in the Intermountain Region's economy remained highly favorable in the first quarter. Significant gains in residential real estate production and sales were achieved. Furthermore, expansion in commercial construction continues very strong in most metropolitan areas. Job growth is still very impressive; however, rates of increase in several states such as Utah and New Mexico may ease modestly below the extraordinary gains recorded in 1994 and 1995.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1996       1995       1995       1995       1995       1996       1995    %Chg
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common Stock Data (A):
Earnings per common share: primary ............      0.47       0.11       0.51       0.48       0.47       0.47       0.47     0.0
Earnings per common share: fully diluted ......      0.47       0.11       0.51       0.48       0.47       0.47       0.47     0.0
Dividends paid per common share ...............      0.21       0.19       0.19       0.19       0.19       0.21       0.19    10.5
Book value [EOP] ..............................     13.75      13.71      13.57      13.21      12.64      13.75      12.64     8.7
Tangible book value [EOP] .....................     11.68      11.72      11.64      11.27      10.64      11.68      10.64     9.8
Market price (bid) [EOP] ......................     27.75      25.33      20.92      18.67      16.00      27.75      16.00    73.4
  High bid for the period .....................     27.75      25.33      22.17      19.09      17.09      27.75      17.09    62.4
  Low bid for the period ......................     23.17      20.33      18.33      15.33      14.67      23.17      14.67    57.9
Market capitalization (mktprice x #shrs) [EOP]  2,092,017  1,903,094  1,569,974  1,398,348  1,197,768  2,092,017  1,197,768    74.7
Market price / book value [EOP] % .............    201.82     184.76     154.10     141.27     126.58     201.82     126.58
Dividend payout ratio (DPCS / EPCS) % .........     44.68     172.73      36.36      38.89      40.00      44.68      40.00
Dividend yield (DPCS / mktprice) [EOP] % ......      3.03       3.00       3.57       4.00       4.67       3.03       4.67
Price / earnings ratio (mktprice / 4 qtrs earn)      17.7x      16.2x      10.9x       9.9x       8.5x      17.7x       8.5x
Common shares [EOP] ...........................    75,388     75,133     75,059     74,912     74,861     75,388     74,861     0.7
Common shares: primary [Avg] ..................    77,164     76,883     76,466     76,065     75,849     77,164     75,849     1.7
Common shares: fully diluted [Avg] ............    77,360     77,087     76,671     76,275     76,064     77,360     76,064     1.7
Preferred shares outstanding [EOP] ............        11         11         11         11         12         11         12    (8.3)
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income ...............................   233,112    246,657    234,584    233,068    220,550    233,112    220,550     5.7
Interest expense ..............................   113,336    119,109    114,805    114,466    111,488    113,336    111,488     1.7
Net interest income ...........................   119,776    127,548    119,779    118,602    109,062    119,776    109,062     9.8
Fully taxable equivalent (FTE) adjustment .....     2,333      2,323      2,114      1,874      2,025      2,333      2,025    15.2
Net interest income, FTE ......................   122,109    129,871    121,893    120,476    111,087    122,109    111,087     9.9
Provision for loan losses .....................     8,738      7,905      6,587      3,742      2,848      8,738      2,848   206.8
Noninterest income (B) ........................    66,561     66,496     70,092     61,845     68,059     66,561     68,059    (2.2)
Noninterest expenses (B) ......................   120,852    172,083    121,275    118,929    117,918    120,852    117,918     2.5
Provision for income taxes ....................    20,457      5,227     22,666     21,543     20,755     20,457     20,755    (1.4)
Net income ....................................    36,290      8,829     39,343     36,233     35,600     36,290     35,600     1.9
Preferred stock dividend requirement ..........         8          8          9          9          9          8          9   (11.1)
Common stock dividend .........................    15,974     14,013     13,996     13,976     13,981     15,974     13,981    14.3
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities ....................   272,443    638,393    484,761    477,560    437,415    272,443    437,415   (37.7)
Securities available for sale (C) ............. 2,693,820  2,623,557  2,219,488  2,086,509  2,044,257  2,693,820  2,044,257    31.8
Securities held to maturity (C) ...............         0          0    247,493    251,982    243,915          0    243,915  (100.0)
Loans, net of unearned income ................. 8,375,060  8,315,095  8,303,049  8,356,657  8,183,306  8,375,060  8,183,306     2.3
Reserve for loan losses .......................  (130,653)  (129,982)  (131,878)  (130,388)  (131,603)  (130,653)  (131,603)   (0.7)
Total interest-earning assets .................11,486,526 11,746,677 11,454,392 11,291,982 11,119,493 11,486,526 11,119,493     3.3
Other assets .................................. 1,240,155  1,269,093  1,207,536  1,119,216  1,051,592  1,240,155  1,051,592    17.9
Intangible assets .............................   155,744    148,819    144,964    145,369    149,828    155,744    149,828     3.9
Total assets ..................................12,751,772 13,034,607 12,675,014 12,426,179 12,189,310 12,751,772 12,189,310     4.6
Noninterest-bearing deposits .................. 1,787,827  1,884,931  1,857,584  1,748,031  1,655,669  1,787,827  1,655,669     8.0
Interest-bearing deposits ..................... 7,069,406  6,888,711  6,831,503  6,843,356  6,617,045  7,069,406  6,617,045     6.8
Total deposits ................................ 8,857,233  8,773,642  8,689,087  8,591,387  8,272,714  8,857,233  8,272,714     7.1
Short-term borrowed funds ..................... 1,812,218  2,198,689  1,675,498  1,920,093  2,076,924  1,812,218  2,076,924   (12.7)
Long-term debt ................................   675,460    720,521    856,550    666,858    683,785    675,460    683,785    (1.2)
Total interest-bearing liabilities ............ 9,557,084  9,807,921  9,363,551  9,430,307  9,377,754  9,557,084  9,377,754     1.9
Other liabilities .............................   369,766    311,183    434,305    257,349    208,941    369,766    208,941    77.0
Minority equity in subsidiaries ...............       315        309        304        298        285        315        285    10.5
Preferred stockholders' equity ................       563        571        589        594        610        563        610    (7.7)
Common stockholders' equity ................... 1,036,217  1,029,692  1,018,681    989,600    946,051  1,036,217    946,051     9.5
Parent company investment in subsidiaries ..... 1,090,036  1,071,320  1,057,376  1,030,242    990,493  1,090,036    990,493    10.0
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial ..................................    11,670      9,158     11,046      5,501      5,731     11,670      5,731   103.6
  Real estate term ............................    11,703     10,430     11,831     10,047     11,412     11,703     11,412     2.5
  Real estate construction ....................     1,609      2,349      1,278      1,637      1,057      1,609      1,057    52.2
  Consumer ....................................        95        110         75         85         97         95         97    (2.1)
  Leases ......................................       333        400      1,151      1,432        908        333        908   (63.3)
Total nonaccruing loans .......................    25,410     22,447     25,381     18,702     19,205     25,410     19,205    32.3
ORE & other foreclosed assets .................     5,209      4,134      4,472      4,340      2,334      5,209      2,334   123.2
Total nonperforming assets ....................    30,619     26,581     29,853     23,042     21,539     30,619     21,539    42.2
Accruing loans past due 90 days or more .......    13,501     13,455     11,515     11,076     11,518     13,501     11,518    17.2
Total problem assets ..........................    44,120     40,036     41,368     34,118     33,057     44,120     33,057    33.5
Potential problem assets ......................     7,595     12,319     17,223     19,652     19,943      7,595     19,943   (61.9)
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees ................     7,088      7,530      7,758      7,755      7,656      7,088      7,656    (7.4)
Domestic bank offices:
  FSB Utah ....................................       127        127        124        124        120        127        120     5.8
  FSB Idaho ...................................        91         91         91         91         91         91         91     0.0
  FSB New Mexico ..............................        26         27         27         27         27         26         27    (3.7)
  FSB Oregon ..................................        13         13         13         13         13         13         13     0.0
  FSB Nevada ..................................         8          8          8          6          5          8          5    60.0
  FSB Wyoming .................................         6          6          6          6          6          6          6     0.0
Total domestic bank offices ...................       271        272        269        267        262        271        262     3.4
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period.  Avg: Average.  EPCS: Earnings Per Common Share.  DPCS: Dividends Per Common Share.  NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in
    February 1996.
(B) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights".  Per SFAS 122, prior periods have been reclassified where necessary.
(C) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1996       1995       1995       1995       1995       1996       1995    %Chg
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities ....................   328,072    637,492    294,378    345,158    677,507    328,072    677,507   (51.6)
Securities available for sale (C) ............. 2,609,266  2,330,460  2,096,740  2,042,127  1,976,800  2,609,266  1,980,286    31.8
Securities held to maturity (C) ...............         0    173,374    243,993    238,637    250,957          0    247,471  (100.0)
Loans, net of unearned income ................. 8,254,010  8,212,849  8,207,753  8,233,243  8,133,412  8,254,010  8,133,412     1.5
Reserve for loan losses .......................  (130,063)  (131,138)  (130,358)  (131,321)  (133,747)  (130,063)  (133,747)   (2.8)
Deferred taxes on leases ......................  (164,953)  (162,656)  (160,855)  (160,041)  (157,360)  (164,953)  (157,360)    4.8
Total int-earning assets - defer tax on leases 11,174,290 11,359,039 10,932,739 10,825,695 10,948,403 11,174,290 10,948,403     2.1
Other assets .................................. 1,115,502  1,437,133  1,045,896  1,003,232    984,449  1,115,502    984,452    13.3
Intangible assets .............................   150,022    145,665    141,780    148,187    164,105    150,022    164,105    (8.6)
Total assets ..................................12,474,704 12,648,043 12,150,912 12,005,834 12,120,570 12,474,704 12,120,573     2.9
Noninterest-bearing deposits .................. 1,708,154  1,761,612  1,690,536  1,585,255  1,545,225  1,708,154  1,545,225    10.5
Interest-bearing deposits ..................... 6,938,872  6,899,375  6,887,306  6,766,077  6,423,604  6,938,872  6,423,604     8.0
Total deposits ................................ 8,647,026  8,660,987  8,577,842  8,351,332  7,968,829  8,647,026  7,968,829     8.5
Short-term borrowed funds ..................... 1,817,625  1,934,202  1,534,440  1,761,411  2,348,062  1,817,625  2,348,062   (22.6)
Long-term debt ................................   691,535    755,457    791,348    682,382    684,497    691,535    684,497     1.0
Total interest-bearing liabilities ............ 9,448,032  9,589,034  9,213,094  9,209,870  9,456,163  9,448,032  9,456,163    (0.1)
Other liabilities .............................   273,040    257,850    237,052    235,550    199,827    273,040    199,828    36.6
Minority equity in subsidiaries ...............       311        308        300        291        276        311        276    12.7
Preferred stockholders' equity ................       566        583        593        603        616        566        616    (8.1)
Common stockholders' equity ................... 1,044,601  1,038,656  1,009,339    974,265    918,463  1,044,601    918,464    13.7
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning of period ..   129,982    131,878    130,388    131,603    133,855    129,982    133,855    (2.9)
Loans (charged off):
  Commercial ..................................    (1,139)    (1,574)      (954)      (726)    (1,074)    (1,139)    (1,074)    6.1
  Real estate term ............................      (145)    (1,803)      (103)      (573)      (694)      (145)      (694)  (79.1)
  Real estate construction ....................         0         (6)         0         (1)       (93)         0        (93) (100.0)
  Consumer instalment .........................   (10,053)    (9,151)    (7,319)    (8,008)    (9,425)   (10,053)    (9,425)    6.7
  Consumer credit card ........................    (2,992)    (2,884)    (2,464)    (2,291)    (2,447)    (2,992)    (2,447)   22.3
  Leases ......................................      (796)      (358)         1       (600)         0       (796)         0      NM
Total loans (charged off) .....................   (15,125)   (15,776)   (10,839)   (12,199)   (13,733)   (15,125)   (13,733)   10.1
Recoveries on loans charged off:
  Commercial ..................................     1,641      1,469      1,215      2,216      2,412      1,641      2,412   (32.0)
  Real estate term ............................       709        239        399        560      1,765        709      1,765   (59.8)
  Real estate construction ....................         7         68         43         30         22          7         22   (68.2)
  Consumer instalment .........................     4,133      3,658      3,178      3,843      3,930      4,133      3,930     5.2
  Consumer credit card ........................       535        525        500        553        504        535        504     6.2
  Leases ......................................        33         16        407         40          0         33          0      NM
Total recoveries of loans charged off .........     7,058      5,975      5,742      7,242      8,633      7,058      8,633   (18.2)
Net loans (charged off) recovered .............    (8,067)    (9,801)    (5,097)    (4,957)    (5,100)    (8,067)    (5,100)   58.2
Provision for loan losses .....................     8,738      7,905      6,587      3,742      2,848      8,738      2,848   206.8
Reserve for loan losses, end of period ........   130,653    129,982    131,878    130,388    131,603    130,653    131,603    (0.7)
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets ......................      1.17       0.28       1.28       1.21       1.19       1.17       1.19
Return on average stockholders' equity ........     13.97       3.37      15.46      14.91      15.71      13.97      15.71
Net interest margin, FTE ......................      4.37       4.57       4.46       4.45       4.06       4.37       4.06
Net interest spread, FTE ......................      3.63       3.80       3.68       3.71       3.41       3.63       3.41
Operating expense ratio (A)
  (nonint exp / (net int inc FTE + nonint inc))     64.05      87.63      63.17      65.23      65.82      64.05      65.82
Productivity ratio (nonint exp / avg assets)(A)      3.90       5.40       3.96       3.97       3.95       3.90       3.95
Stockholders' equity / assets [EOP] ...........      8.13       7.90       8.04       7.97       7.77       8.13       7.77
Stockholders' equity / assets [Avg] ...........      8.38       8.22       8.31       8.12       7.58       8.38       7.58
Tangible common equity / tangible assets [EOP]       6.99       6.84       6.97       6.87       6.61       6.99       6.61
Loans / deposits [EOP] ........................     94.56      94.77      95.56      97.27      98.92      94.56      98.92
Loans / assets [EOP] ..........................     65.68      63.79      65.51      67.25      67.14      65.68      67.14
Reserve for loan losses [EOP] /:
  Total loans .................................      1.56       1.56       1.59       1.56       1.61       1.56       1.61
  Nonaccruing loans ...........................    514.18     579.06     519.59     697.19     685.25     514.18     685.25
  Nonaccruing + accruing loans past due 90 days    335.77     362.05     357.43     437.87     428.35     335.77     428.35
Nonaccruing loans / total loans ...............      0.30       0.27       0.31       0.22       0.23       0.30       0.23
Nonaccruing + accr loans past due / total loans      0.46       0.43       0.44       0.36       0.38       0.46       0.38
Nonperforming assets /:
  Total loans + ORE ...........................      0.37       0.32       0.36       0.28       0.26       0.37       0.26
  Total assets ................................      0.24       0.20       0.24       0.19       0.18       0.24       0.18
  Total equity ................................      2.95       2.58       2.93       2.33       2.28       2.95       2.28
  Total equity + reserve for loan losses ......      2.62       2.29       2.59       2.06       2.00       2.62       2.00
Problem assets /:
  Total loans + ORE ...........................      0.53       0.48       0.50       0.41       0.40       0.53       0.40
  Total assets ................................      0.35       0.31       0.33       0.27       0.27       0.35       0.27
  Total equity ................................      4.26       3.89       4.06       3.45       3.49       4.26       3.49
  Total equity + reserve for loan losses ......      3.78       3.45       3.59       3.04       3.07       3.78       3.07
Net loans charged off / average loans .........      0.39       0.47       0.25       0.24       0.25       0.39       0.25
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Risk-Based Capital Ratios:                            FSC        FSB        FSB        FSB        FSB        FSB        FSB
As of March 31, 1996                           Consolidate      Utah      Idaho  NewMexico     Oregon     Nevada    Wyoming
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Leverage ratio (%) ............................      7.46      12.37       7.32       6.35       8.94       7.44       7.60
Tier 1 risk-based capital ratio (%) ...........     10.49      10.77       9.20      13.27      10.84      10.48      11.68
Total (Tier 1+2) risk-based capital ratio (%) .     13.96      12.37      11.16      14.53      12.09      11.74      12.94
Tier 1 capital ................................   944,107    462,713    284,949    105,504     37,402     28,343     15,838
Total (Tier 1 + Tier 2) capital ............... 1,256,868    531,495    345,425    115,551     41,722     31,753     17,547
Total risk-based assets - loan loss reserve ... 9,003,020  4,298,185  3,095,889    795,322    344,995    270,511    135,651
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period.  Avg: Average.  EPCS: Earnings Per Common Share.  DPCS: Dividends Per Common Share.  NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in
    February 1996.
(B) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights".  Per SFAS 122, prior periods have been reclassified where necessary.
(C) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.

FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
(Fully taxable equivalent; in thousands; unaudited)

For the Three Months Ended March 31, 1996 and 1995
        Average Balance  Yield/Rate %                                               Interest Inc/Exp (A)  Change   Changes Due To:
       1996        1995   1996   1995                                                    1996      1995  1996-95   Volume   Rate(B)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
                                       Loans, net of unearned income and
  8,089,057   7,976,052   9.24   8.99 .  deferred taxes on leases (C) ..............  186,924   179,275    7,649    2,540    5,109
    136,194      65,550   5.38   5.72 .Federal funds sold & securities purchased ...    1,833       938      895    1,011     (116)
     11,701       1,537   6.73   4.68 .Interest-bearing deposits in other banks.....      197        18      179      119       60
    328,072     677,507   5.54   4.81 .Trading account securities ..................    4,546     8,139   (3,593)  (4,198)     605
  2,609,266   1,980,286   6.43   5.91 .Securities available for sale ...............   41,945    29,268   12,677    9,296    3,381
          0     247,471   0.00   7.98 .Securities held to maturity .................        0     4,937   (4,937)  (4,937)       0
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 11,174,290  10,948,403   8.43   8.13  TOTAL INTEREST-EARNING ASSETS / INCOME         235,445   222,575   12,870    3,831    9,039
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-bearing deposits:
  1,088,096   1,078,892   1.82   1.96 .Interest-bearing demand accounts ............    4,957     5,283     (326)      45     (371)
  2,471,752   2,356,254   3.70   3.59 .Savings & money market accounts .............   22,884    21,130    1,754    1,036      718
    679,424     584,290   5.85   5.66 .Time deposits of $100,000 or more ...........    9,940     8,275    1,665    1,347      318
  2,699,600   2,404,168   5.88   5.21 .Other time deposits .........................   39,703    31,300    8,403    3,846    4,557
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  6,938,872   6,423,604   4.47   4.11  TOTAL INTEREST-BEARING DEPOSITS                 77,484    65,988   11,496    6,274    5,222
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  1,539,823   2,173,435   5.06   5.61 .Federal funds purchased & securities sold ...   19,472    30,500  (11,028)  (8,892)  (2,136)
    277,802     174,627   7.02   6.59 .Other short-term borrowings .................    4,877     2,878    1,999    1,700      299
    691,535     684,497   6.65   7.08 .Long-term debt ..............................   11,503    12,122     (619)     125     (744)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,448,032   9,456,163   4.80   4.72  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   113,336   111,488    1,848     (793)   2,641
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.43   8.13 .Interest income / earning assets
                          4.06   4.07 .Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.37   4.06 .Net interest income / earning assets ........  122,109   111,087   11,022    4,624    6,398
                                       Less fully taxable equivalent adjustment ....    2,333     2,025      308
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED INCOME STATEMENTS               119,776   109,062   10,714
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

Notes:
(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1996 and 1995.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
(C) Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $5,014 and $4,503 for the 1996 and 1995 quarters respectively.


FIRST SECURITY CORPORATION
LOANS, NET OF UNEARNED INCOME
(in thousands; unaudited)
                                              March 31, 1996  December 31, 1995     March 31, 1995
                                                      %Total             %Total             %Total  Mar/Mar
                                              Balance  Loans     Balance  Loans     Balance  Loans     %Chg
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial ..................  1,599,420   19.1   1,559,533   18.8   1,425,606   17.4     12.2
Agricultural .............................    230,907    2.8     280,179    3.4     246,327    3.0     (6.3)
Other commercial .........................    100,529    1.2     112,073    1.3     179,466    2.2    (44.0)
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      1,930,856   23.1   1,951,785   23.5   1,851,399   22.6      4.3
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1-4 family residential: term .............  1,489,226   17.8   1,457,811   17.5   1,504,804   18.4     (1.0)
1-4 family residential: home equity ......    454,402    5.4     451,980    5.4     374,055    4.6     21.5
1-4 family residential: construction .....    257,159    3.1     221,551    2.7     204,287    2.5     25.9
Commercial & other: term .................    953,505   11.4     943,046   11.4     911,803   11.1      4.6
Commercial & other: construction .........    223,406    2.6     248,622    3.0     167,173    2.0     33.6
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             3,377,698   40.3   3,323,010   40.0   3,162,122   38.6      6.8
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit cards & related ...................    288,701    3.5     311,271    3.7     296,940    3.6     (2.8)
Other consumer ...........................  2,297,506   27.4   2,316,540   27.9   2,532,146   31.0     (9.3)
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,586,207   30.9   2,627,811   31.6   2,829,086   34.6     (8.6)
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES .............................    480,299    5.7     412,489    4.9     340,699    4.2     41.0
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               8,375,060  100.0   8,315,095  100.0   8,183,306  100.0      2.3
  Memo: Unearned Income ..................    (32,416)           (16,250)            (6,018)          438.7
Reserve for Loan Losses ..................   (130,653)          (129,982)          (131,603)           (0.7)
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                            8,244,407          8,185,113          8,051,703             2.4
========================================= =========== ====== =========== ====== =========== ====== ========

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   FSCO and its subsidiaries are subject to various claims and legal actions filed or threatened by customers and others in connection with FSCO's regular business activities. In all litigation filed against it, FSCO vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction, and are disclosed in required filings with the SEC. Since the filing of FSCO's 1995 Form 10-K Annual Report, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC, except as follows:
   In its Form 10-K Annual Report for the year ended December 31, 1994, FSCO reported the filing of a class action lawsuit in United States District Court in Illinois alleging violations of federal Truth in Lending statutes by FSCO's CrossLand Mortgage subsidiary. Summary judgment on liability has been rendered against FSCO in this case, although certification of the case as a class action is still pending before the Court. The violations found were technical in nature and based on strict liability provided in the applicable federal statutes. Steps have been taken to implement new procedures to avoid similar claims in the future. Based on information currently available, total damages in this case payable by FSCO should not exceed $2,000,000, and could be under $1,000,000. Any damages paid likely can be recovered by indemnification claims against the former owners of CrossLand Mortgage. It is possible that payment of damages by FSCO to the plaintiffs in this case could occur in the second quarter of 1996, although such payment is more likely in the third quarter.
   A purported class action lawsuit has been filed against FSCO and others in United States District Court in New Mexico alleging unfair trade practices, fraud, RICO and federal Truth in Lending violations in connection with the policies of First Security Bank of New Mexico to force-place insurance on vehicles subject to loans whose owners fail to procure such insurance. FSCO intends to vigorously defend itself against such liability. Management believes that no reasonably foreseeable ultimate outcome of this litigation could have a material adverse impact on the business or assets of FSCO.


Item 4. Submission of Matters to a Vote of Security Holders

   FSCO held its Annual Shareholders' Meeting on April 22, 1996. At this meeting, there were 62,677,417 "voting shares" (62,671,515 common shares and 5,902 preferred shares) present or represented by proxy, which was equal to 83.21% of the 75,323,788 total shares (75,313,084 common shares and 10,704 preferred shares) outstanding. Votes were taken on the following Shareholder Proposals, described in FSCO's Proxy Statement dated March 15, 1996:

   * Shareholder Proposal #1 "To elect a Board of Directors to serve for the ensuing year". All current members of the Board of Directors, except U. Edwin Garrison who retired from the Board, were nominated for re-election by Management. The results of this vote were as follows::
                               Votes        Votes                 Votes For /
   Nominee:                     For:     Against:     Abstain: Voting Shares:
   Beardall, James C.     62,425,383      252,034            0         99.60%
   Brady, Rodney H.       62,417,692      259,725            0         99.59%
   Bruce, James E.        62,364,239      313,178            0         99.50%
   Dee, Thomas D. II      62,376,021      301,396            0         99.52%
   Eccles, Spencer F.     62,379,450      297,967            0         99.52%
   Evans, Morgan J.       62,424,784      252,633            0         99.60%
   Gardner, David P.      62,382,678      294,739            0         99.53%
   Garff, Robert H.       62,385,172      292,245            0         99.53%
   Haight, David B.       62,253,938      423,479            0         99.32%
   Harris, Jay Dee        62,345,744      331,673            0         99.47%
   Heiner, Robert T.      62,282,764      394,653            0         99.37%
   Huntsman, Karen H.     62,354,058      323,359            0         99.48%
   Joklik, G. Frank       62,342,384      335,033            0         99.47%
   Kastler, B. Z.         62,338,605      338,812            0         99.46%
   Maloof, Joseph G.      62,067,094      610,323            0         99.03%
   Parker, Scott S.       62,412,406      265,011            0         99.58%
   Smith, Arthur K.       62,385,925      291,492            0         99.53%
   Sorenson, James L.     62,242,494      434,923            0         99.31%
   Steele, Harold J.      62,331,646      345,771            0         99.45%

   * Shareholder Proposal #2 "To consider and vote on the proposed increase in the number of authorized shares of common stock that can be issued by the Company, from the present 150,000,000 shares to a new level of 300,000,000 shares". The results of this vote were as follows:
                               Votes        Votes                 Votes For /
                                For:     Against:     Abstain: Voting Shares:
                          52,309,333    9,945,751      401,302         83.46%


Item 6. Exhibits, and Reports on Form 8-K

   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
      Exhibit 27. Financial Data Schedule

   (b). Reports on Form 8-K:
      On January 31, 1996, FSCO filed a report on Form 8-K, reporting that on January 29, 1996, First Security Corporation ("FSCO") issued a press release announcing FSCO's three-for-two stock split and an increase in FSCO's quarterly cash dividend.

                                    # # #

SIGNATURES

   Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION

DATE: May 10, 1996        BY:_[SIGNED]________________________________________
                          Scott C. Ulbrich
                          Executive Vice President Finance and Capital Markets
                            and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                    # # #