Form 10-Q
period 1996-06-30
FIRST SECURITY CORP /UT/
filed 1996-08-13
CIK 312367

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   June 30, 1996
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

                           Yes [X]       No

As of July 31, 1996, outstanding shares of Common Stock, par value $1.25, were 75,505,000 (net of 596,000 treasury shares).




FIRST SECURITY CORPORATION - INDEX

Part I. Financial Information
   Item 1. Financial Statements:
      Consolidated Income Statements
         Three Months and Year-To-Date Six Months Ended
         June 30, 1996 and 1995
      Consolidated Balance Sheets
         June 30, 1996, December 31, 1995, and June 30, 1995
      Condensed Consolidated Statements of Cash Flows
         Year-To-Date Six Months Ended
         June 30, 1996 and 1995
      Notes to Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Analysis of Results of Operations
         Summary
         Net Interest Income and Margin
         Provision For Loan Losses
         Noninterest Income
         Noninterest Expenses
      Analysis of Financial Condition
         Summary
         Interest-Earning Assets and Asset Quality
            Securities
            Loans
            Problem Assets and Potential Problem Assets
            Reserve For Loan Losses
            Provision For Loan Losses
         Asset / Liability Management
            Liquidity
            Interest Rate Risk
         Stockholders' Equity and Capital Adequacy
         Common Stock
      Mergers And Acquisitions
      Project VISION
      National and Regional Economy
      Supplemental Tables:
         Financial Highlights, Risk-Based Capital Ratios
         Rate / Volume Analysis
         Loans

Part II. Other Information
   Item 1. Legal Proceedings
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data; unaudited)
                                                                     Three Months                     Year-To-Date Six Months
For the Periods Ended June 30, 1996 and 1995                 1996      1995      $Chg    %Chg      1996      1995      $Chg    %Chg
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Interest Income:
Interest & fees on loans ...............................  193,035   191,075     1,960     1.0   378,707   369,537     9,170     2.5
Federal funds sold & securities purchased ..............    1,070     1,869      (799)  (42.8)    2,903     2,807        96     3.4
Interest-bearing deposits in other banks ...............      147        12       135  1125.0       344        30       314  1046.7
Trading account securities .............................    2,010     5,317    (3,307)  (62.2)    6,548    13,452    (6,904)  (51.3)
Securities available for sale ..........................   43,161    31,221    11,940    38.2    84,033    60,482    23,551    38.9
Securities held to maturity ............................        0     3,574    (3,574) (100.0)        0     7,310    (7,310) (100.0)
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Interest Income                                   239,423   233,068     6,355     2.7   472,535   453,618    18,917     4.2
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Interest Expense:
Deposits ...............................................   76,809    76,535       274     0.4   154,293   142,523    11,770     8.3
Short-term borrowings ..................................   24,573    25,853    (1,280)   (5.0)   48,922    59,231   (10,309)  (17.4)
Long-term debt .........................................   12,141    12,078        63     0.5    23,644    24,200      (556)   (2.3)
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Interest Expense                                  113,523   114,466      (943)   (0.8)  226,859   225,954       905     0.4
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Net Interest Income                                     125,900   118,602     7,298     6.2   245,676   227,664    18,012     7.9
Provision for loan losses ..............................   10,505     3,742     6,763   180.7    19,243     6,590    12,653   192.0
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Net Interest Income After Provision For Loan Losses     115,395   114,860       535     0.5   226,433   221,074     5,359     2.4
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Noninterest Income:
Service charges on deposit accounts ....................   19,628    16,790     2,838    16.9    37,067    33,157     3,910    11.8
Other service charges, collections, commissions, & fees    12,408     8,645     3,763    43.5    23,138    16,062     7,076    44.1
Bankcard servicing fees & third-party processing fees ..    7,277     5,998     1,279    21.3    13,774    11,980     1,794    15.0
Insurance commissions & fees ...........................    3,806     3,466       340     9.8     7,290     7,161       129     1.8
Mortgage banking activities, net .......................   23,701    16,494     7,207    43.7    42,605    33,714     8,891    26.4
Trust (fiduciary) commissions & fees ...................    6,027     5,192       835    16.1    11,206    10,222       984     9.6
Trading account securities gains (losses) ..............      751      (377)    1,128   299.2     1,563     5,296    (3,733)  (70.5)
Securities gains (losses) ..............................      764        29       735  2534.5       764       932      (168)  (18.0)
Other ..................................................    1,352     5,608    (4,256)  (75.9)    4,868    11,380    (6,512)  (57.2)
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Noninterest Income                                 75,714    61,845    13,869    22.4   142,275   129,904    12,371     9.5
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Income                                            191,109   176,705    14,404     8.2   368,708   350,978    17,730     5.1
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Noninterest Expenses:
Salaries & employee benefits ...........................   63,889    63,624       265     0.4   131,918   125,812     6,106     4.9
Advertising ............................................    3,245     1,937     1,308    67.5     4,745     4,014       731    18.2
Amortization of intangibles ............................    2,066     2,249      (183)   (8.1)    4,027     4,487      (460)  (10.3)
Bankcard interbank interchange .........................    6,100     4,103     1,997    48.7    10,517     8,574     1,943    22.7
Furniture & equipment ..................................   10,170     8,011     2,159    27.0    18,869    17,234     1,635     9.5
Insurance ..............................................    1,678     6,070    (4,392)  (72.4)    3,442    12,058    (8,616)  (71.5)
Occupancy, net .........................................    7,165     6,911       254     3.7    14,512    13,940       572     4.1
Other real estate expense & loss provision (recovery) ..      (33)     (522)      489    93.7      (268)   (1,021)      753    73.8
Postage ................................................    2,881     2,837        44     1.6     6,298     5,683       615    10.8
Stationery & supplies ..................................    4,628     4,380       248     5.7     9,369     8,450       919    10.9
Telephone ..............................................    3,506     3,253       253     7.8     6,648     6,353       295     4.6
Other ..................................................   19,291    16,076     3,215    20.0    35,361    31,263     4,098    13.1
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Noninterest Expenses                              124,586   118,929     5,657     4.8   245,438   236,847     8,591     3.6
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Income Before Provision For Income Taxes                 66,523    57,776     8,747    15.1   123,270   114,131     9,139     8.0
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Provision For Income Taxes:
Operating earnings .....................................   23,315    21,533     1,782     8.3    43,772    41,953     1,819     4.3
Securities gains (losses) ..............................      280        10       270  2700.0       280       345       (65)  (18.8)
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Provision For Income Taxes                         23,595    21,543     2,052     9.5    44,052    42,298     1,754     4.1
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------

  NET INCOME                                               42,928    36,233     6,695    18.5    79,218    71,833     7,385    10.3
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

Preferred stock dividend requirement ...................        8         9        (1)  (11.1)       16        18        (2)  (11.1)
- - ------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Net Income Applicable To Common Stock                    42,920    36,224     6,696    18.5    79,202    71,815     7,387    10.3
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
Common stock dividend ..................................   16,021    13,976     2,045    14.6    31,995    27,957     4,038    14.4
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
EARNINGS PER COMMON SHARE:
Earnings per common share: primary .....................     0.56      0.48      0.08    16.7      1.03      0.95      0.08     8.4
Earnings per common share: fully diluted ...............     0.55      0.48      0.07    14.6      1.02      0.95      0.07     7.4
Common shares outstanding: primary [Avg] ...............   77,216    76,065     1,151     1.5    77,190    75,958     1,232     1.6
Common shares outstanding: fully diluted [Avg] .........   77,409    76,274     1,135     1.5    77,385    76,169     1,216     1.6
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred Stock ($3.15 annual rate) ....................     0.79      0.79                        1.58      1.58
Common stock ...........................................     0.21      0.19      0.02    10.5      0.42      0.38      0.04    10.5
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

Notes:
* See "Notes to Condensed Consolidated Financial Statements".
(A) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights".  Per SFAS 122, prior periods have been reclassified where necessary.

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)
                                                                                Jun. 30     Dec. 31     Jun. 30     Jun/Jun Jun/Jun
                                                                                   1996        1995        1995       $ Chg   % Chg
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks ......................................................    781,634     818,664     665,066     116,568    17.5
Federal funds sold & securities purchased under resale agreements ..........     86,029     148,069     118,158     (32,129)  (27.2)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Cash & Cash Equivalents                                                 867,663     966,733     783,224      84,439    10.8
Interest-bearing deposits in other banks ...................................      6,266      21,563       1,116       5,150   461.5
Trading account securities .................................................    150,529     638,393     477,560    (327,031)  (68.5)
Securities available for sale, at fair value ...............................  2,715,770   2,623,557   2,086,509     629,261    30.2
  (Amortized Cost: $2,735,773; $2,599,943; $2,090,829; respectively)
Securities held to maturity, at cost .......................................          0           0     251,982    (251,982) (100.0)
  (Fair value: $0; $0; $254,967 respectively)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income ..............................................  8,716,400   8,315,095   8,356,657     359,743     4.3
  (Unearned income: $45,357; $16,250; $6,030; respectively)
Reserve for loan losses ....................................................   (133,678)   (129,982)   (130,388)     (3,290)    2.5
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Loans, Net                                                            8,582,722   8,185,113   8,226,269     356,453     4.3
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net ..................................................    221,165     209,138     200,670      20,495    10.2
Accrued income receivable ..................................................     81,071      82,143      81,833        (762)   (0.9)
Other real estate & other foreclosed assets ................................      5,663       4,134       4,340       1,323    30.5
Other assets ...............................................................    248,167     155,014     167,307      80,860    48.3
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill ...................................................................     92,821      94,660     103,648     (10,827)  (10.4)
Mortgage servicing rights ..................................................     62,518      52,604      39,181      23,337    59.6
Other intangible assets ....................................................      2,243       1,555       2,540        (297)  (11.7)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Intangible Assets ..................................................    157,582     148,819     145,369      12,213     8.4
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL ASSETS                                                               13,036,598  13,034,607  12,426,179     610,419     4.9
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing ..............................................  1,857,593   1,884,931   1,748,031     109,562     6.3
Deposits: interest-bearing .................................................  7,027,120   6,888,711   6,843,356     183,764     2.7
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Deposits                                                              8,884,713   8,773,642   8,591,387     293,326     3.4
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements ......  1,796,266   1,937,456   1,732,140      64,126     3.7
U.S. Treasury demand notes .................................................     34,321      33,897      32,959       1,362     4.1
Other short-term borrowings ................................................    218,487     227,336     154,994      63,493    41.0
Accrued income taxes .......................................................    145,269     131,510     124,425      20,844    16.8
Accrued interest payable ...................................................     45,136      48,737      34,134      11,002    32.2
Other liabilities ..........................................................    133,833     130,936      98,790      35,043    35.5
Long-term debt .............................................................    723,728     720,521     666,858      56,870     8.5
Minority equity in subsidiaries ............................................        319         309         298          21     7.0
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES                                                          11,982,072  12,004,344  11,435,985     546,087     4.8
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible ...................        553         571         594         (41)   (6.9)
  (Shares issued: 11; 11; 11; respectively)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock:  par value $1.25 .............................................     95,093      94,674      94,401         692     0.7
  (Shares issued: 76,074; 75,740; 75,486; respectively)
Paid-in surplus ............................................................    124,396     120,084     117,068       7,328     6.3
Retained earnings ..........................................................    857,665     810,458     790,313      67,352     8.5
Net unrealized gain (loss) on securities available for sale (net of taxes) .    (12,638)     14,547      (2,884)     (9,754)  338.2
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Subtotal                                                                    1,064,516   1,039,763     998,898      65,618     6.6
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost .............................................    (10,543)    (10,071)     (9,298)     (1,245)   13.4
  (Shares: 608; 607; 574; respectively)
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Common Stockholders' Equity                                           1,053,973   1,029,692     989,600      64,373     6.5
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL STOCKHOLDERS' EQUITY                                                  1,054,526   1,030,263     990,194      64,332     6.5
- - --------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   13,036,598  13,034,607  12,426,179     610,419     4.9
=========================================================================== =========== =========== =========== =========== =======

Notes:
* See "Notes to Condensed Consolidated Financial Statements".
(A) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

For the Six Months Ended June 30, 1996 and 1995                                             1996           1995
- - --------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                                   652,855        444,421
- - --------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale .............................        35,021          7,288
Redemption of matured securities available for sale ..............................       524,183        507,171
Redemption of matured securities held to maturity ................................             0         42,409
Purchases of securities available for sale .......................................      (693,835)      (558,558)
Purchases of securities held to maturity .........................................             0         (7,016)
Net (increase) decrease in interest-bearing deposits in other banks ..............        15,297            694
Net (increase) decrease in loans .................................................      (530,801)      (418,067)
Purchases of premises and equipment ..............................................       (15,361)       (19,134)
Proceeds from sales of other real estate .........................................         2,106          4,450
Payments to improve other real estate ............................................        (1,957)          (362)
Net cash (paid for) received from acquisitions ...................................             0            603
- - --------------------------------------------------------------------------------- -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (665,347)      (440,522)
- - --------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..............................................       111,071        538,043
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes ....................      (140,766)      (429,040)
Payments on nonrecourse debt on leveraged leases .................................       (23,470)       (13,564)
Proceeds from issuance of long-term debt and short-term borrowings ...............       107,149             18
Payments on long-term debt and short-term borrowings .............................      (112,791)       (14,826)
Proceeds from issuance of common stock and sales of treasury stock ...............         6,006          8,170
Purchases of treasury stock ......................................................        (1,765)        (3,405)
Dividends paid ...................................................................       (32,012)       (27,975)
- - --------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (86,578)        57,421
- - --------------------------------------------------------------------------------- -------------- --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (99,070)        61,320
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           966,733        721,904
- - --------------------------------------------------------------------------------- -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 867,663        783,224
================================================================================= ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- - --------------------------------------------------------------------------------- -------------- --------------
CASH PAID (RECEIVED) FOR:
  Interest .......................................................................       230,460        219,529
  Income taxes ...................................................................        12,342         29,038
================================================================================= ============== ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred shares to common shares:
    Preferred shares converted (not rounded) .....................................           338            650
    Common shares issued (not rounded) ...........................................         5,374          7,887
    Conversion value .............................................................            18             34
Transfer of loans to other real estate............................................         1,318          3,887
Net unrealized gain (loss) on securities available for sale
  (included in stockholders' equity) .............................................       (27,185)        51,457
Pooling-of-interests acquisitions:
  Assets acquired ................................................................             0          1,874
  Liabilities assumed ............................................................             0          1,235
  FSCO shares issued (not rounded) ...............................................             0            134
================================================================================= ============== ==============

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements of First Security Corporation ("FSCO") contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the following: FSCO's results of operations for the three months and the year-to-date six months in the periods ended June 30, 1996 and 1995; FSCO's financial position as of June 30, 1996, December 31, 1995, and June 30, 1995; and cash flows for the year-to-date six months in the periods ended June 30, 1996 and 1995.

2. The results of operations for the three months and the year-to-date six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. FSCO's financial statements include restatements and reclassifications of prior periods as follows:
   * Restatement of common stock and earnings per share data where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in February 1996;
   * Reclassification of noninterest income and noninterest expenses to reflect the July 1, 1995, adoption of SFAS 122, "Accounting for Mortgage Servicing Rights".

4. In December 1995, FSCO moved all securities classified as "Held to Maturity" to "Available for Sale" pursuant to SFAS 115 supplemental guidance. Prior periods were not reclassified.

5. On January 1, 1996, FSCO adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangibles, and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the estimated future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The statement also requires that long-lived assets and identifiable intangibles be accounted for at the lower of cost or fair value less cost to sell. SFAS No. 121 has had no material impact on FSCO and its subsidiaries in relation to the consolidated financial statements.

6. The reconciliation of FSCO's mortgage servicing rights for the first six months of 1996 from $52.6 million as of December 31, 1995 is as follows. FSCO sold mortgage servicing rights with a book value of $4.8 million (resulting in a gain of $2.5 million). In accordance with SFAS No. 122, FSCO recorded originated mortgage servicing rights of $21.3 million. Mortgage servicing rights of $6.6 million have been amortized. The resulting net unamortized balance of mortgage servicing rights was $62.5 million as of June 30, 1996.

7. In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock-Based Compensation" which became effective for FSCO beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. FSCO will continue to apply APB Opinion 25 in its financial statements and will disclose in a footnote to its 1996 Annual Report on Form 10-K the proforma effect on net income and earnings per share, as if FSCO had applied the new standard.

                                    # # #

PART 1. FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition ("MDA")

ANALYSIS OF RESULTS OF OPERATIONS

Summary
   First Security Corporation ("FSCO") earned record net income totaling $79.2 million for the first six months of 1996, up $7.4 million or 10.3% from $71.8 million earned in the corresponding year-to-date 1995 period (see: Financial Statements "Consolidated Income Statements"; and MDA Supplemental Tables "Financial Highlights"). This net income generated a 1.26% ROAA and a 15.24% ROAE for year-to-date 1996 on FSCO's strong average equity to assets ratio of 8.30%, compared with a 1.20% ROAA and a 15.29% ROAE for the 1995 period. Fully-diluted earnings per share were $1.02 for year-to-date 1996, up $0.07 or 7.4% from $0.95 for the year-ago period. Adjusting for amortization of intangibles on a year-to-date basis, the tangible ROAA was 1.41%, the tangible ROAE was 19.68%, and the tangible fully-diluted earnings per share were $1.13.
   Net income was a record $42.9 million for the second quarter of 1996, up $6.7 million or 18.5% from $36.2 million earned in the second quarter of 1995. This net income generated a 1.36% ROAA and a 16.52% ROAE for the quarter, compared with a 1.21% ROAA and 14.91% ROAE for the year-ago quarter. Fully-diluted earnings per share were $0.55 for the quarter, up $0.07 or 14.6% from the year-ago quarter. The tangible ROAA was 1.51%, the tangible ROAE was 21.43%, and the tangible fully-diluted earnings per share were $0.61.
   FSCO's record net income earned in the second quarter of 1996 and the year to date were due to a combination of solid growth in loans and the ongoing strength of its regional economies. In addition FSCO is now beginning to realize the results of Project VISION (see: MDA "Project VISION").
   On June 21, 1996, FSCO's two largest subsidiaries, First Security Bank of Utah, N.A. and First Security Bank of Idaho, N.A., merged to become one legal entity - First Security Bank, N.A. (see: MDA "Mergers and Acquisitions").

Net Interest Income and Margin
   Net interest income on a fully-taxable equivalent ("FTE") basis totaled $249.2 million for year-to-date 1996, up $17.6 million or 7.6% from the year-ago period, and was $127.1 million for the second quarter of 1996, up $6.6 million or 5.5% from the year-ago quarter (see: MDA Supplemental Tables "Financial Highlights" and "Rate / Volume Analysis"). These increases were due to combinations of volume growth in earning assets, higher rates on securities available for sale, and lower volumes and rates on overnight borrowed funds. On a linked-quarter basis, net interest income for the second quarter rose $5.0 million or 4.1% from the first quarter of 1996.
   The net interest margin was 4.42% for year-to-date 1996, up 16 basis points from the year-ago period, and was 4.47% for the second quarter of 1996, up slightly from the year-ago quarter. On a linked-quarter basis, the net interest margin for the second quarter rose 10 basis points over the first quarter of 1996. FSCO expects that its quarterly net interest margin will continue to fluctuate throughout 1996, ranging in a band from approximately 4.25% to 4.50%.

Provision For Loan Losses
   The provision for loan losses totaled $19.2 million for year-to-date 1996, up $12.7 million or 192.0% from the year-ago period, and was $10.5 million for the second quarter of 1996, up $6.8 million or 180.7% from the year-ago quarter (see: MDA "Provision For Loan Losses").

Noninterest Income
   Noninterest income totaled $142.3 million for year-to-date 1996, up $12.4 million or 9.5% from the year-ago period, and was $75.7 million for the second quarter of 1996, up $13.9 million or 22.4% from the year-ago quarter (see:
Financial Statements "Consolidated Income Statements"). These increases were due primarily to Project VISION's emphasis on increasing and diversifying sources of noninterest income, plus the positive impact of consolidated mortgage banking activities.
   During the second quarter of 1996, FSCO's CrossLand Mortgage subsidiary took advantage of an exceptionally strong loan servicing market and sold loan servicing rights in a bulk sale, generating a $2.5 million pre-tax gain for an after-tax impact of $0.02 per share. After adjusting for this gain, and a similar $7.5 million pre-tax gain in the first quarter of 1995, noninterest income for year-to-date 1996 increased by $17.4 million or 14.2% over the year-ago period.

Noninterest Expenses
   Noninterest expenses totaled $245.4 million for year-to-date 1996, up $8.6 million or 3.6% from the year-ago period, and was $124.6 million for the second quarter of 1996, up $5.7 million or 4.8% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). Year-to-date noninterest expenses consisted of salaries & benefits of $131.9 million, up $6.1 million or 4.9%, and nonpersonnel expense of $113.5 million, up $2.5 million or 2.2%. Quarterly noninterest expenses consisted of salaries & benefits of $63.9 million, up only $265 thousand or 0.4%, and nonpersonnel expense of $60.7 million, up $5.4 million or 9.7%. The components of the increases in salaries & benefits and in nonpersonnel expense are discussed below.
   Salary & benefits expense, exclusive of additions to staff directly related to increased lending activities, was reduced in the first half of 1996 by $4.9 million from the year-ago period with most of the decrease due to attrition and planned reductions in staff resulting from Project VISION's process redesign. This favorable effect was more than offset by additional expenses related primarily to increased activities in several of FSCO's business lines during the first half of 1996. Salary & benefits expense increased by $7.1 million as a result of mortgage lending activities which were particularly strong during the first half of the year. Contract labor expenses rose by $2.8 million as nonrecurring Project VISION implementation costs were recognized. Insurance expense increased by $700 thousand due to higher insurance sales activities, while retirement plan expense rose $400 thousand due to higher actuarial expenses.
   Project VISION has had, and will have, a direct impact on FSCO's staffing levels as full-time equivalent employees totaled 7,003 at June 30, 1996, down 752 or 9.7% from one year ago, and down 527 or 7.0% from year-end 1995.
   Most nonpersonnel expenses will begin to benefit from Project VISION initiatives during the second half of 1996. However, certain noninterest expense categories benefited selectively from reduced levels of expenditures and process redesign during the first half of 1996. These included consulting fees, employee expenses, and legal costs which decreased an aggregate of $3.8 million, and stationery & supplies, travel, and memberships where the combined increase was limited to only $341 thousand or 2%.
   Some nonpersonnel expenses were impacted by other factors during the first half of 1996. Advertising expense increased $731 thousand as a result of major advertising campaigns during 1996. Bankcard interbank interchange fees rose $1.9 million from higher volumes. FDIC expense decreased by $8.4 million to $1.6 million which is the statutory minimum for well capitalized financial institutions. Occupancy and furniture & equipment expenses increased a combined $2.2 million due to FSCO's increased levels of capital investments. Nonrecurrence in 1996 of recoveries and other favorable expense events generated in 1995 caused other real estate ("ORE") losses to increase by $753 thousand and other expenses to increase by $4.7 million.
   Although FSCO experienced an increase in noninterest expenses, its operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) declined to 62.70% for year-to-date 1996, an improvement of 282 basis points from the year-ago period, and dropped to 61.44% for the second quarter of 1996, an improvement of 379 basis points from the year-ago quarter. After adjusting for the effect of the gains on the bulk sale of loan servicing rights in 1996 and 1995, the "adjusted" operating expense ratios in 1996 were 63.10% for the year to date and 62.20% for the second quarter, improved from 66.91% and 65.23% in 1995 respectively.

ANALYSIS OF FINANCIAL CONDITION

Summary
   As of June 30, 1996, FSCO continued to maintain strong asset quality and liquidity, and strengthen its well-capitalized position, as compared with June 30, 1995 and December 31, 1995.
   FSCO's assets totaled $13.0 billion at June 30, 1996, up $610 million or 4.9% from one year ago, and essentially unchanged from year-end 1995. Total interest-earning assets were $11.7 billion at quarter end, up $383 million or 3.4% from one year ago, but down $72 million or 0.6% from the year end (see:
MDA "Interest-Earning Assets and Asset Quality").
   Intangible assets were $158 million at June 30, 1996, up $12 million or 8.4% from one year ago, and up $9 million or 5.9% from year-end 1995, due to increased originated mortgage servicing rights from higher loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.
   FSCO's liabilities totaled $12.0 billion at June 30, 1996, up $546 million or 4.8% from one year ago, but essentially unchanged from year-end 1995.
Total interest-bearing liabilities were $9.8 billion at quarter end, up $370 million or 3.9% from one year ago, but essentially unchanged from the year end (see: MDA "Liquidity").
   Stockholders' equity in FSCO increased to $1.1 billion at June 30, 1996, up $64 million or 6.5% from one year ago, and up $24 million or 2.4% from year-end 1995 (see: MDA "Stockholders' Equity and Capital Adequacy").
   FSCO's financial condition is discussed in greater detail in the following MDA sections: "Interest-Earning Assets and Asset Quality"; "Asset / Liability Management"; and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS and ASSET QUALITY

Securities
   FSCO manages its securities available for sale portfolio within policies which are designed to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and/or repurchase agreement activities. FSCO's investment strategy remains flexible and carefully reviewed by management, shifting periodically in response to changing conditions. The average life of the securities portfolio is relatively short, providing a constant cash flow from maturing assets. With the exception of U.S. Government and U.S. Government-sponsored agencies, FSCO had no concentrations of securities from any single issuer that constituted 10% or more of stockholders' equity at June 30, 1996.
   In December, 1995, FSCO took advantage of a one-time opportunity provided by SFAS 115 supplemental guidance to reposition its securities portfolios by transferring all of its held to maturity securities to the available for sale portfolio. This repositioning provides FSCO the flexibility to manage its entire securities portfolio consistently with balance sheet needs and market opportunities.
   FSCO's securities available for sale were $2.7 billion at June 30, 1996, up $629 million or 30.2% from one year ago, and up $92 million or 3.5% from year-end 1995 (see: Financial Statements "Consolidated Balance Sheets").

Loans
   FSCO's borrowers reside primarily in the states where FSCO has its banking offices and in markets contiguous to those states. FSCO's lending is generally concentrated in small- and medium-sized businesses and consumers. There is substantial economic diversification across FSCO's six-state region, which along with the customer mix, provides excellent natural diversification for FSCO's various loan portfolios. FSCO has a high quality loan portfolio and has policies and procedures in place designed to maintain high quality. These policies and procedures include underwriting standards for new credits and continuous monitoring and reporting of loan quality, coupled with continuous analysis to determine the adequacy of the reserve for loan losses.
   FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, totaled a record $8.7 billion at June 30, 1996, up $360 million or 4.3% from one year ago, and up $401 million or 4.8% from year-end 1995 (see: MDA Supplemental Tables "Loans Outstanding" and "Financial Highlights"). The increase from one year ago was due to increases in leases, commercial loans, and real estate secured loans. The ratio of loans to total assets was 66.86% at quarter end, compared with 67.25% one year ago and 63.79% at year end.
   The components of FSCO's loan portfolio at June 30, 1996, compared with June 30, 1995, and December 31, 1995, respectively, included:
   * Commercial loans were $2.0 billion, up $134 million or 7.0% from one year ago, and up $94 million or 4.8% from year end. The growth from one year ago was due primarily to an ongoing broad-based business expansion in FSCO's market areas with increases in loans of all sizes.
   * Real estate secured loans were $3.4 billion, up $123 million or 3.7% from one year ago, and up $93 million or 2.8% from year end. This growth was due to increases in 1-4 family residential home equity and construction loans, and commercial term and construction loans. For balance sheet management purposes, FSCO does not retain all newly-originated fixed-rate mortgage loans but sells a portion to secondary markets.
   * Consumer loans were $2.7 billion, down $125 million or 4.5% from one year ago, but up $26 million or 1.0% from year end. The decrease from one year ago was due to the July 31, 1995 securitization and sale of $251 million of direct and indirect auto loans, while the increase from year end was due to seasonal factors. FSCO remains the leading consumer lender in its primary market area.

Problem Assets and Potential Problem Assets
   Strong asset quality continues to be a primary objective for FSCO. FSCO's interest-earning asset quality remained excellent at June 30, 1996. However, it has been FSCO's experience that economic cycles and loan-specific events cause fluctuations in problem assets, sometimes with little or no warning.
   Problem assets were $47.5 million at June 30, 1996, up $13.4 million or 39.2% from one year ago, and up $7.4 million or 18.6% from year-end 1995 (see:
MDA Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). These increases were due primarily to one large credit in the commercial loan portfolio and several smaller credits in the 1-4 family residential mortgage portfolio. The ratio of total problem assets to total loans and ORE was 0.54% at quarter end, indicating the continuing high quality of FSCO's interest-earning assets, although up from 0.41% one year ago, and up from 0.48% at year end.
   The components of FSCO's problem assets at June 30, 1996, compared with June 30, 1995, and December 31, 1995, respectively, included:
   * Nonaccruing loans were $25.2 million, up $6.5 million or 34.5% from one year ago, and up $2.7 million or 12.1% from year end. These increases were primarily due to a large agricultural credit in the third quarter of 1995.
The ratio of nonaccruing loans to total loans was 0.29%, up from 0.22% one year ago, and up from 0.27% at year end.
   * ORE and other foreclosed assets were $5.7 million, up $1.3 million or 30.5% from one year ago, and up $1.5 million or 37.0% from year end. These increases were primarily in 1-4 family residential properties, most of which were employee residences acquired in connection with Project VISION relocations. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $16.7 million, up $5.6 million or 50.4% from one year ago, and up $3.2 million or 23.8% from year end. These increases were mainly in consumer loans, and to a lesser extent, commercial loans and real estate secured loans.
   Potential problem loans identified by FSCO were $23.5 million at June 30, 1996, up $3.9 million or 19.6% from one year ago, and up $11.2 million or 90.9% from year-end 1995. These increases were primarily in commercial loans. Potential problem loans consisted primarily of commercial and agricultural loans.

Reserve For Loan Losses
   It is FSCO's philosophy to maintain a conservative balance sheet, including its reserve for loan losses. FSCO carefully considers actual and potential fluctuations in problem assets in the analysis and establishment of its reserve. The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks and regulatory and accounting guidelines. The reserve was discussed in greater detail in FSCO's 1995 Form 10-K Annual Report: "Interest-Earning Assets and Asset Quality - Reserve For Loan Losses".
   The reserve for loan losses was increased to $133.7 million at June 30, 1996, up $3.3 million or 2.5% from one year ago, and up $3.7 million or 2.8% from year-end 1995 as FSCO management chose to build the reserve in response to loan growth in the first half of 1996 (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses").
Based on its analysis of reserve adequacy, FSCO's management considered the reserve for loan losses at June 30, 1996 to be adequate to cover potential losses in the foreseeable future.
   The "coverage" ratio of the reserve to nonaccruing loans was 531.35% at June 30, 1996, down from 697.19% one year ago, and down from 579.06% at year-end 1995, while the ratio of the reserve to total loans was 1.53% at quarter end, down slightly from the 1.56% one year ago and at year end (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios").
   Net loans charged off against the reserve totaled $15.5 million for year-to-date 1996, up $5.5 million or 54.6% from the year-ago period, and were $7.5 million for the second quarter of 1996, up $2.5 million or 50.9% from the year-ago quarter (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). The higher net loans charged off were the result of higher consumer and credit card losses and lower commercial recoveries. FSCO's consumer and credit card losses were higher, mirroring national trends in delinquencies and losses. FSCO raised its underwriting standards during 1995 to return its delinquency and loss patterns to more historical FSCO levels. While recoveries on commercial and real estate term loans have had a major positive impact on FSCO's overall net loans charged off in the last few years, FSCO does not expect that these levels of recoveries will continue.
   The ratio of net loans charged off to average loans remained at a low 0.37% for year-to-date 1996, up from 0.25% for the year-ago period and 0.30% for all of 1995, and 0.35% for the second quarter of 1996, up from 0.24% for the year-ago quarter.
   The reserve for loan losses is adjusted by means of the provision for loan losses when replenishment of, or additions to, the reserve is considered appropriate.

Provision For Loan Losses
   The provision for loan losses totaled $19.2 million for year-to-date 1996, up $12.7 million or 192.0% from the year-ago period, and was $10.5 million for the second quarter of 1996, up $6.8 million or 180.7% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"; MDA "Reserve For Loan Losses"; and MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases were due partially to higher net loans charged off resulting from higher consumer and credit card losses and lower commercial recoveries. FSCO's management elected to increase the provision to $3.0 million over net loans charged off in the second quarter of 1996 and thereby build the reserve for loan losses in response to loan growth.

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

Liquidity
   FSCO maintains an adequate liquidity position in large part through stable deposits generated from its wide-spread branch network, the prudent usage of debt, and from a high quality securities portfolio (see: MDA "Interest-Earning Assets and Asset Quality"). Maturing balances in the large loan portfolios, and the sale or securitization of assets, are also important sources of medium to long term liquidity.
   Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; and bank note issuances by FSCO's subsidiary banks.
   Deposits totaled $8.9 billion at June 30, 1996, up $293 million or 3.4% from one year ago, and up $111 million or 1.3% from year-end 1995. (see:
Financial Statements "Consolidated Balance Sheets"; and MDA Supplemental Tables "Rate / Volume Analysis"). This increase occurred as FSCO placed renewed emphasis on its deposit gathering functions. The ratio of loans to deposits was 98.11% at quarter end, up from 97.27% one year ago, and up from 94.77% at year end.
   Debt, which included short-term borrowings and long-term debt, totaled $2.8 billion at June 30, 1996, up $186 million or 7.2% from one year ago, but down $146 million or 5.0% from year-end (see: Financial Statements "Consolidated Balance Sheets"). Debt was decreased as loan sales, securitizations, and repayments have largely offset loan originations, so that deposit growth exceeded net loan growth and supported a reduction of debt.
   The components of FSCO's debt at June 30, 1996, compared with June 30, 1995, and December 31, 1995, respectively, included:
   * Federal funds purchased and securities sold under repurchase agreements were $1.8 billion, up $64 million or 3.7% from one year ago, but down $141 million or 7.3% from year end.
   * All other short-term borrowed funds were $253 million, up $65 million or 34.5% from one year ago, but down $8 million or 3.2% from year end.
   * Long-term debt was $724 million, up $57 million or 8.5% from one year ago, but essentially unchanged from year end.
   The changes in short-term borrowings and long-term debt reflect the July 1995 issuance of $125 million of subordinated notes, offset by maturing debt changing from long term to short term in the amounts of $165.5 million since June 30, 1995 and $148.3 million since year end.
   During the second quarter of 1996, FSCO filed a registration statement with the Securities and Exchange Commission covering up to $600 million of unspecified securities to be issued and offered from time to time on a delayed basis.

Interest Rate Risk
   Many of FSCO's strategic ALCO actions in the first six months of 1996 continued to focus on maintaining acceptable liquidity levels and on maintaining a position of minimal interest rate risk exposure while ongoing actions included an emphasis on deposit gathering functions and taking advantage of various lending opportunities throughout FSCO's market areas.
   FSCO has used off-balance sheet derivative products for many years in managing interest rate risk and in the trading account. The components of FSCO's off-balance sheet derivative products were discussed in greater detail in FSCO's 1995 Form 10-K Annual Report: "Asset / Liability Management". As of June 30, 1996, the notional amount of derivatives held for interest rate risk management purposes was $924 million, down $283 million from year-end 1995, while the notional amount of derivatives held for the trading account was $8.6 billion, down $2.1 billion from year-end 1995. During the second quarter of 1996, $250 million in interest rate swaps were acquired to balance the increases in fixed rate funding with FSCO's floating rate loan growth. Additionally, decreases in notional principal were $518 million due to the maturity of several derivative instruments during the first half of 1996.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY

   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established, including year-to-date 1996. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels. FSCO's goal for its minimum tangible common equity to assets ratio is 7.00%.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of securities available for sale. These fluctuations are shown in the "Net unrealized gain (loss) on securities available for sale" component of equity.
   Stockholders' equity in FSCO increased to $1.1 billion at June 30, 1996, up $64 million or 6.5% from one year ago and up $24 million or 2.4% from year-end 1995 (see: Financial Statements "Consolidated Balance Sheets"). This growth was due to earnings, partially offset by volatility in the SFAS 115 net unrealized gain (loss) on securities available for sale which decreased $9.8 million from one year ago and $27.2 million from year end.
   The ratio of stockholders' equity to total assets was 8.09% at June 30, 1996, up from 7.97% one year ago and 7.90% at year-end 1995 (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios"). At the same time, the ratio of tangible common equity to tangible total assets was 6.96%, up from 6.87% one year ago and 6.84% at year end.
   FSCO's risk-based capital ratios (see: MDA Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios") at June 30, 1996, compared with June 30, 1995, and December 31, 1995, respectively, were:
   * Tier 1 ("well capitalized" = 6.00% or above) at 10.29%, compared with 10.12% one year ago, and 10.35% at year end.
   * Total Capital ("well capitalized" = 10.00% or above) at 13.65%, compared with 12.22% one year ago, and 13.86% at year end.
   * Leverage ("well capitalized" = 5.00% or above) at 7.50%, up from 7.20% one year ago, and 7.12% at year end.

COMMON STOCK

   On April 22, 1996, FSCO declared a regular quarterly common stock cash dividend of $0.21 per share (see: MDA Supplemental Tables "Financial Highlights"). The cash dividend was paid on June 3, 1996, to shareholders of record on May 17, 1996. This equates to an annual dividend rate of $0.84 per share. At the market closing price of $24.37 per share on Friday, April 19, 1996 (the last market day before the announcement of the dividend), the annual dividend yield on FSCO common stock was 3.45%.
   On July 29, 1996, FSCO also declared a regular quarterly common stock cash dividend of $0.21 per share. The cash dividend is payable on September 3, 1996, to shareholders of record on August 9, 1996. This equates to an annual dividend rate of $0.84 per share. At the market closing price of $25.625 per share on Friday, July 26, 1996 (the last market day before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been approximately 3.28%.
   For over 61 consecutive years, FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   First Security Corporation's common stock is traded on the NASDAQ/NMS under the symbol "FSCO".

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   On June 21, 1996, FSCO's two largest subsidiaries, First Security Bank of Utah, N.A. and First Security Bank of Idaho, N.A., merged to become one legal entity - First Security Bank, N.A.. The decision to combine the charters of these two banks was announced in 1995 during Project VISION, and is part of FSCO's goal of becoming a "virtual bank" in which all of FSCO's banks will be managed as a single entity. This reorganization will have both expenses and cost savings associated with it.
   FSCO has completed no acquisitions since May 31, 1995.

PROJECT "VISION" - FSCO'S CUSTOMER FOCUSED CORPORATE REDESIGN PROGRAM

   FSCO continued its successful implementation of Project VISION, a comprehensive corporate redesign that includes a major restructuring of FSCO to better meet customers' needs, and to increase efficiency, performance, and shareholder value. Implementation of Project VISION is proceeding on schedule and is having a positive impact on earnings in the areas of noninterest expenses and revenue enhancements.
   The favorable impact of the Project VISION ideas implemented during the first half of 1996 is approximately $0.075 (7.5 cents) per share. On a full year run-rate basis, the favorable impact of the Project VISION ideas already implemented would be approximately $0.25 per share.
   Project VISION has had, and will have, a direct impact on FSCO's staffing levels as full-time equivalent employees totaled 7,003 at June 30, 1996, down 752 or 9.7% from one year ago, and down 527 or 7.0% from year-end 1995.

NATIONAL & REGIONAL ECONOMY

   Economic growth nationwide strengthened in the second quarter of 1996, with real growth reaching 4.2% in what was essentially a fully employed economy. New job gains averaged 265,000 for the quarter, up from 200,000 in the first quarter. The employment increases facilitated significant output expansion, part of which was added to inventories in anticipation of continued robust consumer buying. Despite higher interest rates, sales of automobile, home, and other consumer durable goods have been firm.
   With relatively strong economic growth expected to continue in the third quarter, financial market concerns have focused on the possibility of rising wage inflation. While current wage increases near 3% remain relatively moderate, embedded wage inflation is more difficult to contain than commodity-based price increases. The Federal Reserve is carefully evaluating the inflationary potential and their approximate course for monetary policy. It now appears that the interest-rate structure in the second half of 1996 will remain rather stable, with little chance of significant increases.
   The Intermountain regional economy recorded an excellent second quarter, and prospects for the remainder of 1996 remain highly favorable. Construction activity, both residential and commercial, continues to boom, and several additional large projects have been announced. Job growth across the region has been exceptionally strong. Wage and income growth has been the source of significant sales gains, particularly of homes and autos. In the six state area directly served by First Security banks, the mortgage and credit card delinquency rates are noticeably below the national average, while the combined automobile loan delinquency rate is near the national average.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1996       1996       1995       1995       1995       1996       1995    %Chg
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common Stock Data (A):
Earnings per common share: primary ............      0.56       0.47       0.11       0.51       0.48       1.03       0.95     8.4
Earnings per common share: fully diluted ......      0.55       0.47       0.11       0.51       0.48       1.02       0.95     7.4
Tangible EPCS: fully diluted ..................      0.61       0.52       0.15       0.56       0.52       1.13       1.04     8.7
Dividends paid per common share ...............      0.21       0.21       0.19       0.19       0.19       0.42       0.38    10.5
Book value [EOP] ..............................     13.97      13.75      13.71      13.57      13.21      13.97      13.21     5.7
Tangible book value [EOP] .....................     11.88      11.68      11.72      11.64      11.27      11.88      11.27     5.4
Market price (bid) [EOP] ......................     24.00      27.75      25.33      20.92      18.67      24.00      18.67    28.5
  High bid for the period .....................     27.63      27.75      25.33      22.17      19.09      27.75      19.09    45.4
  Low bid for the period ......................     22.88      23.17      20.33      18.33      15.33      22.88      14.67    55.9
Market capitalization (mktprice x #shrs) [EOP]  1,811,184  2,092,017  1,903,094  1,569,974  1,398,348  1,811,184  1,398,348    29.5
Market price / book value [EOP] % .............    171.80     201.82     184.76     154.10     141.27     171.80     141.27
Dividend payout ratio (DPCS / EPCS) % .........     37.50      44.68     172.73      36.36      38.89      40.78      38.89
Dividend yield (DPCS / mktprice) [EOP] % ......      3.50       3.03       3.00       3.57       4.00       3.50       4.00
Price / earnings ratio (mktprice / 4 qtrs earn)      14.5x      16.5x      16.2x      10.9x       9.9x      14.5x       9.9x
Common shares [EOP] ...........................    75,466     75,388     75,133     75,059     74,912     75,466     74,912     0.7
Common shares: primary [Avg] ..................    77,216     77,164     76,883     76,466     76,065     77,190     75,958     1.6
Common shares: fully diluted [Avg] ............    77,409     77,360     77,087     76,671     76,274     77,385     76,169     1.6
Preferred shares outstanding [EOP] ............        11         11         11         11         11         11         11     0.0
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income ...............................   239,423    233,112    246,657    234,584    233,068    472,535    453,618     4.2
Interest expense ..............................   113,523    113,336    119,109    114,805    114,466    226,859    225,954     0.4
Net interest income ...........................   125,900    119,776    127,548    119,779    118,602    245,676    227,664     7.9
Fully taxable equivalent (FTE) adjustment .....     1,178      2,333      2,323      2,114      1,874      3,511      3,899   (10.0)
Net interest income, FTE ......................   127,078    122,109    129,871    121,893    120,476    249,187    231,563     7.6
Provision for loan losses .....................    10,505      8,738      7,905      6,587      3,742     19,243      6,590   192.0
Noninterest income (B) ........................    75,714     66,561     66,496     70,092     61,845    142,275    129,904     9.5
Noninterest expenses (B) ......................   124,586    120,852    172,083    121,275    118,929    245,438    236,847     3.6
Provision for income taxes ....................    23,595     20,457      5,227     22,666     21,543     44,052     42,298     4.1
Net income ....................................    42,928     36,290      8,829     39,343     36,233     79,218     71,833    10.3
Preferred stock dividend requirement ..........         8          8          8          9          9         16         18   (11.1)
Common stock dividend .........................    16,021     15,974     14,013     13,996     13,976     31,995     27,957    14.4
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities ....................   150,529    272,443    638,393    484,761    477,560    150,529    477,560   (68.5)
Securities available for sale (C) ............. 2,715,770  2,693,820  2,623,557  2,219,488  2,086,509  2,715,770  2,086,509    30.2
Securities held to maturity (C) ...............         0          0          0    247,493    251,982          0    251,982  (100.0)
Loans, net of unearned income ................. 8,716,400  8,375,060  8,315,095  8,303,049  8,356,657  8,716,400  8,356,657     4.3
Reserve for loan losses .......................  (133,678)  (130,653)  (129,982)  (131,878)  (130,388)  (133,678)  (130,388)    2.5
Total interest-earning assets .................11,674,994 11,486,526 11,746,677 11,454,392 11,291,982 11,674,994 11,291,982     3.4
Other assets .................................. 1,337,700  1,240,155  1,269,093  1,207,536  1,119,216  1,337,700  1,119,216    19.5
Intangible assets .............................   157,582    155,744    148,819    144,964    145,369    157,582    145,369     8.4
Total assets ..................................13,036,598 12,751,772 13,034,607 12,675,014 12,426,179 13,036,598 12,426,179     4.9
Noninterest-bearing deposits .................. 1,857,593  1,787,827  1,884,931  1,857,584  1,748,031  1,857,593  1,748,031     6.3
Interest-bearing deposits ..................... 7,027,120  7,069,406  6,888,711  6,831,503  6,843,356  7,027,120  6,843,356     2.7
Total deposits ................................ 8,884,713  8,857,233  8,773,642  8,689,087  8,591,387  8,884,713  8,591,387     3.4
Short-term borrowed funds ..................... 2,049,074  1,812,218  2,198,689  1,675,498  1,920,093  2,049,074  1,920,093     6.7
Long-term debt ................................   723,728    675,460    720,521    856,550    666,858    723,728    666,858     8.5
Total interest-bearing liabilities ............ 9,799,922  9,557,084  9,807,921  9,363,551  9,430,307  9,799,922  9,430,307     3.9
Other liabilities .............................   324,238    369,766    311,183    434,305    257,349    324,238    257,349    26.0
Minority equity in subsidiaries ...............       319        315        309        304        298        319        298     7.0
Preferred stockholders' equity ................       553        563        571        589        594        553        594    (6.9)
Common stockholders' equity ................... 1,053,973  1,036,217  1,029,692  1,018,681    989,600  1,053,973    989,600     6.5
Parent company investment in subsidiaries ..... 1,117,599  1,090,036  1,071,320  1,057,376  1,030,242  1,117,599  1,030,242     8.5
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial ..................................    10,171     11,670      9,158     11,046      5,501     10,171      5,501    84.9
  Real estate term ............................    12,965     11,703     10,430     11,831     10,047     12,965     10,047    29.0
  Real estate construction ....................     1,556      1,609      2,349      1,278      1,637      1,556      1,637    (4.9)
  Consumer ....................................       144         95        110         75         85        144         85    69.4
  Leases ......................................       322        333        400      1,151      1,432        322      1,432   (77.5)
Total nonaccruing loans .......................    25,158     25,410     22,447     25,381     18,702     25,158     18,702    34.5
ORE & other foreclosed assets .................     5,663      5,209      4,134      4,472      4,340      5,663      4,340    30.5
Total nonperforming assets ....................    30,821     30,619     26,581     29,853     23,042     30,821     23,042    33.8
Accruing loans past due 90 days or more .......    16,656     13,501     13,455     11,515     11,076     16,656     11,076    50.4
Total problem assets ..........................    47,477     44,120     40,036     41,368     34,118     47,477     34,118    39.2
Potential problem assets ......................    23,513      7,595     12,319     17,223     19,652     23,513     19,652    19.6
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees ................     7,003      7,088      7,530      7,758      7,755      7,003      7,755    (9.7)
Domestic bank offices (D):
  First Security Bank (FSB Utah + FSB Idaho) ..       209        218        218        215        215        209        215    (2.8)
  FSB New Mexico ..............................        28         26         27         27         27         28         27     3.7
  FSB Oregon ..................................        13         13         13         13         13         13         13     0.0
  FSB Nevada ..................................         7          8          8          8          6          7          6    16.7
  FSB Wyoming .................................         6          6          6          6          6          6          6     0.0
Total domestic bank offices ...................       263        271        272        269        267        263        267    (1.5)
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period.  Avg: Average.  EPCS: Earnings Per Common Share.  DPCS: Dividends Per Common Share.  NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in
    February 1996.
(B) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights".  Per SFAS 122, prior periods have been reclassified where necessary.
(C) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.
(D) On June 21, 1996, FSB Utah and FSB Idaho merged to become First Security Bank, N.A.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1996       1996       1995       1995       1995       1996       1995    %Chg
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities ....................   172,737    328,072    637,492    294,378    345,158    250,405    510,415   (50.9)
Securities available for sale (C) ............. 2,725,110  2,609,266  2,330,460  2,096,740  2,042,127  2,667,188  2,011,377    32.6
Securities held to maturity (C) ...............         0          0    173,374    243,993    238,637          0    243,030  (100.0)
Loans, net of unearned income ................. 8,534,146  8,254,010  8,212,849  8,207,753  8,233,243  8,394,078  8,182,993     2.6
Reserve for loan losses .......................  (130,816)  (130,063)  (131,138)  (130,358)  (131,321)  (130,440)  (132,528)   (1.6)
Deferred taxes on leases ......................  (166,840)  (164,953)  (162,656)  (160,855)  (160,041)  (165,896)  (161,520)    2.7
Total int-earning assets - defer tax on leases 11,359,959 11,174,290 11,359,039 10,932,739 10,825,695 11,267,125 10,883,288     3.5
Other assets .................................. 1,164,633  1,115,502  1,437,133  1,045,896  1,003,232  1,140,067    993,893    14.7
Intangible assets .............................   157,979    150,022    145,665    141,780    148,187    154,001    156,102    (1.3)
Total assets ..................................12,718,595 12,474,704 12,648,043 12,150,912 12,005,834 12,596,649 12,062,275     4.4
Noninterest-bearing deposits .................. 1,755,868  1,708,154  1,761,612  1,690,536  1,585,255  1,732,011  1,564,740    10.7
Interest-bearing deposits ..................... 7,019,739  6,938,872  6,899,375  6,887,306  6,766,077  6,979,306  6,595,786     5.8
Total deposits ................................ 8,775,607  8,647,026  8,660,987  8,577,842  8,351,332  8,711,317  8,160,526     6.7
Short-term borrowed funds ..................... 1,918,772  1,817,625  1,934,202  1,534,440  1,761,411  1,868,199  2,053,116    (9.0)
Long-term debt ................................   691,766    691,535    755,457    791,348    682,382    691,651    683,434     1.2
Total interest-bearing liabilities ............ 9,630,277  9,448,032  9,589,034  9,213,094  9,209,870  9,539,156  9,332,336     2.2
Other liabilities .............................   286,857    273,040    257,850    237,052    235,550    279,948    217,788    28.5
Minority equity in subsidiaries ...............       312        311        308        300        291        311        283     9.9
Preferred stockholders' equity ................       557        566        583        593        603        562        610    (7.9)
Common stockholders' equity ................... 1,044,724  1,044,601  1,038,656  1,009,339    974,265  1,044,661    946,518    10.4
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning of period ..   130,653    129,982    131,878    130,388    131,603    129,982    133,855    (2.9)
Loans (charged off):
  Commercial ..................................    (1,989)    (1,139)    (1,574)      (954)      (726)    (3,128)    (1,800)   73.8
  Real estate term ............................      (186)      (145)    (1,803)      (103)      (573)      (331)    (1,267)  (73.9)
  Real estate construction ....................       (19)         0         (6)         0         (1)       (19)       (94)  (79.8)
  Consumer instalment .........................    (8,658)   (10,053)    (9,151)    (7,319)    (8,008)   (18,711)   (17,433)    7.3
  Consumer credit card ........................    (3,054)    (2,992)    (2,884)    (2,464)    (2,291)    (6,046)    (4,738)   27.6
  Leases ......................................       285       (796)      (358)         1       (600)      (511)      (600)  (14.8)
Total loans (charged off) .....................   (13,621)   (15,125)   (15,776)   (10,839)   (12,199)   (28,746)   (25,932)   10.9
Recoveries on loans charged off:
  Commercial ..................................       930      1,641      1,469      1,215      2,216      2,571      4,628   (44.4)
  Real estate term ............................       511        709        239        399        560      1,220      2,325   (47.5)
  Real estate construction ....................         8          7         68         43         30         15         52   (71.2)
  Consumer instalment .........................     4,040      4,133      3,658      3,178      3,843      8,173      7,773     5.1
  Consumer credit card ........................       526        535        525        500        553      1,061      1,057     0.4
  Leases ......................................       126         33         16        407         40        159         40   297.5
Total recoveries of loans charged off .........     6,141      7,058      5,975      5,742      7,242     13,199     15,875   (16.9)
Net loans (charged off) recovered .............    (7,480)    (8,067)    (9,801)    (5,097)    (4,957)   (15,547)   (10,057)   54.6
Provision for loan losses .....................    10,505      8,738      7,905      6,587      3,742     19,243      6,590   192.0
Reserve for loan losses, end of period ........   133,678    130,653    129,982    131,878    130,388    133,678    130,388     2.5
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets (ROAA) ...............      1.36       1.17       0.28       1.28       1.21       1.26       1.20
Tangible ROAA .................................      1.51       1.30       0.37       1.42       1.35       1.41       1.35
Return on average stockholders' equity (ROAE) .     16.52      13.97       3.37      15.46      14.91      15.24      15.29
Tangible ROAE .................................     21.43      17.94       5.21      19.64      19.34      19.68      20.27
Net interest margin, FTE ......................      4.47       4.37       4.57       4.46       4.45       4.42       4.26
Net interest spread, FTE ......................      3.75       3.63       3.80       3.68       3.71       3.69       3.57
Operating expense ratio (B)
  (nonint exp / (net int inc FTE + nonint inc))     61.44      64.05      87.63      63.17      65.23      62.70      65.52
Productivity ratio (nonint exp / avg assets)(B)      3.94       3.90       5.40       3.96       3.97       3.92       3.96
Stockholders' equity / assets [EOP] ...........      8.09       8.13       7.90       8.04       7.97       8.09       7.97
Stockholders' equity / assets [Avg] ...........      8.22       8.38       8.22       8.31       8.12       8.30       7.85
Tangible common equity / tangible assets [EOP]       6.96       6.99       6.84       6.97       6.87       6.96       6.87
Loans / deposits [EOP] ........................     98.11      94.56      94.77      95.56      97.27      98.11      97.27
Loans / assets [EOP] ..........................     66.86      65.68      63.79      65.51      67.25      66.86      67.25
Reserve for loan losses [EOP] /:
  Total loans .................................      1.53       1.56       1.56       1.59       1.56       1.53       1.56
  Nonaccruing loans ...........................    531.35     514.18     579.06     519.59     697.19     531.35     697.19
  Nonaccruing + accruing loans past due 90 days    319.70     335.77     362.05     357.43     437.87     319.70     437.87
Nonaccruing loans / total loans ...............      0.29       0.30       0.27       0.31       0.22       0.29       0.22
Nonaccruing + accr loans past due / total loans      0.48       0.46       0.43       0.44       0.36       0.48       0.36
Nonperforming assets /:
  Total loans + ORE ...........................      0.35       0.37       0.32       0.36       0.28       0.35       0.28
  Total assets ................................      0.24       0.24       0.20       0.24       0.19       0.24       0.19
  Total equity ................................      2.92       2.95       2.58       2.93       2.33       2.92       2.33
  Total equity + reserve for loan losses ......      2.59       2.62       2.29       2.59       2.06       2.59       2.06
Problem assets /:
  Total loans + ORE ...........................      0.54       0.53       0.48       0.50       0.41       0.54       0.41
  Total assets ................................      0.36       0.35       0.31       0.33       0.27       0.36       0.27
  Total equity ................................      4.50       4.26       3.89       4.06       3.45       4.50       3.45
  Total equity + reserve for loan losses ......      4.00       3.78       3.45       3.59       3.04       4.00       3.04
Net loans charged off / average loans .........      0.35       0.39       0.47       0.25       0.24       0.37       0.25
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Risk-Based Capital Ratios:                           FSC                    FSB        FSB        FSB        FSB
As of June 30, 1996                            Consolidate  FSBank(D) NewMexico     Oregon     Nevada    Wyoming
- - ---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Leverage ratio (%) ............................      7.50       7.50       6.34       9.11       7.52       7.67
Tier 1 risk-based capital ratio (%) ...........     10.29       9.77      12.93      10.95      10.98      11.59
Total (Tier 1+2) risk-based capital ratio (%) .     13.65      11.49      14.19      12.20      12.24      12.85
Tier 1 capital ................................   972,419    774,816    106,985     38,790     29,397     16,368
Total (Tier 1 + Tier 2) capital ............... 1,290,787    910,964    117,429     43,226     32,773     18,146
Total risk-based assets - loan loss reserve ... 9,454,121  7,930,742    827,509    354,317    267,796    141,248
============================================== ========== ========== ========== ========== ========== ========== ========== =======



Notes:
EOP: End Of Period.  Avg: Average.  EPCS: Earnings Per Common Share.  DPCS: Dividends Per Common Share.  NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in
    February 1996.
(B) On July 1, 1995, FSCO adopted SFAS 122, "Accounting for Mortgage Servicing Rights".  Per SFAS 122, prior periods have been reclassified where necessary.
(C) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.
(D) On June 21, 1996, FSB Utah and FSB Idaho merged to become First Security Bank, N.A.

FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
(Fully taxable equivalent; in thousands; unaudited)

For the Three Months Ended June 30, 1996 and 1995
        Average Balance  Yield/Rate %                                               Interest Inc/Exp (A)  Change   Changes Due To:
       1996        1995   1996   1995                                                    1996      1995  1996-95   Volume   Rate(B)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
                                       Loans, net of unearned income and
  8,367,306   8,073,202   9.23   9.50 .  deferred taxes on leases (C) ..............  193,068   191,788    1,280    6,987   (5,707)
     84,693     125,195   5.05   5.97 .Federal funds sold & securities purchased ...    1,070     1,869     (799)    (605)    (194)
     10,113       1,376   5.81   3.49 .Interest-bearing deposits in other banks.....      147        12      135       76       59
    172,737     345,158   4.68   6.17 .Trading account securities ..................    2,022     5,324   (3,302)  (2,660)    (642)
  2,725,110   2,042,127   6.50   6.12 .Securities available for sale ...............   44,294    31,226   13,068   10,443    2,625
          0     238,637   0.00   7.92 .Securities held to maturity .................        0     4,723   (4,723)  (4,723)       0
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 11,359,959  10,825,695   8.47   8.68  TOTAL INTEREST-EARNING ASSETS / INCOME         240,601   234,942    5,659    9,518   (3,859)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-bearing deposits:
  1,045,674   1,063,570   1.91   1.97 .Interest-bearing demand accounts ............    4,991     5,238     (247)     (88)    (159)
  2,582,513   2,294,050   3.58   3.83 .Savings & money market accounts .............   23,102    21,940    1,162    2,759   (1,597)
    702,279     765,741   5.64   6.11 .Time deposits of $100,000 or more ...........    9,897    11,689   (1,792)    (969)    (823)
  2,689,273   2,642,716   5.77   5.70 .Other time deposits .........................   38,819    37,668    1,151      664      487
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  7,019,739   6,766,077   4.38   4.52  TOTAL INTEREST-BEARING DEPOSITS                 76,809    76,535      274    2,366   (2,092)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  1,644,295   1,579,470   4.94   5.80 .Federal funds purchased & securities sold ...   20,299    22,885   (2,586)     939   (3,525)
    274,477     181,941   6.23   6.53 .Other short-term borrowings .................    4,274     2,968    1,306    1,510     (204)
    691,766     682,382   7.02   7.08 .Long-term debt ..............................   12,141    12,078       63      166     (103)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,630,277   9,209,870   4.72   4.97  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   113,523   114,466     (943)   4,981   (5,924)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.47   8.68 .Interest income / earning assets
                          4.00   4.23 .Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.47   4.45 .Net interest income / earning assets ........  127,078   120,476    6,602    4,537    2,065
                                       Less fully taxable equivalent adjustment ....    1,178     1,874     (696)
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED INCOME STATEMENTS               125,900   118,602    7,298
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

For the Six Months Ended June 30, 1996 and 1995
        Average Balance  Yield/Rate %                                               Interest Inc/Exp (A)  Change   Changes Due To:
       1996        1995   1996   1995                                                    1996      1995  1996-95   Volume   Rate(B)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
                                       Loans, net of unearned income and
  8,228,182   8,021,473   9.24   9.25 .  deferred taxes on leases (C) ..............  379,992   371,063    8,929    9,562     (633)
    110,443      95,537   5.26   5.88 .Federal funds sold & securities purchased ...    2,903     2,807       96      438     (342)
     10,907       1,456   6.31   4.12 .Interest-bearing deposits in other banks.....      344        30      314      195      119
    250,405     510,415   5.25   5.28 .Trading account securities ..................    6,568    13,463   (6,895)  (6,858)     (37)
  2,667,188   2,011,377   6.47   6.02 .Securities available for sale ...............   86,239    60,494   25,745   19,724    6,021
          0     243,030   0.00   7.95 .Securities held to maturity .................        0     9,660   (9,660)  (9,660)       0
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 11,267,125  10,883,288   8.45   8.41  TOTAL INTEREST-EARNING ASSETS / INCOME         476,046   457,517   18,529   13,401    5,128
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-bearing deposits:
  1,066,884   1,071,188   1.86   1.96 .Interest-bearing demand accounts ............    9,948    10,521     (573)     (42)    (531)
  2,527,133   2,324,980   3.64   3.70 .Savings & money market accounts .............   45,986    43,070    2,916    3,745     (829)
    690,852     675,516   5.74   5.91 .Time deposits of $100,000 or more ...........   19,837    19,964     (127)     453     (580)
  2,694,437   2,524,102   5.83   5.46 .Other time deposits .........................   78,522    68,968    9,554    4,654    4,900
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  6,979,306   6,595,786   4.42   4.32  TOTAL INTEREST-BEARING DEPOSITS                154,293   142,523   11,770    8,810    2,960
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  1,592,059   1,874,812   5.00   5.69 .Federal funds purchased & securities sold ...   39,771    53,385  (13,614)  (8,051)  (5,563)
    276,140     178,304   6.63   6.56 .Other short-term borrowings .................    9,151     5,846    3,305    3,208       97
    691,651     683,434   6.84   7.08 .Long-term debt ..............................   23,644    24,200     (556)     291     (847)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,539,156   9,332,336   4.76   4.84  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   226,859   225,954      905    4,258   (3,353)
- - ----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.45   8.41 .Interest income / earning assets
                          4.03   4.15 .Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.42   4.26 .Net interest income / earning assets ........  249,187   231,563   17,624    9,143    8,481
                                       Less fully taxable equivalent adjustment ....    3,511     3,899     (388)
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED INCOME STATEMENTS               245,676   227,664   18,012
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

Notes:
(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1996 and 1995.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
(C) Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $7,082 and $5,671 for the 1996 and 1995 quarters, respectively, and $12,095 and $10,174 for the 1996 and 1995 year-to-date periods, respectively.


FIRST SECURITY CORPORATION
LOANS, NET OF UNEARNED INCOME
(in thousands; unaudited)
                                               June 30, 1996  December 31, 1995      June 30, 1995
                                                      %Total             %Total             %Total  Jun/Jun
                                              Balance  Loans     Balance  Loans     Balance  Loans     %Chg
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial ..................  1,634,451   18.8   1,559,533   18.8   1,548,072   18.5      5.6
Agricultural .............................    290,950    3.3     280,179    3.4     290,559    3.5      0.1
Other commercial .........................    120,343    1.4     112,073    1.3      72,623    0.9     65.7
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      2,045,744   23.5   1,951,785   23.5   1,911,254   22.9      7.0
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1-4 family residential: term .............  1,507,387   17.3   1,457,811   17.5   1,565,960   18.7     (3.7)
1-4 family residential: home equity ......    466,849    5.4     451,980    5.4     404,438    4.8     15.4
1-4 family residential: construction .....    230,269    2.6     221,551    2.7     217,378    2.6      5.9
Commercial & other: term .................    948,094   10.9     943,046   11.4     900,312   10.8      5.3
Commercial & other: construction .........    263,609    3.0     248,622    3.0     205,424    2.5     28.3
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             3,416,208   39.2   3,323,010   40.0   3,293,512   39.4      3.7
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit cards & related ...................    292,897    3.4     311,271    3.7     301,581    3.6     (2.9)
Other consumer ...........................  2,361,238   27.1   2,316,540   27.9   2,478,008   29.7     (4.7)
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,654,135   30.4   2,627,811   31.6   2,779,589   33.3     (4.5)
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES .............................    600,313    6.9     412,489    4.9     372,302    4.4     61.2
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               8,716,400  100.0   8,315,095  100.0   8,356,657  100.0      4.3
  Memo: Unearned Income ..................    (45,357)           (16,250)            (6,030)          652.2
Reserve for Loan Losses ..................   (133,678)          (129,982)          (130,388)            2.5
- - ----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                            8,582,722          8,185,113          8,226,269             4.3
========================================= =========== ====== =========== ====== =========== ====== ========

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   FSCO and its subsidiaries are subject to various claims and legal actions filed or threatened by customers and others in connection with FSCO's regular business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction, and are disclosed in required filings with the SEC. In all litigation filed against it, FSCO vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of FSCO's 1995 Form 10-K Annual Report, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the Commission, except as follows:
   In its Annual Report on Form 10-K for the year ended December 31, 1994 and in its quarterly report on Form 10-Q for the quarter ended March 31, 1996, FSCO reported the filing of three class action lawsuits, one each in the United States District Courts in Florida and Illinois, alleging violations of federal Truth in Lending rules by FSCO's CrossLand Mortgage subsidiary, and a purported class action lawsuit in New Mexico with respect to force-placed insurance in connection with automobile loans.
   In the Illinois action, "Romaker v. CrossLand Mortgage Corporation, Case No. 94-C-3328, Northern District of Illinois, Eastern Division", summary judgment on the issue of liability was rendered against FSCO. During the second quarter a settlement was reached in the Illinois litigation that would result in a damage amount payable by FSCO well below $1,000,000. FSCO previously reported that any damages paid likely can be recovered by indemnification claims against the former owners of CrossLand Mortgage. Publication and confirmation of the settlement must await certification of the class, mailing of notice of the settlement, and a hearing on the fairness of the settlement. The main claim in the Illinois case was tied to a computer program used by the Company's CrossLand Mortgage subsidiary, which program failed to include a function required by federal truth in lending laws and rules for a short period of time. The computer program has been changed to properly perform the function at issue in the lawsuit. A lesser claim in the Illinois case had to do with the language of a rider on insurance policies used in closing the loans in question. The Company believes such a rider is needed for the loans to be sold into the secondary mortgage market. Damages in connection with this insurance rider language claim would have been de minimus in any event, approximating $20,000 for the entire class of customers represented by the suit.
   The Florida litigation, "Hilton v. CrossLand Mortgage Corp., Case No. 94-8437-CIV-RYSKAMP, Southern District of Florida, Northern Division", was positively affected by Congressional action amending the applicable statute to eliminate the violation which the plaintiff class was asserting against a number of banks and mortgage companies, including CrossLand Mortgage. The court issued an order dismissing those claims. An amended complaint has been filed in the Florida action which alleges violations in the placement of mortgage insurance in connection with loans originated by CrossLand Mortgage at the request of the class members. This claim is new and discovery is ongoing. FSCO currently believes the new amended complaint to be without merit.
   The purported class action lawsuit in United States District Court in New Mexico alleging unfair trade practices, fraud, RICO and federal Truth in Lending violations in connection with the policies of First Security Bank of New Mexico to force-place insurance on vehicles subject to loans whose owners fail to procure such insurance is denominated "Begay v. First Security Bank of New Mexico, et al., Case No. CIV-96-0348 MV, District of New Mexico". FSCO intends to vigorously defend itself against such liability. Motions to dismiss a number of FSCO entities named in the suit have been filed and remain pending in the Court. Management continues to believe that no reasonably foreseeable ultimate outcome of this litigation will have a material adverse impact on the business or assets of FSCO.

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


Item 5. Other Information

   On July 30, 1996, FSCO announced that James R. Wilson was elected to serve as a member of FSCO's board of directors. Mr. Wilson is currently the chairman, president, and chief executive officer of Thiokol Corporation, headquartered in Ogden Utah.


Item 6. Exhibits, and Reports on Form 8-K

   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
      Exhibit 27. Financial Data Schedule

   (b). Reports on Form 8-K:
      FSCO filed no reports on Form 8-K in the second quarter of 1996.

                                    # # #

SIGNATURES

   Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION

DATE: August 12, 1996     BY:_[SIGNED]________________________________________
                          Scott C. Ulbrich
                          Executive Vice President Finance and Capital Markets
                            and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                    # # #