Form 10-Q
period 1996-09-30
FIRST SECURITY CORP /UT/
filed 1996-11-13
CIK 312367

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              September 30, 1996
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

                           Yes [X]       No [ ]

As of October 31, 1996, outstanding shares of Common Stock, par value $1.25, were 75,636,660 (net of 559,820 treasury shares).


FIRST SECURITY CORPORATION - INDEX

Part I. Financial Information
   Item 1. Financial Statements:
      Consolidated Income Statements
         Three Months and Year-To-Date Nine Months Ended
         September 30, 1996 and 1995
      Consolidated Balance Sheets
         September 30, 1996, December 31, 1995, and September 30, 1995 Condensed Consolidated Statements of Cash Flows
         Year-To-Date Nine Months Ended
         September 30, 1996 and 1995
      Notes to Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
      Analysis of Results of Operations
         Summary
         Net Interest Income and Margin
         Provision For Loan Losses
         Noninterest Income
         Noninterest Expenses
      Analysis of Financial Condition
         Summary
         Interest-Earning Assets and Asset Quality
            Securities
            Loans
            Problem Assets and Potential Problem Assets
            Reserve For Loan Losses
            Provision For Loan Losses
         Asset / Liability Management
            Liquidity
            Interest Rate Risk
         Stockholders' Equity and Capital Adequacy
         Common Stock
      Mergers And Acquisitions
      Project VISION
      National and Regional Economy
      Supplemental Tables:
         Financial Highlights, Risk-Based Capital Ratios
         Rate / Volume Analysis
         Loans

Part II. Other Information
   Item 1. Legal Proceedings
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data; unaudited)
                                                                    Three Months                     Year-To-Date Nine Months
For the Periods Ended September 30, 1996 and 1995            1996      1995      $Chg    %Chg      1996      1995      $Chg    %Chg
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Interest Income:
Interest & fees on loans ...............................  201,273   190,079    11,194     5.9   579,980   559,616    20,364     3.6
Federal funds sold & securities purchased ..............      669     3,228    (2,559)  (79.3)    3,572     6,035    (2,463)  (40.8)
Interest-bearing deposits in other banks ...............      210       446      (236)  (52.9)      554       476        78    16.4
Trading account securities .............................    1,858     4,843    (2,985)  (61.6)    8,406    18,295    (9,889)  (54.1)
Securities available for sale ..........................   47,866    32,261    15,605    48.4   131,899    92,743    39,156    42.2
Securities held to maturity ............................        0     3,727    (3,727) (100.0)        0    11,037   (11,037) (100.0)
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Interest Income                                   251,876   234,584    17,292     7.4   724,411   688,202    36,209     5.3
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Interest Expense:
Deposits ...............................................   78,727    79,139      (412)   (0.5)  233,020   221,662    11,358     5.1
Short-term borrowings ..................................   26,922    21,560     5,362    24.9    75,844    80,791    (4,947)   (6.1)
Long-term debt .........................................   13,225    14,106      (881)   (6.2)   36,869    38,306    (1,437)   (3.8)
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Interest Expense                                  118,874   114,805     4,069     3.5   345,733   340,759     4,974     1.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Net Interest Income                                     133,002   119,779    13,223    11.0   378,678   347,443    31,235     9.0
Provision for loan losses ..............................    9,508     6,587     2,921    44.3    28,751    13,177    15,574   118.2
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Net Interest Income After Provision For Loan Losses     123,494   113,192    10,302     9.1   349,927   334,266    15,661     4.7
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Noninterest Income:
Service charges on deposit accounts ....................   20,858    17,647     3,211    18.2    57,925    50,804     7,121    14.0
Other service charges, collections, commissions, & fees    11,527     9,689     1,838    19.0    34,665    25,751     8,914    34.6
Bankcard servicing fees & third-party processing fees ..    7,805     6,951       854    12.3    21,579    18,931     2,648    14.0
Insurance commissions & fees ...........................    3,640     3,190       450    14.1    10,930    10,351       579     5.6
Mortgage banking activities, net .......................   18,794    21,101    (2,307)  (10.9)   61,399    54,815     6,584    12.0
Trust (fiduciary) commissions & fees ...................    5,640     5,122       518    10.1    16,846    15,344     1,502     9.8
Trading account securities gains (losses) ..............      540     1,150      (610)  (53.0)    2,103     6,446    (4,343)  (67.4)
Securities gains (losses) ..............................    1,414     1,105       309    28.0     2,178     2,037       141     6.9
Other ..................................................    2,094     4,137    (2,043)  (49.4)    6,962    15,517    (8,555)  (55.1)
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Noninterest Income                                 72,312    70,092     2,220     3.2   214,587   199,996    14,591     7.3
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Income                                            195,806   183,284    12,522     6.8   564,514   534,262    30,252     5.7
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Noninterest Expenses:
Salaries & employee benefits ...........................   62,775    66,706    (3,931)   (5.9)  194,693   192,518     2,175     1.1
Advertising ............................................    2,588     2,324       264    11.4     7,333     6,338       995    15.7
Amortization of intangibles ............................    1,980     2,173      (193)   (8.9)    6,007     6,660      (653)   (9.8)
Bankcard interbank interchange .........................    6,871     4,419     2,452    55.5    17,388    12,993     4,395    33.8
Furniture & equipment ..................................    9,959     8,758     1,201    13.7    28,828    25,992     2,836    10.9
Insurance ..............................................    1,014     1,041       (27)   (2.6)    4,456    13,099    (8,643)  (66.0)
Occupancy, net .........................................    7,705     6,763       942    13.9    22,217    20,703     1,514     7.3
Other real estate expense & loss provision (recovery) ..      195    (1,415)    1,610   113.8       (73)   (2,436)    2,363    97.0
Postage ................................................    2,157     2,763      (606)  (21.9)    8,455     8,446         9     0.1
Stationery & supplies ..................................    4,424     5,103      (679)  (13.3)   13,793    13,553       240     1.8
Telephone ..............................................    3,455     3,525       (70)   (2.0)   10,103     9,878       225     2.3
Other ..................................................   18,128    19,115      (987)   (5.2)   53,489    50,378     3,111     6.2
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Noninterest Expenses                              121,251   121,275       (24)   (0.0)  366,689   358,122     8,567     2.4
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Income Before Provision For Income Taxes                 74,555    62,009    12,546    20.2   197,825   176,140    21,685    12.3
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Provision For Income Taxes:
Operating earnings .....................................   26,611    22,249     4,362    19.6    70,383    64,202     6,181     9.6
Securities gains (losses) ..............................      548       417       131    31.4       828       762        66     8.7
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Total Provision For Income Taxes                         27,159    22,666     4,493    19.8    71,211    64,964     6,247     9.6
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------

  NET INCOME                                               47,396    39,343     8,053    20.5   126,614   111,176    15,438    13.9
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

Preferred stock dividend requirement ...................        9         9         0     0.0        25        27        (2)   (7.4)
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
  Net Income Applicable To Common Stock                    47,387    39,334     8,053    20.5   126,589   111,149    15,440    13.9
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
Common stock dividend ..................................   15,848    13,996     1,852    13.2    47,497    41,953     5,544    13.2
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
EARNINGS PER COMMON SHARE:
Earnings per common share: primary .....................     0.61      0.51      0.10    19.6      1.64      1.46      0.18    12.3
Earnings per common share: fully diluted ...............     0.61      0.51      0.10    19.6      1.63      1.46      0.17    11.6
Common shares outstanding: primary [Avg] ...............   77,374    76,466       908     1.2    77,252    76,129     1,123     1.5
Common shares outstanding: fully diluted [Avg] .........   77,565    76,671       894     1.2    77,445    76,338     1,107     1.5
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred Stock ($3.15 annual rate) ....................     0.79      0.79                        2.36      2.36
Common stock ...........................................     0.21      0.19      0.02    10.5      0.63      0.57      0.06    10.5
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

Notes:
See "Notes to Condensed Consolidated Financial Statements".
Avg: Average.


FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)
                                                                                Sept 30 December 31     Sept 30     Sep/Sep Sep/Sep
                                                                                   1996        1995        1995       $ Chg   % Chg
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks ......................................................    758,493     818,664     701,353      57,140     8.1
Federal funds sold & securities purchased under resale agreements ..........     83,568     148,069     158,038     (74,470)  (47.1)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Cash & Cash Equivalents                                                 842,061     966,733     859,391     (17,330)   (2.0)
Interest-bearing deposits in other banks ...................................     46,920      21,563      41,563       5,357    12.9
Trading account securities .................................................    171,910     638,393     484,761    (312,851)  (64.5)
Securities available for sale, at fair value (A) ...........................  3,166,608   2,623,557   2,219,488     947,120    42.7
  (Amortized Cost: $3,179,116; $2,599,943; $2,219,059; respectively)
Securities held to maturity, at cost (A) ...................................          0           0     247,493    (247,493) (100.0)
  (Fair value: $0; $0; $251,159 respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income ..............................................  8,948,196   8,315,095   8,303,049     645,147     7.8
  (Unearned income: $57,859; $16,250; $10,265; respectively)
Reserve for loan losses ....................................................   (133,853)   (129,982)   (131,878)     (1,975)    1.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Loans, Net                                                            8,814,343   8,185,113   8,171,171     643,172     7.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net ..................................................    229,293     209,138     209,926      19,367     9.2
Accrued income receivable ..................................................     84,286      82,143      83,508         778     0.9
Other real estate & other foreclosed assets ................................      5,003       4,134       4,472         531    11.9
Other assets ...............................................................    218,077     155,014     208,277       9,800     4.7
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill ...................................................................     90,987      94,660      96,485      (5,498)   (5.7)
Mortgage servicing rights ..................................................     67,723      52,604      46,276      21,447    46.3
Other intangible assets ....................................................      2,113       1,555       2,203         (90)   (4.1)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Intangible Assets ..................................................    160,823     148,819     144,964      15,859    10.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL ASSETS                                                               13,739,324  13,034,607  12,675,014   1,064,310     8.4
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing ..............................................  1,946,454   1,884,931   1,857,584      88,870     4.8
Deposits: interest-bearing .................................................  7,141,950   6,888,711   6,831,503     310,447     4.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Deposits                                                              9,088,404   8,773,642   8,689,087     399,317     4.6
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements ......  2,159,727   1,937,456   1,472,452     687,275    46.7
U.S. Treasury demand notes .................................................     38,040      33,897      30,799       7,241    23.5
Other short-term borrowings ................................................    201,442     227,336     172,247      29,195    16.9
Accrued income taxes .......................................................    166,407     131,510     123,726      42,681    34.5
Accrued interest payable ...................................................     39,727      48,737      38,822         905     2.3
Other liabilities ..........................................................    129,985     130,936     271,757    (141,772)  (52.2)
Long-term debt .............................................................    821,932     720,521     856,550     (34,618)   (4.0)
Minority equity in subsidiaries ............................................        329         309         304          25     8.2
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES                                                          12,645,993  12,004,344  11,655,744     990,249     8.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible ...................        549         571         589         (40)   (6.8)
  (Shares issued: 10; 11; 11; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock:  par value $1.25 .............................................     95,213      94,674      94,577         636     0.7
  (Shares issued: 76,171; 75,740; 75,661; respectively)
Paid-in surplus ............................................................    126,069     120,084     118,251       7,818     6.6
Retained earnings ..........................................................    889,551     810,458     815,651      73,900     9.1
Net unrealized gain (loss) on securities available for sale (net of taxes) .     (8,051)     14,547          71      (8,122)     NA
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Subtotal                                                                    1,102,782   1,039,763   1,028,550      74,232     7.2
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost .............................................    (10,000)    (10,071)     (9,869)       (131)    1.3
  (Shares: 574; 607; 602; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  Total Common Stockholders' Equity                                           1,092,782   1,029,692   1,018,681      74,101     7.3
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL STOCKHOLDERS' EQUITY                                                  1,093,331   1,030,263   1,019,270      74,061     7.3
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   13,739,324  13,034,607  12,675,014   1,064,310     8.4
=========================================================================== =========== =========== =========== =========== =======

Notes:
See "Notes to Condensed Consolidated Financial Statements".
(A) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

For the Nine Months Ended September 30, 1996 and 1995                                       1996           1995
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                                   860,156        730,436
--------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale .............................        80,079         37,369
Redemption of matured securities available for sale ..............................       787,198        657,708
Redemption of matured securities held to maturity ................................             0         55,971
Purchases of securities available for sale .......................................    (1,443,765)      (830,549)
Purchases of securities held to maturity .........................................             0        (51,763)
Net (increase) decrease in interest-bearing deposits in other banks ..............       (25,357)       (39,753)
Net (increase) decrease in loans .................................................      (935,285)      (465,095)
Purchases of premises and equipment ..............................................       (34,539)       (33,256)
Proceeds from sales of other real estate .........................................         3,669          6,948
Payments to improve other real estate ............................................        (3,676)          (824)
Net cash (paid for) received from acquisitions ...................................             0            603
--------------------------------------------------------------------------------- -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (1,571,676)      (662,641)
--------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..............................................       314,762        635,743
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes ....................       226,414       (690,888)
Proceeds (payments) on nonrecourse debt on leveraged leases ......................        11,103        (30,869)
Proceeds from issuance of long-term debt and short-term borrowings ...............       205,423        224,923
Payments on long-term debt and short-term borrowings .............................      (129,906)       (32,786)
Proceeds from issuance of common stock and sales of treasury stock ...............         8,498          9,525
Purchases of treasury stock ......................................................        (1,925)        (3,976)
Dividends paid ...................................................................       (47,521)       (41,980)
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      586,848         69,692
--------------------------------------------------------------------------------- -------------- --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (124,672)       137,487
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           966,733        721,904
--------------------------------------------------------------------------------- -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 842,061        859,391
================================================================================= ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------- -------------- --------------
CASH PAID (RECEIVED) FOR:
  Interest .......................................................................       354,742        329,646
  Income taxes ...................................................................        22,162         49,843
================================================================================= ============== ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred shares to common shares:
    Preferred shares converted (not rounded) .....................................           413            764
    Common shares issued (not rounded) ...........................................         6,736         13,904
    Conversion value .............................................................            22             40
Transfer of loans to other real estate............................................           652          4,530
Net unrealized gain (loss) on securities available for sale
  (included in stockholders' equity) .............................................       (22,598)        54,412
Pooling-of-interests acquisitions:
  Assets acquired ................................................................             0          1,874
  Liabilities assumed ............................................................             0          1,235
  FSCO shares issued (not rounded) ...............................................             0        200,757
Purchase acquisitions:
  Fair value of assets acquired ..................................................             0            853
  Liabilities assumed ............................................................             0              0
  Cash paid for the capital stock ................................................             0            853
  FSCO shares issued (not rounded) ...............................................             0              0
================================================================================= ============== ==============

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements of First Security Corporation (FSCO) contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the following: FSCO's results of operations for the three months and the year-to-date nine months in the periods ended September 30, 1996 and 1995; FSCO's financial position as of September 30, 1996, December 31, 1995, and September 30, 1995; and cash flows for the year-to-date nine months in the periods ended September 30, 1996 and 1995.

2. The results of operations for the three months and the year-to-date nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. FSCO's financial statements include restatements and reclassifications of common stock and earnings per share data where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in February 1996.

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

6. The reconciliation of FSCO's mortgage servicing rights for the first nine months of 1996 from $52.6 million as of December 31, 1995 is as follows. FSCO sold mortgage servicing rights with a book value of $4.8 million (resulting in a gain of $2.5 million). In accordance with SFAS No. 122, FSCO recorded originated mortgage servicing rights of $29.9 million. Mortgage servicing rights of $10.3 million have been amortized. The resulting net unamortized balance of mortgage servicing rights was $67.7 million as of September 30, 1996.

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

                                    # # #

PART 1. FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition (MDA)

ANALYSIS OF RESULTS OF OPERATIONS

Summary
   First Security Corporation (FSCO) earned record net income totaling $126.6 million for the first nine months of 1996, up $15.4 million or 13.9% from $111.2 million earned in the corresponding year-to-date 1995 period (see:
Financial Statements "Consolidated Income Statements"; and MDA Supplemental Tables "Financial Highlights"). This net income generated a 1.32% return on average assets (ROAA) and a 16.03% return on average equity (ROAE) for year-to-date 1996 on FSCO's strong average equity to assets ratio of 8.25%, compared with a 1.23% ROAA and a 15.35% ROAE for the 1995 period. Fully diluted earnings per share were $1.63 for year-to-date 1996, up $0.17 or 11.6% from $1.46 for the year-ago period. Adjusting for amortization of intangibles on a year-to-date basis, the tangible ROAA was 1.47%, the tangible ROAE was 20.62%, and tangible fully diluted earnings per share were $1.79.
   Net income was a record $47.4 million for the third quarter of 1996, up $8.1 million or 20.5% from $39.3 million earned in the third quarter of 1995. This net income generated a 1.43% ROAA and a 17.55% ROAE for the quarter, compared with a 1.28% ROAA and 15.46% ROAE for the year-ago quarter. Fully diluted earnings per share were $0.61 for the quarter, up $0.10 or 19.6% from $0.51 for the year-ago quarter. The tangible ROAA was 1.60%, the tangible ROAE was 22.67%, and tangible fully diluted earnings per share were $0.67.

Net Interest Income and Margin
   Net interest income on a fully-taxable equivalent (FTE) basis totaled $384.0 million for year-to-date 1996, up $30.5 million or 8.6% from the year-ago period, and was $134.8 million for the third quarter of 1996, up $12.9 million or 10.6% from the year-ago quarter (see: MDA Supplemental Tables "Financial Highlights" and "Rate / Volume Analysis"). These increases were due to: volume growth and higher rates on securities available for sale; volume growth in loans; and lower rates on overnight borrowed funds and other interest-bearing liabilities. On a linked-quarter basis, net interest income FTE for the third quarter rose $7.7 million or 6.0% from the second quarter of 1996.
   The net interest margin was 4.47% for year-to-date 1996, up 15 basis points from the year-ago period, and was 4.57% for the third quarter of 1996, up 11 basis points from the year-ago quarter. On a linked-quarter basis, the net interest margin for the third quarter rose 10 basis points over the second quarter of 1996.

Provision For Loan Losses
   The provision for loan losses totaled $28.8 million for year-to-date 1996, up $15.6 million or 118.2% from the year-ago period, and was $9.5 million for the third quarter of 1996, up $2.9 million or 44.3% from the year-ago quarter (see: MDA "Interest-Earning Assets and Asset Quality: Provision For Loan Losses").

Noninterest Income
   Noninterest income totaled $214.6 million for year-to-date 1996, up $14.6 million or 7.3% from the year-ago period, and was $72.3 million for the third quarter of 1996, up $2.2 million or 3.2% from the year-ago quarter (see:
Financial Statements "Consolidated Income Statements"). These increases were due primarily to FSCO's ongoing focus, and Project VISION's added emphasis, on increasing and diversifying sources of noninterest income, plus the positive impact of consolidated mortgage banking activities during the year-to-date period.

Noninterest Expenses
   Noninterest expenses totaled $366.7 million for the first nine months of 1996, up only $8.6 million or 2.4% from the year-ago period, and were $121.3 million for the third quarter of 1996, essentially unchanged from the year-ago quarter (see: Financial Statements "Consolidated Income Statements").
   Salaries and benefits expense totaled $194.7 million for year-to-date 1996, up $2.2 million or 1.1% from the year-ago period, and was $62.8 million for the third quarter of 1996, down $3.9 million or 5.9% from the year-ago quarter. The increase in year-to-date salary and benefits expense included $14.1 million of additional expense due to increased mortgage lending and contracted Project VISION implementation expenses. This increase was largely offset by a reduction in ongoing salary and benefits expense of $11.9 million or 6.2% resulting from Project VISION's process redesign. The decrease in third quarter salaries and benefits expense was almost entirely due to Project VISION's process redesign which more than offset approximately $1.0 million of additional expense due to increased lending and Project VISION implementation costs. Project VISION has had, and will continue to have, a direct impact on FSCO's staffing levels as full-time equivalent employees totaled 7,089 at September 30, 1996, down 669 or 8.6% from one year ago and down 441 or 5.9% from year-end 1995.
   The benefits and implementation costs of Project VISION initiatives on nonpersonnel expenses will continue to be realized throughout the remainder of 1996.
   For both the year-to-date period and the quarter: bankcard interbank interchange fees rose due to volume growth; depreciation expense on occupancy and furniture & equipment increased as a result of capital expenditures; and other real estate expense rose in 1996 due to the absence of recoveries and other favorable events that had been generated in 1995. Year-to-date insurance expense decreased significantly as FSCO was not required to pay any FDIC insurance during the period.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was reduced to 61.26% for year-to-date 1996, an improvement of 345 basis points from the year-ago period, and dropped to 58.55% for the third quarter of 1996, an improvement of 462 basis points from the year-ago quarter. On a linked-quarter basis, the operating expense ratio for the third quarter was 289 basis points below the second quarter of 1996.
   During October 1996, a jury verdict was entered against First Security Bank, N.A. (formerly First Security Bank of Idaho, N.A.) in a lender liability lawsuit. FSCO management, based upon advice of counsel, believes that there is clear appealable error with this verdict, and FSCO will take all appropriate steps, including motions for a new trial and appeals, to set aside the verdict. Based on counsel's advice and careful analysis, FSCO believes that any final judgment against FSCO will not be material.

ANALYSIS OF FINANCIAL CONDITION

Summary
   As of September 30, 1996, FSCO increased its total assets, interest-earning assets, and equity to record levels, and maintained good asset quality and liquidity, as compared with September 30, 1995 and December 31, 1995.
   FSCO's assets totaled a record $13.7 billion at September 30, 1996, up $1.1 billion or 8.4% from one year ago, and up $705 million or 5.4% from year-end 1995. Interest-earning assets were a record $12.4 billion at quarter end, up $963 million or 8.4% from one year ago, and up $671 million or 5.7% from the year end (see: MDA "Interest-Earning Assets and Asset Quality").
   Intangible assets were $160.8 million at September 30, 1996, up $15.9 million or 10.9% from one year ago, and up $12.0 million or 8.1% from year-end 1995, due to increased originated mortgage servicing rights from higher loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.
   FSCO's liabilities totaled $12.6 billion at September 30, 1996, up $990 million or 8.5% from one year ago, and up $642 million or 5.3% from year-end 1995. Total interest-bearing liabilities were $10.4 billion at quarter end, up $1.0 billion or 10.7% from one year ago, and up $555 million or 5.7% from the year end (see: MDA "Liquidity").
   Stockholders' equity in FSCO increased to $1.1 billion at September 30, 1996, up $74 million or 7.3% from one year ago, and up $63 million or 6.1% from year-end 1995 (see: MDA "Stockholders' Equity and Capital Adequacy").
   FSCO's financial condition is discussed in greater detail in the following MDA sections: "Interest-Earning Assets and Asset Quality"; "Asset / Liability Management"; and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS and ASSET QUALITY

Securities
   FSCO manages its securities available for sale portfolio within policies which are designed to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit and / or repurchase agreement activities.
FSCO's investment strategy is carefully reviewed by management, and remains flexible to meet changing economic conditions. The average life of the securities portfolio is relatively short, providing a constant cash flow from maturing and prepaying assets. With the exception of U.S. Government and U.S. Government-sponsored agency securities, FSCO had no concentrations of securities from any single issuer that constituted 10% or more of stockholders' equity at September 30, 1996.
   In December, 1995, FSCO took advantage of a one-time opportunity provided by SFAS 115 supplemental guidance to reposition its securities portfolios by transferring all of its held to maturity securities to the available for sale portfolio. This repositioning provides FSCO the flexibility to manage its entire securities portfolio consistently with balance sheet needs and market opportunities.
   FSCO's securities available for sale were $3.2 billion at September 30, 1996, up $947 million or 42.7% from one year ago, and up $543 million or 20.7% from year-end 1995 (see: Financial Statements "Consolidated Balance Sheets"). This growth occurred primarily as FSCO utilized self-funding through repurchase agreements and deposit growth to improve earnings by leveraging its strong capital position with short term high quality securities.

Loans
   FSCO's borrowers reside primarily in the states where FSCO has its banking offices and in markets contiguous to those states. FSCO's lending is generally concentrated in small- and medium-sized businesses, and consumers. There is substantial economic diversification and customer mix across FSCO's six-state region which provides a beneficial natural diversification for FSCO's various loan portfolios. FSCO believes it has a high quality loan portfolio and has policies and procedures in place designed to maintain high quality. These policies and procedures include underwriting standards for new credits and continuous monitoring and reporting of loan quality, coupled with continuous analysis to determine the adequacy of the reserve for loan losses.
   FSCO's loans, net of unearned income but before the reserve for loan losses, grew to a record $8.9 billion at September 30, 1996, up $645 million or 7.8% from one year ago, and up $633 million or 7.6% from year-end 1995; on a linked-quarter basis, loans were up $232 million or 2.7% from June 30, 1996 (see: MDA Supplemental Tables "Loans" and "Financial Highlights"). The ratio of loans to total assets was 65.13% at quarter end, compared with 65.51% one year ago and 63.79% at year end, while the ratio of loans to deposits was 98.46% at quarter end, compared with 95.56% one year ago and 94.77% at year end .
   The components of FSCO's loan portfolio at September 30, 1996, compared with September 30, 1995, and December 31, 1995, respectively, included:
   * Commercial loans were $2.1 billion, up $89 million or 4.4% from one year ago, and up $151 million or 7.7% from year end. The growth from one year ago was due primarily to an ongoing broad-based business expansion in FSCO's market areas with increases in loans of all sizes.
   * Real estate secured loans were $3.4 billion, up $14 million or 0.4% from one year ago, and up $55 million or 1.7% from year end. This growth was due to increases in 1-4 family residential home equity and construction loans.
For balance sheet management purposes, FSCO does not retain all newly-originated fixed-rate mortgage loans but sells a portion to secondary markets.
   * Consumer loans were $2.8 billion, up $195 million or 7.5% from one year ago, and up $159 million or 6.1% from year end. These increases were due to growth in indirect auto lending and leasing. FSCO remains the leading consumer lender in its primary market area.

Problem Assets and Potential Problem Assets
   Strong asset quality continues to be a primary objective for FSCO.
However, it has been FSCO's experience that economic cycles and loan-specific events cause fluctuations in problem assets, sometimes with little or no warning.
   FSCO's earning asset quality remained good at September 30, 1996, as the ratio of total problem assets to total loans and ORE was 0.60% at quarter end, indicating the continuing high quality of FSCO's interest-earning assets, although up from 0.50% one year ago, and up from 0.48% at year end.
   Problem assets were $54.1 million at September 30, 1996, up $12.8 million or 30.9% from one year ago, and up $14.1 million or 35.2% from year-end 1995 (see: MDA Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). The components of FSCO's problem assets at September 30, 1996, compared with September 30, 1995, and December 31, 1995, respectively, included:
   * Nonaccruing loans were $33.4 million, up $8.0 million or 31.6% from one year ago, and up $11.0 million or 48.8% from year end. These increases were due primarily to nonaccruing 1-4 family residential mortgage loans which were approximately $17.9 million at quarter end. The majority of these loans, which generally have a much lower rate of actual losses than other types of nonaccruing loans, came from the repurchase of secondary marketing loans originated and sold by FSCO's CrossLand Mortgage subsidiary. Typically, these repurchased assets remain on FSCO's books for an average of six months and generally result in minimal losses. The level of these repurchased assets is expected to increase somewhat for the next two to three quarters due to a nationwide trend of more aggressive investor standards in the retention of loans purchased. The ratio of nonaccruing loans to total loans was 0.37%, up from 0.31% one year ago, and up from 0.27% at year end.
   * Other real estate (ORE) and other foreclosed assets were $5.0 million, up $0.5 million or 11.9% from one year ago, and up $0.9 million or 21.0% from
year end.   These increases were primarily in 1-4 family residential
properties, most of which were employee residences acquired in connection with Project VISION relocations. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $15.7 million, up $4.2 million or 36.6% from one year ago, and up $2.3 million or 16.9% from year end. These increases were mainly in consumer loans, and to a lesser extent, real estate secured loans.
   Potential problem loans identified by FSCO were $12.3 million at September 30, 1996, down $4.9 million or 28.7% from one year ago, and essentially unchanged from year-end 1995. The decrease from one year ago was primarily in commercial loans. Potential problem loans consisted primarily of commercial loans and real estate secured loans.

Reserve For Loan Losses
   It is FSCO's philosophy to maintain a conservative balance sheet, including its reserve for loan losses. FSCO carefully considers actual and potential fluctuations in problem assets in the analysis and establishment of its reserve. The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks and regulatory and accounting guidelines. The reserve was discussed in greater detail in FSCO's 1995 Form 10-K Annual Report: "Interest-Earning Assets and Asset Quality - Reserve For Loan Losses".
   The reserve for loan losses was increased to $133.9 million at September 30, 1996, up $2.0 million or 1.5% from one year ago and up $3.9 million or 3.0% from year-end 1995 (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). The reserve was nominally increased as FSCO chose to build the reserve in response to loan growth in the first nine months of 1996.
   Since the acquisition of CrossLand Mortgage in 1994, FSCO's loan portfolio has included substantial levels of 1-4 family residential mortgage loans, which historically have minimal actual losses. In addition, consumer loans in FSCO's loan portfolio are automatically charged off at 120 days past due. As a result, these types of loans require lower levels of reserve coverage in comparison to other loan types. Based on its analysis of reserve adequacy, FSCO considered the reserve for loan losses at September 30, 1996 to be adequate to cover potential losses in the foreseeable future. The coverage ratio of the reserve to nonaccruing loans was 400.75% at September 30, 1996, down from 519.59% one year ago and 579.06% at year-end 1995, while the ratio of the reserve to total loans was 1.50% at quarter end, down from 1.59% one year ago and 1.56% at year-end 1995 (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios").
   Net loans charged off against the reserve totaled $24.9 million for year-to-date 1996, up $9.7 million or 64.2% from the year-ago period, and were $9.3 million for the third quarter of 1996, up $4.2 million or 83.1% from the year-ago quarter (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases were due to higher consumer and credit card losses, generally involving loans originated before 1995, and lower commercial recoveries. FSCO raised its consumer underwriting standards during 1995 to return its delinquency and loss patterns to more recent historical FSCO levels. While recoveries on commercial and real estate term loans have had a major positive impact on FSCO's overall net loans charged off in the last few years, FSCO does not expect these levels of recoveries to continue. The ratio of net loans charged off to average loans was a low 0.39% for year-to-date 1996, compared with 0.25% for the year-ago period and 0.30% for all of 1995, and was 0.42% for the third quarter of 1996, compared with 0.25% for the year-ago quarter.
   FSCO uses the provision for loan losses to adjust the reserve for loan losses when it considers that replenishment of, or additions to, the reserve is appropriate.

Provision For Loan Losses
   The provision for loan losses totaled $28.8 million for year-to-date 1996, up $15.6 million or 118.2% from the year-ago period, and was $9.5 million for the third quarter of 1996, up $2.9 million or 44.3% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"; MDA "Reserve For Loan Losses"; and MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). The year-to-date increase included a second quarter 1996 addition to the reserve for loan losses of $3 million over and above net loans charged off for that quarter.

ASSET / LIABILITY MANAGEMENT

   FSCO's asset / liability management committee (ALCO) process is responsible for the identification, assessment, and management of corporate capital adequacy (see: MDA "Stockholders' Equity and Capital Adequacy"), and the liquidity and interest rate risk of FSCO's business lines. FSCO's ALCO process, its components, and the associated objectives, policies and procedures, were discussed in greater detail in FSCO's 1995 Form 10-K Annual
Report: "Asset / Liability Management".

Liquidity
   FSCO maintains an adequate liquidity position in large part through stable deposits generated from its wide-spread branch network, the prudent usage of debt, and from a high quality securities portfolio (see: MDA "Interest-Earning Assets and Asset Quality"). Maturing balances in the large loan portfolios, and the sale or securitization of assets, are also important sources of medium to long term liquidity.
   Additional sources of liquidity are provided by credit lines to FSCO, Federal funds purchased and securities sold under repurchase agreements carried by FSCO's subsidiary banks, borrowings from the Federal Home Loan Bank, bank note issuances by FSCO's subsidiary banks, debt offerings by FSCO, securitization of certain types of assets, and access to the Federal Reserve for short term liquidity needs.
   Deposits totaled a record $9.1 billion at September 30, 1996, up $399 million or 4.6% from one year ago, and up $315 million or 3.6% from year-end 1995. (see: Financial Statements "Consolidated Balance Sheets"; and MDA Supplemental Tables "Rate / Volume Analysis"). This increase was due to FSCO's renewed emphasis on its deposit gathering functions and the success of several deposit programs oriented to customers' needs. The ratio of loans to deposits was 98.46% at quarter end, up from 95.56% one year ago, and up from 94.77% at year end. These and other loan and liquidity ratios vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to insure adequacy of liquidity as well as profitability opportunities.
   Debt, which included short-term borrowings and long-term debt, totaled $3.2 billion at September 30, 1996, up $689 million or 27.2% from one year ago, and up $302 million or 10.3% from year-end (see: Financial Statements "Consolidated Balance Sheets"). The components of FSCO's debt at September 30, 1996, compared with September 30, 1995, and December 31, 1995, respectively, included:
   * Federal funds purchased and securities sold under repurchase agreements (repo's) were $2.2 billion, up $687 million or 46.7% from one year ago, and up $222 million or 11.5% from year end. These increases occurred as FSCO funded loan growth generated by business-cycle opportunities in its market areas, and funded growth in securities available for sale through repo's.
   * All other short-term borrowed funds were $239 million, up $36 million or 17.9% from one year ago, but down $22 million or 8.3% from year end. The increase was due to the normal growth of nondeposit funding in periods of high loan growth.
   * Long-term debt was $822 million, down $35 million or 4.0% from one year ago, but up $101 million or 14.1% from year end. The increase was also due to the normal growth of nondeposit funding in periods of high loan growth, plus FSCO's asset / liability maturity matching program to minimize its exposure to interest rate risk.
   On May 9, 1996, FSCO filed a shelf registration statement with the Securities and Exchange Commission (SEC) covering up to $600 million of unspecified debt and / or equity securities to be issued and offered from time to time. This registration will enable FSCO to rapidly take advantage of market windows for the issuance of long- or short-term debt and / or equity at favorable terms. On August 19, 1996, this registration statement was declared effective by the SEC.

Interest Rate Risk
   Many of FSCO's strategic ALCO actions in the first nine months of 1996 continued to focus on maintaining acceptable liquidity levels and on maintaining a position of minimal interest rate risk exposure while ongoing actions included an emphasis on deposit gathering functions and taking advantage of various lending opportunities throughout FSCO's market areas.
   FSCO has used off-balance sheet derivative products for many years in managing interest rate risk and in the trading account. The components of FSCO's off-balance sheet derivative products were discussed in greater detail in FSCO's 1995 Form 10-K Annual Report: "Asset / Liability Management". As of September 30, 1996, the notional amount of derivatives held for interest rate risk management purposes was $629.7 million, down $577.7 million from year-end 1995, while the notional amount of derivatives held for the trading account was $10.8 billion, down $133 million from year-end 1995. During the second quarter of 1996, $250 million in interest rate swaps were acquired to balance the increases in fixed rate funding with FSCO's floating rate loan growth. Additionally, decreases in notional principal were $814 million due to the maturity of several derivative instruments during the first nine months of 1996.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY

   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established, including year-to-date 1996. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of securities available for sale. These fluctuations are shown in the "Net unrealized gain (loss) on securities available for sale" component of equity.
   Stockholders' equity in FSCO increased to $1.1 billion at September 30, 1996, up $74 million or 7.3% from one year ago, and up $63 million or 6.1% from year-end 1995 (see: Financial Statements "Consolidated Balance Sheets"). This growth was due to earnings retained, partially offset by volatility in the SFAS 115 net unrealized gain / (loss) on securities available for sale which decreased $8 million from one year ago and $23 million from year-end 1995. The ratio of stockholders' equity to total assets was 7.96% at September 30, 1996, down from 8.04% one year ago but up from 7.90% at year end (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios"). At the same time, the ratio of tangible common equity to tangible total assets was 6.86%, compared to 6.97% one year ago and 6.84% at year end.
   FSCO's risk-based capital ratios (see: MDA Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios") at September 30, 1996, compared with September 30, 1995, and December 31, 1995, respectively, were:
   * Tier 1 ("well capitalized" = 6.00% or above) at 10.10%, compared with 10.52% one year ago, and 10.35% at year end.
   * Total Capital ("well capitalized" = 10.00% or above) at 13.37%, compared with 14.06% one year ago, and 13.86% at year end.
   * Leverage ("well capitalized" = 5.00% or above) at 7.34%, compared with 7.32% one year ago, and 7.12% at year end.

COMMON STOCK

   On July 29, 1996, FSCO declared a regular quarterly common stock cash dividend of $0.21 per share (see: MDA Supplemental Tables "Financial Highlights"). This was the 166th common stock dividend declared by FSCO. The cash dividend was paid on September 3, 1996, to shareholders of record on August 9, 1996. This equates to an annual dividend rate of $0.84 per share. At the market closing price of $25.625 per share on Friday, July 26, 1996 (the last market day before the announcement of the dividend), the annual dividend yield on FSCO common stock was 3.28%.
   On October 28, 1996, FSCO declared an increased regular quarterly common stock cash dividend of $0.23 per share, up 9.5% from the previous $0.21 per share. The cash dividend is payable on December 2, 1996, to shareholders of record on November 8, 1996. This equates to an annual dividend rate of $0.92 per share. At the market closing price of $29.125 per share on Friday, October 25, 1996 (the last market day before the announcement of the dividend), the annual dividend yield on FSCO common stock was 3.16%.
   For over 62 consecutive years, FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   First Security Corporation's common stock is traded on the NASDAQ / NMS under the symbol "FSCO".

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

PROJECT "VISION" - FSCO'S CUSTOMER FOCUSED CORPORATE REDESIGN PROGRAM

   FSCO continued its implementation of Project VISION, a comprehensive corporate redesign that includes a major restructuring of FSCO to better meet customers' needs, and to increase efficiency, performance, and shareholder value. Implementation of Project VISION is proceeding on schedule and is having a positive impact on earnings in the areas of noninterest expenses and revenue enhancements.
   The favorable impact of the Project VISION ideas implemented during the first nine months of 1996 is approximately $0.15 per share. On a full year run-rate basis, the favorable impact of the Project VISION ideas already implemented would be approximately $0.30 per share.
   Project VISION has had, and will have, a direct impact on FSCO's staffing levels as full-time equivalent employees totaled 7,089 at September 30, 1996, down 669 or 8.6% from one year ago and down 441 or 5.9% from year-end 1995.

NATIONAL & REGIONAL ECONOMY

   Monetary policy, and thereby short-term interest rates, remained unchanged into the fourth quarter of 1996, but a bond-market rally pushed intermediate- and longer-term interest rates lower. The U.S. economy, with a 5.2% jobless rate, is essentially at full employment. While economic growth moderated to a 2.2% growth rate during the third quarter of 1996, there is still some lingering concern that rising wage gains may either narrow profit margins or be passed on in higher prices. It now appears, however, that moderate economic growth, little change in inflation, and a steady interest-rate environment may characterize the economy in the months ahead.
   Investors in both the stock and bond markets reacted favorably, first, to the decision to leave monetary policy unchanged and, second, to the latest national economic data showing a reduced rate of economic growth. The outcome of the presidential and congressional elections suggests that a major change in the direction of national economic policies does not appear likely.
   The Intermountain regional economy continued to record highly favorable economic growth in the third quarter of 1996. As of August 1996, Nevada, Utah, and Idaho were the top three states nationally in job growth, while New Mexico and Oregon were also in the top ten. Consumer buying, including automobile and home sales, has provided ongoing economic stimulus. Nevertheless, rising debt, delinquency and bankruptcy levels in the consumer sector nationally are also evident to some degree in the states served directly by FSCO. While this trend is a concern, it does not appear to be of sufficient magnitude to cause major problems.


                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr  Year-To-Date Nine Months
                                                     1996       1996       1996       1995       1995       1996       1995    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common Stock Data (A):
Earnings per common share: primary ............      0.61       0.56       0.47       0.11       0.51       1.64       1.46    12.3
Earnings per common share: fully diluted ......      0.61       0.55       0.47       0.11       0.51       1.63       1.46    11.6
Tangible EPCS: fully diluted ..................      0.67       0.61       0.52       0.15       0.56       1.79       1.61    11.2
Dividends paid per common share ...............      0.21       0.21       0.21       0.19       0.19       0.63       0.57    10.5
Book value [EOP] ..............................     14.46      13.97      13.75      13.71      13.57      14.46      13.57     6.5
Tangible book value [EOP] .....................     12.33      11.88      11.68      11.72      11.64      12.33      11.64     5.9
Market price (bid) [EOP] ......................     27.38      24.00      27.75      25.33      20.92      27.38      20.92    30.9
  High bid for the period .....................     28.13      27.63      27.75      25.33      22.17      28.13      22.17    26.9
  Low bid for the period ......................     23.75      22.88      23.17      20.33      18.33      22.88      14.67    56.0
Market capitalization (mktprice x #shrs) [EOP]  2,069,468  1,811,184  2,092,017  1,903,094  1,569,974  2,069,468  1,569,974    31.8
Market price / book value [EOP] % .............    189.32     171.80     201.82     184.76     154.10     189.32     154.10
Dividend payout ratio (DPCS / EPCS) % .........     34.43      37.50      44.68     172.73      36.36      38.41      36.36
Dividend yield (DPCS / mktprice) [EOP] % ......      3.07       3.50       3.03       3.00       3.57       3.07       3.57
Price / earnings ratio (mktprice / 4 qtrs earn)      15.6x      14.5x      16.5x      16.2x      10.9x      15.6x      10.9x
Common shares [EOP] ...........................    75,597     75,466     75,388     75,133     75,059     75,597     75,059     0.7
Common shares: primary [Avg] ..................    77,374     77,216     77,164     76,883     76,466     77,252     76,129     1.5
Common shares: fully diluted [Avg] ............    77,565     77,409     77,360     77,087     76,671     77,445     76,338     1.5
Preferred shares outstanding [EOP] ............        10         11         11         11         11         10         11    (9.1)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income ...............................   251,876    239,423    233,112    246,657    234,584    724,411    688,202     5.3
Interest expense ..............................   118,874    113,523    113,336    119,109    114,805    345,733    340,759     1.5
Net interest income ...........................   133,002    125,900    119,776    127,548    119,779    378,678    347,443     9.0
Fully taxable equivalent (FTE) adjustment .....     1,764      1,178      2,333      2,323      2,114      5,275      6,013   (12.3)
Net interest income, FTE ......................   134,766    127,078    122,109    129,871    121,893    383,953    353,456     8.6
Provision for loan losses .....................     9,508     10,505      8,738      7,905      6,587     28,751     13,177   118.2
Noninterest income ............................    72,312     75,714     66,561     66,496     70,092    214,587    199,996     7.3
Noninterest expenses ..........................   121,251    124,586    120,852    172,083    121,275    366,689    358,122     2.4
Provision for income taxes ....................    27,159     23,595     20,457      5,227     22,666     71,211     64,964     9.6
Net income ....................................    47,396     42,928     36,290      8,829     39,343    126,614    111,176    13.9
Preferred stock dividend requirement ..........         9          8          8          8          9         25         27    (7.4)
Common stock dividend .........................    15,848     15,846     15,803     14,013     13,996     47,497     41,953    13.2
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities ....................   171,910    150,529    272,443    638,393    484,761    171,910    484,761   (64.5)
Securities available for sale (B) ............. 3,166,608  2,715,770  2,693,820  2,623,557  2,219,488  3,166,608  2,219,488    42.7
Securities held to maturity (B) ...............         0          0          0          0    247,493          0    247,493  (100.0)
Loans, net of unearned income ................. 8,948,196  8,716,400  8,375,060  8,315,095  8,303,049  8,948,196  8,303,049     7.8
Reserve for loan losses .......................  (133,853)  (133,678)  (130,653)  (129,982)  (131,878)  (133,853)  (131,878)    1.5
Total interest-earning assets .................12,417,202 11,674,994 11,486,526 11,746,677 11,454,392 12,417,202 11,454,392     8.4
Other assets .................................. 1,295,152  1,337,700  1,240,155  1,269,093  1,207,536  1,295,152  1,207,536     7.3
Intangible assets .............................   160,823    157,582    155,744    148,819    144,964    160,823    144,964    10.9
Total assets ..................................13,739,324 13,036,598 12,751,772 13,034,607 12,675,014 13,739,324 12,675,014     8.4
Noninterest-bearing deposits .................. 1,946,454  1,857,593  1,787,827  1,884,931  1,857,584  1,946,454  1,857,584     4.8
Interest-bearing deposits ..................... 7,141,950  7,027,120  7,069,406  6,888,711  6,831,503  7,141,950  6,831,503     4.5
Total deposits ................................ 9,088,404  8,884,713  8,857,233  8,773,642  8,689,087  9,088,404  8,689,087     4.6
Short-term borrowed funds ..................... 2,399,209  2,049,074  1,812,218  2,198,689  1,675,498  2,399,209  1,675,498    43.2
Long-term debt ................................   821,932    723,728    675,460    720,521    856,550    821,932    856,550    (4.0)
Total interest-bearing liabilities ............10,363,091  9,799,922  9,557,084  9,807,921  9,363,551 10,363,091  9,363,551    10.7
Other liabilities .............................   336,119    324,238    369,766    311,183    434,305    336,119    434,305   (22.6)
Minority equity in subsidiaries ...............       329        319        315        309        304        329        304     8.2
Preferred stockholders' equity ................       549        553        563        571        589        549        589    (6.8)
Common stockholders' equity ................... 1,092,782  1,053,973  1,036,217  1,029,692  1,018,681  1,092,782  1,018,681     7.3
Parent company investment in subsidiaries ..... 1,155,998  1,117,599  1,090,036  1,071,320  1,057,376  1,155,998  1,057,376     9.3
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial ..................................    13,244     10,171     11,670      9,158     11,046     13,244     11,046    19.9
  Real estate term ............................    18,681     12,965     11,703     10,430     11,831     18,681     11,831    57.9
  Real estate construction ....................       875      1,556      1,609      2,349      1,278        875      1,278   (31.5)
  Consumer ....................................        70        144         95        110         75         70         75    (6.7)
  Leases ......................................       531        322        333        400      1,151        531      1,151   (53.9)
Total nonaccruing loans .......................    33,401     25,158     25,410     22,447     25,381     33,401     25,381    31.6
ORE & other foreclosed assets .................     5,003      5,663      5,209      4,134      4,472      5,003      4,472    11.9
Total nonperforming assets ....................    38,404     30,821     30,619     26,581     29,853     38,404     29,853    28.6
Accruing loans past due 90 days or more .......    15,728     16,656     13,501     13,455     11,515     15,728     11,515    36.6
Total problem assets ..........................    54,132     47,477     44,120     40,036     41,368     54,132     41,368    30.9
Potential problem assets ......................    12,283     23,513      7,595     12,319     17,223     12,283     17,223   (28.7)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees ................     7,089      7,003      7,088      7,530      7,758      7,089      7,758    (8.6)
Domestic bank offices (C):
  First Security Bank (FSB Utah + FSB Idaho) ..       208        209        218        218        215        208        215    (3.3)
  FSB New Mexico ..............................        28         28         26         27         27         28         27     3.7
  FSB Oregon ..................................        13         13         13         13         13         13         13     0.0
  FSB Nevada ..................................         7          7          8          8          8          7          8   (12.5)
  FSB Wyoming .................................         6          6          6          6          6          6          6     0.0
Total domestic bank offices ...................       262        263        271        272        269        262        269    (2.6)
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period.  Avg: Average.  EPCS: Earnings Per Common Share.  DPCS: Dividends Per Common Share.  NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in
    February 1996.
(B) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.
(C) On June 21, 1996, FSB Utah and FSB Idaho merged to become First Security Bank, N.A.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr  Year-To-Date Nine Months
                                                     1996       1996       1996       1995       1995       1996       1995    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities ....................   159,258    172,737    328,072    637,492    294,378    219,801    437,611   (49.8)
Securities available for sale (B) ............. 2,930,670  2,725,110  2,609,266  2,330,460  2,096,740  2,755,656  2,040,144    35.1
Securities held to maturity (B) ...............         0          0          0    173,374    243,993          0    243,354  (100.0)
Loans, net of unearned income ................. 8,800,072  8,534,146  8,254,010  8,212,849  8,207,753  8,530,397  8,191,337     4.1
Reserve for loan losses .......................  (133,706)  (130,816)  (130,063)  (131,138)  (130,358)  (131,536)  (131,796)   (0.2)
Deferred taxes on leases ......................  (172,614)  (166,840)  (164,953)  (162,656)  (160,855)  (168,152)  (159,431)    5.5
Total int-earning assets - defer tax on leases 11,784,210 11,359,959 11,174,290 11,359,039 10,932,739 11,440,745 10,901,816     4.9
Other assets .................................. 1,171,950  1,164,633  1,115,502  1,437,133  1,045,896  1,150,772  1,011,418    13.8
Intangible assets .............................   158,718    157,979    150,022    145,665    141,780    155,584    151,275     2.8
Total assets ..................................13,153,786 12,718,595 12,474,704 12,648,043 12,150,912 12,783,717 12,092,144     5.7
Noninterest-bearing deposits .................. 1,780,120  1,755,868  1,708,154  1,761,612  1,690,536  1,748,164  1,607,133     8.8
Interest-bearing deposits ..................... 7,158,996  7,019,739  6,938,872  6,899,375  6,887,306  7,039,640  6,694,028     5.2
Total deposits ................................ 8,939,116  8,775,607  8,647,026  8,660,987  8,577,842  8,787,804  8,301,161     5.9
Short-term borrowed funds ..................... 2,073,144  1,918,772  1,817,625  1,934,202  1,534,440  1,937,012  1,878,324     3.1
Long-term debt ................................   771,128    691,766    691,535    755,457    791,348    718,337    719,800    (0.2)
Total interest-bearing liabilities ............10,003,268  9,630,277  9,448,032  9,589,034  9,213,094  9,694,989  9,292,152     4.3
Other liabilities .............................   295,577    286,857    273,040    257,850    237,052    285,196    224,278    27.2
Minority equity in subsidiaries ...............       319        312        311        308        300        314        289     8.7
Preferred stockholders' equity ................       550        557        566        583        593        558        604    (7.6)
Common stockholders' equity ................... 1,073,952  1,044,724  1,044,601  1,038,656  1,009,339  1,054,496    967,688     9.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning of period ..   133,678    130,653    129,982    131,878    130,388    129,982    133,855    (2.9)
Loans (charged off):
  Commercial ..................................    (1,918)    (1,989)    (1,139)    (1,574)      (954)    (5,046)    (6,897)  (26.8)
  Real estate term ............................      (315)      (186)      (145)    (1,803)      (103)      (646)    (1,267)  (49.0)
  Real estate construction ....................      (157)       (19)         0         (6)         0       (176)       (94)   87.2
  Consumer instalment .........................    (9,406)    (8,658)   (10,053)    (9,151)    (7,319)   (28,117)   (17,433)   61.3
  Consumer credit card ........................    (3,641)    (3,054)    (2,992)    (2,884)    (2,464)    (9,687)    (4,738)  104.5
  Leases ......................................       (91)       285       (796)      (358)         1       (602)      (600)    0.3
Total loans (charged off) .....................   (15,528)   (13,621)   (15,125)   (15,776)   (10,839)   (44,274)   (31,029)   42.7
Recoveries on loans charged off:
  Commercial ..................................     1,592        930      1,641      1,469      1,215      4,163      4,628   (10.0)
  Real estate term ............................        21        511        709        239        399      1,241      2,325   (46.6)
  Real estate construction ....................       134          8          7         68         43        149         52   186.5
  Consumer instalment .........................     3,791      4,040      4,133      3,658      3,178     11,964      7,773    53.9
  Consumer credit card ........................       497        526        535        525        500      1,558      1,057    47.4
  Leases ......................................       160        126         33         16        407        319         40   697.5
Total recoveries of loans charged off .........     6,195      6,141      7,058      5,975      5,742     19,394     15,875    22.2
Net loans (charged off) recovered .............    (9,333)    (7,480)    (8,067)    (9,801)    (5,097)   (24,880)   (15,154)   64.2
Provision for loan losses .....................     9,508     10,505      8,738      7,905      6,587     28,751     13,177   118.2
Reserve for loan losses, end of period ........   133,853    133,678    130,653    129,982    131,878    133,853    131,878     1.5
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets (ROAA) ...............      1.43       1.36       1.17       0.28       1.28       1.32       1.23
Tangible ROAA .................................      1.60       1.51       1.30       0.37       1.42       1.47       1.37
Return on average stockholders' equity (ROAE) .     17.55      16.52      13.97       3.37      15.46      16.03      15.35
Tangible ROAE .................................     22.67      21.43      17.94       5.21      19.64      20.62      20.07
Net interest margin, FTE ......................      4.57       4.47       4.37       4.57       4.46       4.47       4.32
Net interest spread, FTE ......................      3.86       3.75       3.63       3.80       3.68       3.75       3.60
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     58.55      61.44      64.05      87.63      63.17      61.26      64.71
Productivity ratio (nonint exp / avg assets) ..      3.67       3.94       3.90       5.40       3.96       3.83       3.96
Stockholders' equity / assets [EOP] ...........      7.96       8.09       8.13       7.90       8.04       7.96       8.04
Stockholders' equity / assets [Avg] ...........      8.17       8.22       8.38       8.22       8.31       8.25       8.01
Tangible common equity / tangible assets [EOP]       6.86       6.96       6.99       6.84       6.97       6.86       6.97
Loans / deposits [EOP] ........................     98.46      98.11      94.56      94.77      95.56      98.46      95.56
Loans / assets [EOP] ..........................     65.13      66.86      65.68      63.79      65.51      65.13      65.51
Reserve for loan losses [EOP] /:
  Total loans .................................      1.50       1.53       1.56       1.56       1.59       1.50       1.59
  Nonaccruing loans ...........................    400.75     531.35     514.18     579.06     519.59     400.75     519.59
  Nonaccruing + accruing loans past due 90 days    272.45     319.70     335.77     362.05     357.43     272.45     357.43
Nonaccruing loans / total loans ...............      0.37       0.29       0.30       0.27       0.31       0.37       0.31
Nonaccruing + accr loans past due / total loans      0.55       0.48       0.46       0.43       0.44       0.55       0.44
Nonperforming assets /:
  Total loans + ORE ...........................      0.43       0.35       0.37       0.32       0.36       0.43       0.36
  Total assets ................................      0.28       0.24       0.24       0.20       0.24       0.28       0.24
  Total equity ................................      3.51       2.92       2.95       2.58       2.93       3.51       2.93
  Total equity + reserve for loan losses ......      3.13       2.59       2.62       2.29       2.59       3.13       2.59
Problem assets /:
  Total loans + ORE ...........................      0.60       0.54       0.53       0.48       0.50       0.60       0.50
  Total assets ................................      0.39       0.36       0.35       0.31       0.33       0.39       0.33
  Total equity ................................      4.95       4.50       4.26       3.89       4.06       4.95       4.06
  Total equity + reserve for loan losses ......      4.41       4.00       3.78       3.45       3.59       4.41       3.59
Net loans charged off / average loans .........      0.42       0.35       0.39       0.47       0.25       0.39       0.25
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Risk-Based Capital Ratios:                            FSC                   FSB        FSB        FSB        FSB
As of September 30, 1996                     Consolidated  FS Bank(C) NewMexico     Oregon     Nevada    Wyoming
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Leverage ratio (%) ............................      7.34       7.32       6.17       9.10       7.16       8.01
Tier 1 risk-based capital ratio (%) ...........     10.10       9.49      12.85      11.79      10.97      12.01
Total (Tier 1+2) risk-based capital ratio (%) .     13.36      11.11      14.11      13.04      12.23      13.27
Tier 1 capital ................................ 1,002,200    793,757    111,156     38,790     30,202     17,067
Total (Tier 1 + Tier 2) capital ............... 1,326,381    928,905    122,063     42,915     33,672     18,856
Total risk-based assets - loan loss reserve ... 9,924,814  8,361,295    864,896    329,029    275,380    142,134
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period.  Avg: Average.  EPCS: Earnings Per Common Share.  DPCS: Dividends Per Common Share.  NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in
    February 1996.
(B) In December 1995, FSCO elected to reclassify all of its securities previously classified as "Held to Maturity" to
    "Available for Sale" pursuant to SFAS 115 supplemental guidance.
(C) On June 21, 1996, FSB Utah and FSB Idaho merged to become First Security Bank, N.A.

FIRST SECURITY CORPORATION
RATE / VOLUME ANALYSIS
(Fully taxable equivalent; in thousands; unaudited)

For the Three Months Ended September 30, 1996 and 1995
        Average Balance  Yield/Rate %                                               Interest Inc/Exp (A)  Change   Changes Due To:
       1996        1995   1996   1995                                                    1996      1995  1996-95   Volume   Rate(B)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
                                       Loans, net of unearned income and
  8,627,458   8,046,898   9.36   9.49 .  deferred taxes on leases (C) ..............  201,963   190,990   10,973   13,779   (2,806)
     50,784     220,984   5.27   5.84 .Federal funds sold & securities purchased ...      669     3,228   (2,559)  (2,486)     (73)
     16,040      29,746   5.24   6.00 .Interest-bearing deposits in other banks.....      210       446     (236)    (206)     (30)
    159,258     294,378   4.69   6.59 .Trading account securities ..................    1,867     4,851   (2,984)  (2,227)    (757)
  2,930,670   2,096,740   6.68   6.16 .Securities available for sale ...............   48,931    32,281   16,650   12,839    3,811
          0     243,993   0.00   8.04 .Securities held to maturity .................        0     4,902   (4,902)  (4,902)       0
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 11,784,210  10,932,739   8.61   8.66  TOTAL INTEREST-EARNING ASSETS / INCOME         253,640   236,698   16,942   16,797      145
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-bearing deposits:
    652,072   1,057,126   3.01   1.94 .Interest-bearing demand accounts ............    4,914     5,134     (220)  (1,967)   1,747
  2,997,952   2,388,909   3.16   3.84 .Savings & money market accounts .............   23,647    22,915      732    5,842   (5,110)
    740,172     735,368   5.55   6.14 .Time deposits of $100,000 or more ...........   10,277    11,297   (1,020)      74   (1,094)
  2,768,800   2,705,903   5.76   5.88 .Other time deposits .........................   39,889    39,793       96      925     (829)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  7,158,996   6,887,306   4.40   4.60  TOTAL INTEREST-BEARING DEPOSITS                 78,727    79,139     (412)   4,874   (5,286)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  1,830,154   1,346,186   5.06   5.52 .Federal funds purchased & securities sold ...   23,149    18,573    4,576    6,677   (2,101)
    242,990     188,254   6.21   6.35 .Other short-term borrowings .................    3,773     2,987      786      868      (82)
    771,128     791,348   6.86   7.13 .Long-term debt ..............................   13,225    14,106     (881)    (360)    (521)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 10,003,268   9,213,094   4.75   4.98  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   118,874   114,805    4,069   12,059   (7,990)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.61   8.66 .Interest income / earning assets
                          4.04   4.20 .Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.57   4.46 .Net interest income / earning assets ........  134,766   121,893   12,873    4,738    8,135
                                       Less fully taxable equivalent adjustment ....    1,764     2,114     (350)
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED INCOME STATEMENTS               133,002   119,779   13,223
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

For the Nine Months Ended September 30, 1996 and 1995
        Average Balance  Yield/Rate %                                               Interest Inc/Exp (A)  Change   Changes Due To:
       1996        1995   1996   1995                                                    1996      1995  1996-95   Volume   Rate(B)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
                                       Loans, net of unearned income and
  8,362,245   8,031,906   9.28   9.33 .  deferred taxes on leases (C) ..............  581,955   562,053   19,902   23,116   (3,214)
     90,412     137,812   5.27   5.84 .Federal funds sold & securities purchased ...    3,572     6,035   (2,463)  (2,076)    (387)
     12,631      10,989   5.85   5.78 .Interest-bearing deposits in other banks.....      554       476       78       71        7
    219,801     437,611   5.12   5.58 .Trading account securities ..................    8,435    18,314   (9,879)  (9,115)    (764)
  2,755,656   2,040,144   6.54   6.06 .Securities available for sale ...............  135,170    92,775   42,395   32,538    9,857
          0     243,354   0.00   7.98 .Securities held to maturity .................        0    14,562  (14,562) (14,562)       0
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 11,440,745  10,901,816   8.50   8.49  TOTAL INTEREST-EARNING ASSETS / INCOME         729,686   694,215   35,471   29,972    5,499
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-bearing deposits:
    927,604   1,066,450   2.14   1.96 .Interest-bearing demand accounts ............   14,862    15,655     (793)  (2,038)   1,245
  2,685,218   2,346,524   3.46   3.75 .Savings & money market accounts .............   69,633    65,985    3,648    9,524   (5,876)
    707,412     695,686   5.68   5.99 .Time deposits of $100,000 or more ...........   30,114    31,261   (1,147)     527   (1,674)
  2,719,406   2,585,368   5.81   5.61 .Other time deposits .........................  118,411   108,761    9,650    5,639    4,011
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  7,039,640   6,694,028   4.41   4.42  TOTAL INTEREST-BEARING DEPOSITS                233,020   221,662   11,358   13,652   (2,294)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  1,672,003   1,696,667   5.02   5.65 .Federal funds purchased & securities sold ...   62,920    71,958   (9,038)  (1,046)  (7,992)
    265,009     181,657   6.50   6.48 .Other short-term borrowings .................   12,924     8,833    4,091    4,053       38
    718,337     719,800   6.84   7.10 .Long-term debt ..............................   36,869    38,306   (1,437)     (78)  (1,359)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,694,989   9,292,152   4.75   4.89  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   345,733   340,759    4,974   16,581  (11,607)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.50   8.49 .Interest income / earning assets
                          4.03   4.17 .Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.47   4.32 .Net interest income / earning assets ........  383,953   353,456   30,497   13,391   17,106
                                       Less fully taxable equivalent adjustment ....    5,275     6,013     (738)
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONDENSED
                                         CONSOLIDATED INCOME STATEMENTS               378,678   347,443   31,235
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

Notes:
(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1996 and 1995.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
(C) Loans include nonaccruing and renegotiated loans.  Interest on loans includes fees of $7,106 and $5,182 for the 1996 and 1995 quarters, respectively, and $19,202 and $15,356 for the 1996 and 1995 year-to-date periods, respectively.


FIRST SECURITY CORPORATION
LOANS
(in thousands; unaudited)
                                          September 30, 1996  December 31, 1995 September 30, 1995
                                                      %Total             %Total             %Total  Sep/Sep
                                              Balance  Loans     Balance  Loans     Balance  Loans     %Chg
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial ..................  1,636,236   18.3   1,559,533   18.8   1,538,144   18.5      6.4
Agricultural .............................    302,578    3.4     280,179    3.4     309,133    3.7     (2.1)
Other commercial .........................    163,555    1.8     112,073    1.3     165,622    2.0     (1.2)
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      2,102,369   23.5   1,951,785   23.5   2,012,899   24.2      4.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1-4 family residential: term .............  1,457,829   16.3   1,457,811   17.5   1,591,242   19.2     (8.4)
1-4 family residential: home equity ......    472,526    5.3     451,980    5.4     422,957    5.1     11.7
1-4 family residential: construction .....    278,770    3.1     221,551    2.7     216,877    2.6     28.5
Commercial & other: term .................    921,249   10.3     943,046   11.3     911,934   11.0      1.0
Commercial & other: construction .........    247,557    2.8     248,622    3.0     221,359    2.7     11.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             3,377,931   37.7   3,323,010   40.0   3,364,369   40.5      0.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit cards & related ...................    288,287    3.2     311,271    3.7     308,368    3.7     (6.5)
Other consumer ...........................  2,498,710   27.9   2,316,540   27.9   2,284,099   27.5      9.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,786,997   31.1   2,627,811   31.6   2,592,467   31.2      7.5
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES .............................    680,899    7.6     412,489    4.9     333,314    4.0    104.3
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               8,948,196  100.0   8,315,095  100.0   8,303,049  100.0      7.8
  Memo: Unearned Income ..................    (57,859)           (16,250)           (10,265)          463.7
Reserve for Loan Losses ..................   (133,853)          (129,982)          (131,878)            1.5
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                            8,814,343          8,185,113          8,171,171             7.9
========================================= =========== ====== =========== ====== =========== ====== ========

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   FSCO and its subsidiaries are subject to various claims and legal actions filed or threatened by customers and others in connection with FSCO's regular business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction, and are disclosed in required filings with the SEC. In all litigation filed against it, FSCO vigorously defends itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of FSCO's 1995 Form 10-K Annual Report, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the Commission, except as follows.
   "Utah Bankers' Association v. America First Credit Union" (3rd District Court, Salt Lake County, Utah). FSCO's subsidiary First Security Bank, N.A. (formerly First Security Bank of Utah, N.A. and First Security Bank of Idaho, N.A.), together with other Utah banks, has been named in a third party complaint brought by Utah based credit unions, filed on October 31, 1996.
   This third party complaint arises in pending litigation initiated by the Utah Bankers' Association seeking to define and limit the eligible membership of credit unions operating in Utah. The damages sought by the credit unions against the Utah Bankers' Association and its members are alleged to exceed $1.5 billion in the aggregate. FSCO believes the matter to be without merit and will join the other bank defendants in defending vigorously against these claims. This litigation is similar in nature to litigation in process nationally which seeks to define the geographical scope of credit union powers and, ultimately, will be resolved through both the judicial and legislative processes.
   During October 1996, a jury verdict in a lawsuit against First Security Bank, N.A. was entered (see: MDA "Analysis of Results of Operations:
Noninterest Expenses").

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

Item 6. Exhibits, and Reports on Form 8-K

   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
      Exhibit 27. Financial Data Schedule

   (b). Reports on Form 8-K:
      FSCO filed no reports on Form 8-K in the third quarter of 1996.

                                    # # #

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION

DATE: November 12, 1996   BY:_[SIGNED]________________________________________
                          Scott C. Ulbrich
                          Executive Vice President Finance and Capital Markets
                            and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                    # # #