Form 10-K
period 1996-12-31
FIRST SECURITY CORP /UT/
filed 1997-03-27
CIK 312367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    December 31, 1996
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

   Securities registered pursuant to Section 12(b) of the Act:
      Floating Rate Notes Due 1999, listed on the New York Stock Exchange. Securities registered pursuant to Section 12(g) of the Act:
      Common Stock - $1.25 Par Value.
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]      No [ ]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [ ]
   The aggregate market value of First Security Corporation (FSCO) voting stock held by nonaffiliates was $2,397,781,000 as of February 28, 1997.
   The number of shares outstanding of FSCO common stock $1.25 Par Value was 74,976,285 (net of 1,498,565 treasury shares) as of February 28, 1997.
   FSCO's Proxy Statement dated March 15, 1997, is incorporated by reference into Parts I and III of this Form 10-K

FIRST SECURITY CORPORATION, FSCO
INDEX
ITEM  CAPTION
------------------------------------------------------------------------------
Part I
 1  Business
 1a General Development of Business
 1c Narrative Description of Business
    Competitive Position
    Employment
    Executive Officers (incorporated by reference from FSCO's Proxy Statement dated March 15, 1997)
 1d Financial Information About Foreign and Domestic Operations
    Distribution of Assets, Liabilities and Stockholders' Equity; Interest
      Rates and Interest Differential
    Analysis of Interest Changes Due to Volumes and Changes in Rates Investment Portfolio
    Loan Portfolio
      A. Types of Loans
      B. Maturities and Sensitivities to Changes in Interest Rates
      C. Risk Elements
      D. Other Interest-Bearing Assets
    Summary of Loan Loss Experience
    Deposits
    Return on Equity and Return on Assets
    Short-Term Borrowings
 2  Properties
 3  Legal Proceedings
 4  Submission of Matters to a Vote of Security Holders

Part II
 5 Market for Registrant's Common Equity and Related Security Holder Matters 6 Selected Financial Data
 7 Management's Discussion and Analysis of Results of Operations and Financial Condition
 8  Financial Statements and Supplementary Data
 9  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosures

Part III
10  Directors and Executive Officers (*)
11  Executive Compensation (*)
12  Security Ownership of Certain Beneficial Owners and Management (*)
13  Certain Relationships and Related Transactions (*)
(*): Incorporated by reference from FSCO's Proxy Statement March 15, 1997.

Part IV
14a Exhibits and Financial Statement Schedules:
   1. Report of Independent Certified Public Accountants
      Consolidated Balance Sheets
        December 31, 1996 and 1995
      Consolidated Statements of Income
        for the Years Ended December 31, 1996, 1995, and 1994
      Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1994, 1995, and 1996
      Consolidated Statements of Cash Flows
        for the Years Ended December 31, 1996, 1995, and 1994
      Notes to Consolidated Financial Statements
   2. Exhibit Index
      Exhibit 3.1, Certificate of Incorporation, as amended (Exhibit 3.1 to FSCO's Registration Statement on Form S-4, Reg #33-30045, filed July 24, 1990, incorporated by reference).
      Exhibit 3.2, Bylaws of FSCO, as amended Jan. 29, 1996 (Exhibit 3.2 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1995, incorporated by reference).
      Exhibit 4.1, No instruments defining the rights of holders of long-term debt of FSCO and its subsidiaries have been included as exhibits because the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of FSCO and its subsidiaries on a consolidated basis.
      Exhibit 4.2, Rights Agreement between FSCO and First Security Bank of Utah NA, dated Aug. 28, 1990, which includes: Exhibit A, the form of Rights Certificate and the form of Election of Exercise; Exhibit B, the form of Certificate of Designation of FSCO's Junior Series B Preferred Stock, no par value per share; and Exhibit C, the Summary of Rights (Exhibit 4 to FSCO's Report on Form 8-K, dated Aug. 28, 1990, filed Sept. 1, 1990, incorporated by reference).
      Exhibit 4.3, Amendment Agreement between FSCO and First Security Bank of Utah NA, dated Sept. 26, 1990, amending the Rights Agreement between the same parties dated Aug. 28, 1990, (Exhibit 1 to FSCO's Amendment #1 on Form 8-A, dated Oct. 10, 1990, filed Oct. 16, 1990, amending FSCO's Report on Form 8-K, dated Aug. 28, 1990, filed Sept. 1, 1990, incorporated by reference).
      Exhibit 10, Material Contracts: Executive Compensation Plans and
        Arrangements:
      Exhibit 10.1, Amended and Restated FSCO Comprehensive Management Incentive Plan (Exhibit 10.1 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1994, incorporated by reference).
      Exhibit 10.2, Employment Agreement between FSCO and Spencer F. Eccles, dated Oct. 16, 1996 (Exhibit 10.3 to FSCO's Registration Statement on Form S-4, Reg #333-21759, filed Feb. 13, 1997, incorporated by reference).
      Exhibit 10.3, Employment Agreement between FSCO and Morgan J. Evans, dated Oct. 16, 1996 (Exhibit 10.4 to FSCO's Registration Statement on Form S-4, Reg #333-21759, filed Feb. 13, 1997, incorporated by reference).
      Exhibit 10.4, Employment Agreement between FSCO and Michael P. Caughlin, dated Oct. 16, 1996 (Exhibit 10.9 to FSCO's Registration Statement on Form S-4, Reg #333-21759, filed Feb. 13, 1997, incorporated by reference).
      Exhibit 10.5, Employment Agreement between FSCO and Brad D. Hardy, dated Oct. 16, 1996 (Exhibit 10.8 to FSCO's Registration Statement on Form S-4, Reg #333-21759, filed Feb. 13, 1997, incorporated by reference).
      Exhibit 10.6, Employment Agreement between FSCO and Mark D. Howell, dated Oct. 16, 1996 (Exhibit 10.10 to FSCO's Registration Statement on Form S-4, Reg #333-21759, filed Feb. 13, 1997, incorporated by reference).
      Exhibit 10.7, Employment Agreement between FSCO and J. Patrick McMurray, dated Oct. 16, 1996 (Exhibit 10.6 to FSCO's Registration Statement on Form S-4, Reg #333-21759, filed Feb. 13, 1997, incorporated by reference).
      Exhibit 10.8, Employment Agreement between FSCO and L. Scott Nelson, dated Oct. 16, 1996 (Exhibit 10.5 to FSCO's Registration Statement on Form S-4, Reg #333-21759, filed Feb. 13, 1997, incorporated by reference).
      Exhibit 10.9, Employment Agreement between FSCO and Scott C. Ulbrich, dated Oct. 16, 1996 (Exhibit 10.7 to FSCO's Registration Statement on Form S-4, Reg #333-21759, filed Feb. 13, 1997, incorporated by reference).
      Exhibit 10.10, The form of FSCO's Deferred Compensation Plan Deferral Election -- 01/01/95 - 12/31/95 (Exhibit 10.10 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1994, incorporated by reference).
      Exhibit 11, Computation of per share earnings.
      Exhibit 21, Subsidiaries.
      Exhibit 23, Consent of Independent Certified Public Accountants:
        Deloitte & Touche LLP.
      Exhibit 27, Financial Data Schedule.
14b Reports on Form 8-K:
    FSCO has filed no reports on Form 8-K since Jan. 31, 1996.

Signatures

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FIRST SECURITY CORPORATION AND SUBSIDIARIES

The following pages contain "Management's Discussion and Analysis of Results of Operations and Financial Condition" (MD&A) of First Security Corporation (FSCO) for 1996, including comparisons with prior years' results and identification of possible risks and trends.

THIS MD&A SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES.

On January 29, 1996, FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend payable on February 15, 1996, to shareholders of record as of February 12, 1996. As a result of the split, shareholders received an additional share of FSCO common stock for every two shares held. All historical share and per-share data in this report were restated for all years reported in First Security Corporation's 1995 Annual Report to reflect this stock split (see "Common and Preferred Stock").

As required by applicable accounting rules, all 1992 and prior-year amounts in this report were restated in 1993 to reflect the 1993 pooling-of-interests merger with First National Financial Corporation, and the adoption of SFAS 109 "Accounting for Income Taxes", which was applied retroactively.

It should be noted that the five-year compound growth rates shown on tables throughout this discussion may not represent actual trends due to acquisitions and certain nonrecurring events.


SUBSEQUENT EVENTS

Subsequent to the release of FSCO's 1996 Annual Report to Stockholders, FSCO announced the signing of a definitive agreement to acquire American Bancorp, a bank holding company, and its bank subsidiary, American Bank of Commerce. American Bancorp is located in Nevada, and has total assets of $318 million and equity of $31.7 million. This transaction, which is subject to regulatory approval, is expected to be completed early in the third quarter of 1997.


FORWARD-LOOKING STATEMENTS

When used in this annual report on Form 10-K or other filings by FSCO with the Securities and Exchange Commission (SEC), in FSCO's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized FSCO executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors, could affect FSC0's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected.

FSCO does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements (see "Factors That May Affect Future Results of Operations And Financial Condition").

MANAGEMENT'S DISCUSSION AND ANALYSIS
Management's Discussion and Analysis of
       Results of Operations and Financial Condition
     Forward-Looking Statements
     Glossary
     Table 1:  Financial Highlights, Five-Year Summary
     1996 Highlights
     Project VISION
     Operating Subsidiaries
       Table 2:  Consolidating Statements
     Analysis of Statements of Income:
       Summary
       Net Interest Income and Margin
         Table 3: Average Balance Sheets, Net Interest Income, Yields And Rates Table 4: Analysis of Interest Changes Due To Volumes And Rates
       Provision For Loan Losses
       Noninterest Income
         Table 5:  Noninterest Income
       Noninterest Expenses
         Table 6:  Noninterest Expenses
       Provision for Income Taxes
     Analysis of Balance Sheets:
       Summary
       Interest-Earning Assets and Asset Quality
         Trading Account Securities
         Investment Securities
           Table 7:  Investment Securities
         Loans
           Table 8:  Loans
         Problem Assets and Potential Problem Assets
           Table 9:  Problem Assets and Potential Problem Assets
         Reserve for Loan Losses
           Table 10: Reconciliation of the Reserve for Loan Losses
           Table 11: Allocation of the Reserve for Loan Losses
         Provision for Loan Losses
       Asset/Liability Management
         Liquidity
           Table 12: Deposits
           Table 13: Short-Term Borrowings
           Table 14: Long-Term Debt
         Interest Rate Risk
           Table 15: Interest Rate Sensitivities
           Table 16: Maturities of Time Certificates of Deposit
             of $100,000 or More
       Stockholders' Equity and Capital Adequacy
         Table 17: Capital Ratios and Risk-Based Capital Ratios
       Common and Preferred Stock
       Off-Balance Sheet Items
       Inflation Accounting and Capital Commitments
       Table 18: Quarterly Financial Summary
     Mergers and Acquisitions
     National and Regional Economies
     Competitive Position
     Factors That May Affect Future Results of Operations
       and Financial Condition
     Legal Proceedings

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
     Corporate Information

GLOSSARY

ALCO: Asset/liability management committees, comprised of senior FSCO officers. The ALCO process identifies, assesses, and manages FSCO's capital adequacy, and the liquidity and interest rate risk of FSCO's business lines.

BHCPR: Bank Holding Company Performance Report. A banking industry report prepared by the Federal Reserve and used by FSCO to compare its performance against that of its national peer group. Typically this report is available 3 to 6 months after the reporting date.

BOOK VALUE PER SHARE: Common stockholders' equity divided by the number of common shares outstanding, net of common treasury shares.

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

MSR: Mortgage servicing rights. The asset value associated with the right to service mortgage loans, classified as an intangible asset by the Federal Reserve. MSR's are created when FSCO originates mortgage loans, or purchases mortgage servicing rights through secondary markets.

NASDAQ: The National Association of Securities Dealers Automated Quotation National Market System.

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

OPERATING EXPENSE RATIO: Noninterest expenses divided by the sum of net interest income FTE plus noninterest income. Also known as an efficiency ratio.

ORE:  Other real estate owned. Also includes other foreclosed assets.

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

RESERVE FOR LOAN LOSSES: An adjustment made to loans to recognize possible future loan chargeoffs. All loan losses are charged against this reserve as they become probable and subject to reasonable estimation. Recoveries of amounts previously charged off are credited to this reserve. The reserve is adjusted by means of the provision for loan losses.

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

TIER 1 CAPITAL: Stockholders' equity plus minority equity in subsidiaries and certain capital securities, minus goodwill and deposit-based intangibles.

TIER 2 CAPITAL: Reserves for loan losses up to 1.25% of risk-adjusted assets plus qualifying subordinated debt.

TOTAL CAPITAL:  The sum of Tier 1 plus Tier 2 Capital.

TABLE 1: FINANCIAL HIGHLIGHTS, FIVE-YEAR SUMMARY (in thousands, except per share data and ratios)
                                                                                                                              5-Year
                                                                                                                 96/95      Compound
                                                          1996         1995        1994        1993       1992   % Chg   Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
COMMON AND PREFERRED STOCK DATA:
Earnings per common share: primary                  $     2.30   $     1.57  $     1.87  $     1.59 $     1.44    46.5        19.1
Earnings per common share: fully diluted                  2.29         1.57        1.87        1.58       1.44    45.9        20.3
Tangible EPCS: fully diluted                              2.49         1.75        2.07        1.78       1.65    42.3        17.3
Dividends paid per common share                           0.86         0.75        0.69        0.59       0.45    14.7        16.5
Book value (EOP)                                         15.06        13.71       11.95       11.49      10.54     9.8         9.4
Tangible book value (EOP)                                12.82        11.72        9.71       11.33      10.32     9.4         6.4
Market price (bid) (EOP)                                 34.13        25.33       15.17       17.17      18.17    34.7        21.9
  High bid for the period                                34.13        25.33       21.33       20.17      18.33    34.7        21.9
  Low bid for the period                                 22.88        14.67       14.33       16.00      12.11    56.0        28.0
Market capitalization (mktprice x #shrs) (EOP) %     2,583,467    1,903,344   1,128,286   1,247,253  1,243,745    35.7        25.3
Market price / book value (EOP) %                       226.59       184.82      126.95      149.36     172.36
Dividend payout ratio (DPCS / EPCS) %                    37.39        47.77       37.01       36.97      31.55
Dividend yield (DPCS / mktprice) (EOP) %                  2.52         2.95        4.57        3.57       2.79
Price-earnings ratio (mktprice / EPCS)                    14.8X        16.2x        8.1x       10.8x      12.6x
Common shares (EOP)                                     75,706       75,133      74,393      72,656     68,463     0.8         2.8
Common shares: primary (Avg)                            77,377       76,319      74,891      71,778     69,495     1.4         4.6
Common shares: fully diluted (Avg)                      77,570       76,527      75,126      72,030     69,780     1.4         3.4
Common shareholders of record (not rounded) (EOP)        9,095        9,222       8,821       8,748      7,976    (1.4)        5.6
Preferred shares (EOP)                                      10           11          12          13         15    (9.1)       (9.0)
Preferred shareholders of record (not rounded) (EOP)       541          588         634         671        742    (8.0)       (7.8)
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Interest income                                     $  987,808   $  934,859  $  773,517  $  644,732 $  656,448     5.7         6.8
Interest expense                                       471,232      459,868     315,415     240,794    280,499     2.5         4.0
Net interest income                                    516,576      474,991     458,102     403,938    375,949     8.8         9.9
Fully taxable equivalent (FTE) adjustment                7,684        8,336       7,875       7,633      9,621    (7.8)       (5.9)
Net interest income, FTE                               524,260      483,327     465,977     411,571    385,570     8.5         9.5
Provision for loan losses                               40,300       21,082         825      11,684     30,277    91.2        (9.5)
Noninterest income                                     298,686      266,492     197,548     167,159    144,036    12.1        16.7
Noninterest expenses                                   497,367      530,205     433,648     386,146    339,456    (6.2)       10.2
Provision for income taxes                              99,752       70,191      81,043      59,211     49,909    42.1        28.6
Net income                                             177,843      120,005     140,134     114,056    100,343    48.2        24.5
Preferred stock dividend requirement                        33           35          39          43         48    (5.7)       (8.7)
Common stock dividend                                   64,893       55,966      51,087      38,595     26,000    16.0        26.5
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET - END OF PERIOD:
Trading account securities                          $  477,486   $  638,393  $  553,826  $  607,854 $  388,961   (29.9)        7.3
Investment securities                                3,150,276    2,623,557   2,246,419   1,762,783  1,750,180    20.1        15.3
  Memo: fair value adjustment for
  investment securities AFS                              1,654       23,614     (86,537)         --         --   (93.0)         NM
Loans, net of unearned income                        9,262,482    8,315,095   8,173,678   6,561,021  5,616,624    11.4        11.3
Reserve for loan losses                               (134,428)    (129,982)   (133,855)   (134,848)  (127,847)    3.4         1.2
Total interest-earning assets                       13,115,096   11,746,677  11,019,059   9,329,273  8,054,059    11.6        12.0
Intangible assets                                      169,779      148,819     166,199      11,833     14,867    14.1        64.2
Total assets                                        14,708,024   13,034,607  12,148,982  10,211,689  8,895,673    12.8        12.1
Noninterest-bearing deposits                         2,198,348    1,884,931   1,719,388   1,697,687  1,429,314    16.6        12.1
Interest-bearing deposits                            7,240,915    6,888,711   6,333,956   5,806,020  5,439,139     5.1         6.6
Total deposits                                       9,439,263    8,773,642   8,053,344   7,503,707  6,868,453     7.6         7.7
Short-term borrowed funds                            2,830,633    2,198,689   2,345,139   1,486,905    995,790    28.7        25.8
Long-term debt                                         944,055      720,521     685,426     224,836    127,203    31.0        60.9
Total interest-bearing liabilities                  11,015,603    9,807,921   9,364,521   7,517,761  6,562,132    12.3        12.0
Minority equity in subsidiaries                            342          309         269         268        219    10.7         6.8
Preferred stockholders' equity                             540          571         629         703        783    (5.4)       (8.7)
Common stockholders' equity                          1,140,108    1,029,692     888,845     835,028    721,664    10.7        12.4
Parent company investment in subsidiaries            1,206,037    1,071,320     932,738     741,185    640,795    12.6        15.7
====================================================================================================================================

Notes:
EOP: End of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.

TABLE 1:  FINANCIAL HIGHLIGHTS, FIVE-YEAR SUMMARY (in thousands, except per share data and ratios) continued
                                                                                                                     5-Year
                                                                                                           96/95    Compound
                                       1996            1995          1994          1993         1992       % Chg   Growth Rate
-------------------------------------------------------------------------------------------------------------------------------
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS - END OF PERIOD:
Total nonaccruing loans         $    33,276     $    22,447   $    23,868   $    36,354   $   79,968        48.2     (21.6)
Other real estate                     4,855           4,134         3,352        16,465       27,487        17.4     (33.8)
Total nonperforming assets           38,131          26,581        27,220        52,819      107,455        43.5     (24.0)
Accruing loans past due 90
 days or more                        19,326          13,455        12,001         7,155       11,766        43.6       2.4
Total problem assets                 57,457          40,036        39,221        59,974      119,221        43.5     (19.3)
Potential problem assets              8,271          12,319        12,018        19,179       22,930       (32.9)    (34.7)
-------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF THE RESERVE FOR LOAN LOSSES:
Reserve for loan losses,
 beginning                      $   129,982     $   133,855   $   134,848   $   127,847   $  126,887        (2.9)      2.1
Net loans charged off               (35,854)        (24,955)       (7,092)      (11,865)     (32,831)       43.7      (9.4)
Provision for loan losses            40,300          21,082           825        11,684       30,277        91.2      (9.5)
Acquisitions and
 reclassifications                       --              --         5,274         7,182        3,514          --    (100.0)
Reserve for loan losses, ending     134,428         129,982       133,855       134,848      127,847         3.4       1.2
-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET - AVERAGE:
Trading account securities      $   197,308     $   487,992   $   629,308   $   424,091   $  430,025       (59.6)    (12.4)
Investment securities             2,857,948       2,339,035     2,254,772     1,792,591    1,708,038        22.2      14.8
  Memo: fair value adjustment
   for investment securities AFS     (3,086)        (21,335)      (30,246)           --           --        85.5        NM
Loans, net of unearned income     8,679,860       8,196,759     7,244,205     5,917,816    5,463,283         5.9      10.2
Reserve for loan losses            (132,127)       (131,630)     (134,802)     (128,801)    (130,548)        0.4       1.1
Deferred taxes on leases           (170,588)       (160,244)     (145,264)     (132,749)    (124,327)        6.5       8.9
Total interest-earning  assets,
  excl. fair value adjustment
  for investment securities AFS
  and deferred tax on leases     11,671,304      11,038,396    10,072,306     8,319,615    7,680,167         5.7      10.0
Intangible assets                   157,567         149,861       117,632        13,709       14,602         5.1      61.8
Total assets                     13,045,607      12,232,262    11,139,838     9,214,260    8,490,487         6.6      10.1
Noninterest-bearing deposits      1,789,403       1,646,070     1,616,294     1,428,640    1,214,078         8.7      11.4
Interest-bearing deposits         7,095,040       6,745,786     6,083,333     5,527,474    5,353,698         5.2       6.6
Total deposits                    8,884,443       8,391,856     7,699,627     6,956,114    6,567,776         5.9       7.4
Short-term borrowed funds         2,050,398       1,892,408     2,007,341     1,121,250      982,448         8.3      15.1
Long-term debt                      746,885         728,788       368,096       204,129      103,659         2.5      48.2
Total interest-bearing
 liabilities                      9,892,323       9,366,982     8,458,770     6,852,853    6,439,805         5.6       9.5
Minority equity in subsidiaries         318             294           265           232          237         8.2       5.3
Preferred stockholders' equity          554             599           675           728          820        (7.5)     (8.9)
Common stockholders' equity       1,067,293         985,576       868,060       783,930      685,339         8.3      13.0
-------------------------------------------------------------------------------------------------------------------------------
OTHER DATA - END OF PERIOD:
Full-time equivalent employees        7,017           7,530         7,621         6,318        5,891        (6.8)      4.4
Total domestic bank offices             266             272           261           245          230        (2.2)      3.1
===============================================================================================================================

Notes:
EOP: End of Period. NM: Not Meaningful. AFS:  Available For Sale.

TABLE 1: FINANCIAL HIGHLIGHTS, FIVE-YEAR SUMMARY continued
                                                         1996               1995          1994         1993       1992
--------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS (%):
Return on average assets (ROAA)                          1.36%              0.98%         1.26%        1.24%      1.18%
Tangible ROAA                                            1.50               1.11          1.41         1.39       1.36
Return on average stockholders' equity (ROAE)           16.65              12.17         16.13        14.54      14.62
Tangible ROAE                                           21.20              16.02         20.67        16.61      17.19
Net interest margin, FTE                                 4.49               4.38          4.63         4.95       5.02
Net interest spread, FTE                                 3.77               3.63          4.03         4.33       4.31
Operating expense ratio                                 60.44              70.71         65.36        66.72      64.10
Productivity ratio                                       3.81               4.33          3.89         4.19       4.00
Loans / deposits (EOP)                                  98.13              94.77        101.49        87.44      81.77
Loans / assets (EOP)                                    62.98              63.79         67.28        64.25      63.14
Reserve for loan losses (EOP) / :
 Total loans                                             1.45               1.56          1.64         2.06       2.28
 Nonaccruing loans                                     403.98             579.06        560.81       370.93     159.87
 Nonaccruing + accruing loans past due 90 days         255.56             362.05        373.18       309.93     139.37
Nonaccruing loans / total loans                          0.36               0.27          0.29         0.55       1.42
Nonaccruing + accruing loans past due / total loans      0.57               0.43          0.44         0.66       1.63
Nonperforming assets / :
 Total loans + other real estate                         0.41               0.32          0.33         0.80       1.90
 Total assets                                            0.26               0.20          0.22         0.52       1.21
 Total equity                                            3.34               2.58          3.06         6.32      14.87
 Total equity + reserve for loan losses                  2.99               2.29          2.66         5.44      12.64
Problem assets / :
 Total loans + other real estate                         0.62               0.48          0.48         0.91       2.11
 Total assets                                            0.39               0.31          0.32         0.59       1.34
 Total equity                                            5.04               3.89          4.41         7.18      16.50
 Total equity + reserve for loan losses                  4.51               3.45          3.83         6.18      14.02
Net loans charged off / average loans                    0.41               0.30          0.10         0.20       0.60
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AND RISK-BASED CAPITAL RATIOS (%):
Stockholders' equity / assets (EOP)                      7.76%              7.90%         7.32%        8.18%      8.12%
Stockholders' equity / assets (Avg)                      8.19               8.06          7.80         8.52       8.08
Tangible common equity / tangible assets (EOP)           6.67               6.84          6.03         8.07       7.96
Leverage ratio                                           8.16               7.12          6.88         8.08       7.99
Tier 1 risk-based capital ratio                         11.34              10.35          9.84        11.82      11.32
Total (Tier 1 + 2) risk-based capital ratio             14.50              13.86         11.98        14.15      13.78
====================================================================================================================================

Notes:
EOP: End of Period.  NM: Not Meaningful.

1996 HIGHLIGHTS

Highlights of First Security Corporation's operations in 1996, including comparisons with 1995, included:

   RESULTS OF OPERATIONS

* Record net income of $177.8 million for 1996, up $30.1 million or 20.4% before the 1995 restructuring charge.

* Record net income of $51.2 million for the fourth quarter of 1996, up $14.7 million or 40.2% from the year-ago quarter before the 1995 restructuring charge.

* Fully diluted earnings per share of $2.29 for 1996, up $0.36 or 18.7% before the 1995 restructuring charge.

* Net interest margin at 4.49% for 1996, up 11 basis points.

* Operating expense ratio improved to 60.44% for 1996 and 58.23% for the fourth quarter.

   FINANCIAL CONDITION AT DECEMBER 31, 1996

* Record total assets of $14.7 billion, up $1.7 billion or 12.8%.

* Record interest-earning assets of $13.1 billion, up $1.4 billion or 11.6%.

* Record stockholders' equity of $1.1 billion, up $110 million or 10.7%.

* Asset quality: total problem assets to total loans and ORE at 0.62%.

* Ratio of reserve to total loans at 1.45%.

* Ratio of reserve to nonaccruing loans at 403.98%.

* All equity and risk-based capital ratios continue to exceed regulatory requirements for "well capitalized" status.

   OTHER HIGHLIGHTS

* Project VISION implementation completed; favorable impact as originally projected of approximately $0.49 per share (full-year run rate basis).

* First Security Bank, N.A., successor national bank resulting from merger of First Security Bank of Utah, N.A. and First Security Bank of Idaho, N.A.


PROJECT VISION

   FSCO'S CUSTOMER-FOCUSED CORPORATE REDESIGN PROGRAM

FSCO's Corporate Vision Statement is: "At First Security we are a high performance, independent financial services company that provides the highest quality products and services to the customers we serve. Our hallmark is a long and continuing tradition of integrity, community involvement, and progressive leadership that builds value and prosperity for our shareholders, customers, employees, and communities, all of which are vital to our success."

FSCO's primary objective for 1996 was to build on this Corporate Vision through implementation of Project VISION, the goals of which were announced on December 14, 1995. Project VISION was a comprehensive corporate redesign which included a major restructuring of FSCO to better meet customers" needs, and to increase operating efficiency, performance, and shareholder value.

   PROJECT VISION IMPLEMENTATION COMPLETED

On December 31, 1996, FSCO completed its implementation of Project VISION. FSCO has been gratified with the positive impact of Project VISION initiatives in the areas of revenue enhancements and noninterest expense reductions. The favorable impact of the Project VISION ideas implemented during 1996 was approximately $0.27 per share.

On a full-year run rate basis (i.e., as if Project VISION had been fully implemented as of January 1, 1996), the positive financial impact of these redesign changes was as originally estimated, and constituted approximately $0.49 per share. The components of this impact, as originally estimated and as implemented, were approximately as follows:

PROJECT VISION IMPLEMENTATION (FULL-YEAR RUN RATE)
$ in millions, except per share              Estimated:            Implemented:
--------------------------------------------------------------------------------
Process cost savings                         $    51.4             $      48.1
Revenue enhancements                              10.5                    14.5
Pre-tax positive financial impact                 61.9                    62.6
After-tax positive financial impact               37.8                    38.2
Per share                                    $    0.49             $      0.49
--------------------------------------------------------------------------------

FSCO recognized a $44.0 million pre-tax restructuring charge in 1995 (the
"1995 restructuring charge"), related to the redesign. This 1995 restructuring charge equated to $27.7 million on an after-tax basis, or $0.36 per share (see "Note 2: Restructuring Charge").

FSCO's redesigned corporate structure has combined its Utah and Idaho bank charters into a single bank, and all of FSCO's banks and subsidiaries have begun to operate as a single unit or "virtual bank".

FSCO's organizational management structure now consists of six customer-focused business units: Community Banking Services; Retail Lending Services; Business Banking Services; Finance & Capital Markets; Technology & Processing Services; and Corporate Services.


OPERATING SUBSIDIARIES

First Security Corporation is the largest financial services organization headquartered in the Intermountain West. Incorporated in 1928, FSCO is also the nation's oldest multistate bank holding company. At December 31, 1996, FSCO bank subsidiaries operated 266 full-service domestic bank offices in the six western states of Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming. Nonbank subsidiaries are engaged in residential mortgage loan origination and servicing, full-service leasing, bankcard transaction processing, insurance services, investment management, full-service securities brokerage, information technology, small business investment, and asset management.

FSCO's subsidiaries and their principal activities are discussed below (see "Table 2: Consolidating Statements").

* FIRST SECURITY BANK, N.A. (FS Bank) is a nationally chartered bank. It is the surviving bank resulting from the merger of FSCO's two largest subsidiaries, First Security Bank of Utah, N.A. and First Security Bank of Idaho, N.A. on June 21, 1996. FS Bank has two wholly owned operating subsidiaries:

     * CROSSLAND MORTGAGE CORPORATION (CrossLand Mortgage) originates and services residential term loans, and services mortgage loans for all FSCO subsidiaries. All CrossLand Mortgage loan originations are sold into the secondary market. At December 31, 1996, CrossLand Mortgage operated 72 offices in 23 states, and was ranked among the top 20 mortgage banking companies in the nation in terms of loan originations and servicing.

     * FIRST SECURITY HONG KONG AGREEMENT CORPORATION provides letters of credit and other international banking services.

* FIRST SECURITY BANK OF NEW MEXICO, N.A. (FSB New Mexico) is a nationally chartered bank and the third largest bank in New Mexico in terms of deposits.

* FIRST SECURITY BANK OF OREGON (FSB Oregon) is an Oregon state-chartered savings bank.

* FIRST SECURITY BANK OF NEVADA (FSB Nevada) is a Nevada state-chartered bank.

* FIRST SECURITY BANK OF WYOMING (FSB Wyoming) is a Wyoming state-chartered bank.

* FIRST SECURITY LEASING COMPANY (FS Leasing), is a full-service leasing company that originates and manages leases for both its own portfolio and the lease portfolios of FSCO's subsidiary banks. Leases are carried by FSCO's subsidiaries primarily to generate income. In addition, significant deferred tax benefits have been, and continue to be, generated by the lease portfolio.

* FIRST SECURITY PROCESSING SERVICES, INC. (FS Processing Services) processes bankcard transactions for other financial institutions.

* FIRST SECURITY INSURANCE, INC. (FS Insurance) is a full-service insurance agency that offers a wide range of insurance products to customers in FSCO's market areas.

* FIRST SECURITY LIFE INSURANCE COMPANY OF ARIZONA (FS Life Insurance) reinsures the credit life and disability insurance of borrowers from other FSCO subsidiaries.

* FIRST SECURITY INVESTMENT SERVICES, INC. (FS Investment Services) has two operating subsidiaries:

     * FIRST SECURITY INVESTOR SERVICES provides a full spectrum of securities products and brokerage services to the public, including full and discount brokerage services and investment advice, and makes available FSCO's "Achievement Funds", a family of proprietary mutual funds.

     * FIRST SECURITY INVESTMENT MANAGEMENT, INC. provides investment management and advisory services to FSCO's trust business and to other clients, and is an advisor to mutual funds, including certain of FSCO's "Achievement Funds".

* FIRST SECURITY BUSINESS INVESTMENT CORPORATION (FS Business Investment) invests in small businesses and provides alternative financing sources for small companies whose financing needs are typically not being met by conventional lending sources. Investments made by FS Business Investment include both equity and debt positions.

* FIRST SECURITY SERVICE COMPANY (FS Service) provides operational services to FSCO's subsidiaries. These services include loan servicing, item processing, accounting, tax, security, consumer compliance, human resources, planning, sales training, marketing, communications, purchasing, and risk management.

* FIRST SECURITY INFORMATION TECHNOLOGY, INC. (FS Information Technology) provides specialized services including all forms of data processing and telecommunications.

TABLE 2: CONSOLIDATING STATEMENTS (in thousands, except ratios) (A)
                                                         Reserve        Non-                                      Return   Return
For the Year Ended                 Total       Total    for Loan  Performing       Total        Total       Net  on Avg.  on Avg.
 December 31, 1996                Assets       Loans      Losses      Assets    Deposits       Equity    Income   Assets   Equity
------------------------------------------------------------------------------------------------------------------------------------
BANK SUBSIDIARIES:
FS Bank (211 offices) (B)    $11,698,810  $7,679,148  $ (97,649)     $29,574  $7,285,214  $   908,951  $147,441     1.44%   17.35%
FSB New Mexico (28 offices)    1,749,216     689,868    (18,577)       2,089   1,184,067      113,820    14,322     0.84    13.49
FSB Oregon (13 offices)          466,824     346,533     (5,185)         986     376,529       46,865    10,295     2.33    23.75
FSB Nevada (7 offices)           457,414     243,331     (5,688)       4,032     423,168       32,454     4,682     1.22    15.64
FSB Wyoming (7 offices)          222,166     130,125     (2,740)       1,244     187,696       26,311     2,687     1.22    10.75
Consolidating adjustments       (145,847)     (6,988)        --           --      (8,316)          --       (54)      --       --
------------------------------------------------------------------------------------------------------------------------------------
Total Bank Subsidiaries       14,448,583   9,082,017   (129,839)      37,925   9,448,358    1,128,401   179,373     1.40    17.02
------------------------------------------------------------------------------------------------------------------------------------
NONBANK SUBSIDIARIES:
FS Leasing                       183,945     176,434     (4,589)         206          --       33,537     3,287     1.79    10.40
FS Processing Services             4,826          --         --           --          --        1,804    (2,170)  (62.46) (166.92)
FS Insurance                      13,645         900         --           --          --        8,929     1,629    15.42    20.29
FS Life Insurance                 14,673          --         --           --          --       11,646     1,445    10.90    13.35
FS Investment Services             3,565          20         --           --          --        2,608     1,064    39.88    51.43
FS Business Investment             2,828       1,326         --           --          --        2,794      (383)  (15.90)  (16.08)
FS Service                        31,185       1,922         --           --          --       11,442    (6,355)  (20.98)  (79.42)
FS Information Technology         17,821          --         --           --          --          818        --       --       --
FS Capital I                     154,955     154,640         --           --          --        4,640        --       --       --
Consolidating adjustments         (2,129)         --         --           --          --         (240)      (47)      --       --
------------------------------------------------------------------------------------------------------------------------------------
Total Nonbank Subsidiaries       425,314     335,242     (4,589)         206          --       77,978    (1,530)   (0.59)   (2.34)
------------------------------------------------------------------------------------------------------------------------------------
FSCO Parent Company only       1,794,593     543,288         --           --          --    1,140,648    51,231     3.56     4.81
Consolidating adjustments     (1,960,466)   (698,065)        --           --      (9,095)  (1,206,379)  (51,231)      --       --
------------------------------------------------------------------------------------------------------------------------------------
FSC CONSOLIDATED              14,708,024   9,262,482   (134,428)      38,131   9,439,263    1,140,648   177,843     1.36%   16.65%
====================================================================================================================================

Notes:
(A) FSCO owns 100% of the stock of all of its subsidiaries except FS Bank and FSB Wyoming, which are each more than 99.9% owned.
(B) On June 21, 1996, First Security Bank of Utah, N.A. and First Security Bank of Idaho, N.A. merged to become First Security Bank, N.A.

ANALYSIS OF STATEMENTS OF INCOME

   SUMMARY

[NOTE: ALL 1995 NET INCOME AND RELATED DATA REPORTED IN THIS SUMMARY INCLUDE PROJECT VISION'S ONE TIME 1995 RESTRUCTURING CHARGE OF $44.0 MILLION PRE-TAX, WHICH EQUALED $27.7 MILLION AFTER TAX OR $0.36 PER SHARE FULLY DILUTED.]

FSCO earned record net income totaling $177.8 million for 1996, up $57.8 or 48.2% from $120.0 million earned in 1995, which in turn was down $20.1 million or 14.4% from $140.1 million in 1994 (see "Table 1: Financial Highlights' see also "Factors That May Affect Future Results of Operations And Financial Condition"). This net income generated a 1.36% ROAA and a 16.65% ROAE for 1996 on FSCO's strong average equity to assets ratio of 7.76%, up from a 0.98% ROAA and a 12.17% ROAE for 1995 and a 1.26% ROAA and a 16.13% ROAE for 1994. Fully diluted earnings per share were $2.29 for 1996, up $0.72 or 45.9% from $1.57 for 1995, which in turn was down $0.30 or 16.0% from $1.87 for 1994. Adjusting for amortization of intangibles, the tangible ROAA was 1.50%, up from 1.11% for 1995 and 1.41% for 1994, the tangible ROAE was 21.20%, up from 16.02% for 1995 and 20.67% for 1994, and tangible fully diluted earnings per share were $2.49, up from $1.75 in 1995 and $2.07 in 1994.

   NET INTEREST INCOME AND MARGIN

The largest component of FSCO's operating income is net interest income. For purposes of this discussion, interest income earned on tax-exempt or tax-favored loans, leases, and securities is adjusted to an FTE basis to facilitate comparison with interest earned that is subject to statutory taxation.

Changes in net interest income generally occur due to fluctuations in the volumes (balances and/or mixes) of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest rates (yields or costs). Changes in nonperforming assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income.

Net interest income FTE totaled $524.3 million for 1996, up $40.9 million or 8.5% from 1995 (see "Table 3: Average Balance Sheets, Net Interest Income, Yields and Rates", "Table 4: Analysis of Interest Changes Due To Volumes and Rates", and "Table 1: Financial Highlights"). This increase was due to volume growth of 5.9% in average loans and 22.2% in investment securities, and lower average rates on savings/money market accounts and overnight borrowed funds, partially offset by volume growth of 5.6% in average interest-bearing liabilities.

By comparison, net interest income FTE for 1995 totaled $483.3 million, up $17.3 million or 3.7% from $466.0 million for 1994. This increase was due mostly to the 13.1% volume growth in average loans, inclusive of the impacts of the securitization and sale of $251 million of auto loans during the third quarter of 1995 and the sale of $100 million mortgage loans during the fourth quarter of 1995. Compaction of spreads on interest-earning assets negatively impacted the net interest margin, which was 4.38% for 1995, down from 4.63% for 1994.

The net interest margin was 4.49% for 1996, up 11 basis points from 1995, and was 4.55% for the fourth quarter of 1996, essentially unchanged from the year-ago quarter and the third quarter of 1996. During 1996, a one basis point (0.01%) change in FSCO's net interest margin FTE equaled approximately $1.2 million of net interest income FTE.

Over the past 10 years, growth in FSCO's net interest income FTE has largely been due to sustained growth in average interest-earning assets. The net interest margin FTE has also reflected increased competition, balance sheet restructuring, and the impact of changes in the yield curve.

TABLE 3: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       1996                                    1995
                                                                        Tax   Avg %                             Tax    Avg %
                                                    Average      Equivalent  Yield/         Average      Equivalent   Yield/
For the Years Ended December 31,                    Balance        Interest   Rate          Balance        Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-Earning Assets:
Federal funds sold and securities purchased     $    84,575       $  4,483    5.30       $   140,317       $  8,166    5.82
Interest-bearing deposits in other banks             19,115          1,059    5.54            13,202            778    5.89
Trading account securities                          197,308         10,094    5.12           487,992         29,130    5.97
Investment securities (B)                         2,861,034        187,830    6.57         2,360,370        147,542    6.25
Loans, net of unearned income
 and deferred taxes on leases (C)                 8,509,272        792,026    9.31         8,036,515        757,579    9.43
-----------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets, Net of Deferred
  Taxes On Leases and Excluding Fair Value
  Adjust on Securities AFS (B)                   11,671,304        995,492    8.53        11,038,396        943,195    8.54
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                             655,931                                  604,295
Premises and equipment, net                         222,209                                  201,749
Other real estate                                     4,702                                    3,923
Reserve for loan losses                            (132,127)                                (131,630)
Other assets                                        456,086                                  376,620
Deferred taxes on leases, deducted above            170,588                                  160,244
Fair value adjustment for
 securities available for sale                       (3,086)                                 (21,335)
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                    $13,045,607                              $12,232,262
====================================================================================================================================
LIABILITIES:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts                $   860,764         19,594    2.28       $ 1,069,970         20,863    1.95
Savings and money-market accounts                 2,750,436         92,838    3.38         2,369,327         88,935    3.75
Time deposits of $100,000 or more                   725,536         40,768    5.62           690,820         41,222    5.97
Other time deposits                               2,758,304        159,810    5.79         2,615,669        149,126    5.70
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                   7,095,040        313,010    4.41         6,745,786        300,146    4.45
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold       1,794,685         90,523    5.04         1,685,763         94,608    5.61
Other short-term borrowings                         255,713         17,558    6.87           206,645         13,663    6.61
Long-term debt                                      746,885         50,141    6.71           728,788         51,451    7.06
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                9,892,323        471,232    4.76         9,366,982        459,868    4.91
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                      1,789,403                                1,646,070
Other liabilities                                   296,034                                  233,035
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                11,977,760                               11,246,087
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity                          554                                      599
Common stockholders' equity                       1,067,293                                  985,576
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                        1,067,847                                  986,175
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity      $13,045,607                              $12,232,262
====================================================================================================================================
Interest income/earning assets                                                8.53                                     8.54
Interest expense/earning assets                                               4.04                                     4.16
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/earning assets                                 524,260    4.49                          483,327    4.38
Less FTE adjustment                                                  7,684                                    8,336
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income, Per Statements of Income                     $516,576                                 $474,991
====================================================================================================================================
Loan Fees Included In Interest Income                             $ 27,675                                 $ 24,025
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                                                       1994                                    1993
                                                                        Tax   Avg %                             Tax    Avg %
                                                    Average      Equivalent  Yield/         Average      Equivalent   Yield/
For the Years Ended December 31,                    Balance        Interest   Rate          Balance        Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-Earning Assets:
Federal funds sold and securities purchased     $    56,724       $  2,320    4.09      $  302,412       $  9,191    3.04
Interest-bearing deposits in other banks              2,315             83    3.59          15,454            456    2.95
Trading account securities                          629,308         33,983    5.40         424,091         20,841    4.91
Investment securities (B)                         2,285,018        126,148    5.52       1,792,591        106,195    5.92
Loans, net of unearned income
 and deferred taxes on leases (C)                 7,098,941        618,858    8.72       5,785,067        515,682    8.91
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets, Net of Deferred
  Taxes On Leases and Excluding Fair Value
  Adjust on Securities AFS (B)                   10,072,306        781,392    7.76       8,319,615        652,365    7.84
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                             604,479                                547,758
Premises and equipment, net                         165,545                                137,649
Other real estate                                     8,856                                 26,506
Reserve for loan losses                            (134,802)                              (128,801)
Other assets                                        308,436                                178,784
Deferred taxes on leases, deducted above            145,264                                132,749
Fair value adjustment for
 securities available for sale                      (30,246)                                    --
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                    $11,139,838                             $9,214,260
====================================================================================================================================
LIABILITIES:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts                $ 1,097,185         18,932    1.73      $  962,411         18,239    1.90
Savings and money-market accounts                 2,549,142         78,029    3.06       2,220,848         68,275    3.07
Time deposits of $100,000 or more                   416,886         18,558    4.45         340,714         14,124    4.15
Other time deposits                               2,020,120         90,206    4.47       2,003,501         92,354    4.61
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                   6,083,333        205,725    3.38       5,527,474        192,992    3.49
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold       1,934,468         81,735    4.23       1,065,495         31,639    2.97
Other short-term borrowings                          72,873          4,071    5.59          55,755          2,340    4.20
Long-term debt                                      368,096         23,884    6.49         204,129         13,823    6.77
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                8,458,770        315,415    3.73       6,852,853        240,794    3.51
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                      1,616,294                              1,428,640
Other liabilities                                   196,039                                148,109
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                10,271,103                              8,429,602
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity                          675                                    728
Common stockholders' equity                         868,060                                783,930
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                          868,735                                784,658
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity      $11,139,838                             $9,214,260
====================================================================================================================================
Interest income/earning assets                                                7.76                                   7.84
Interest expense/earning assets                                               3.13                                   2.89
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/earning assets                                 465,977    4.63                        411,571    4.95
Less FTE adjustment                                                  7,875                                  7,633
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income, Per Statements of Income                     $458,102                               $403,938
====================================================================================================================================
Loan Fees Included In Interest Income                             $ 18,658                               $ 13,708
====================================================================================================================================


--------------------------------------------------------------------------------------
                                                                       1992
                                                                        Tax    Avg%
                                                     Average     Equivalent  Yield/
                                                     Balance       Interest   Rate
--------------------------------------------------------------------------------------
ASSETS:
Interest-Earning Assets:
Federal funds sold and securities purchased       $  186,938      $  6,416    3.43
Interest-bearing deposits in other banks              16,210           690    4.26
Trading account securities                           430,025        27,169    6.32
Investment securities (B)                          1,708,038       121,141    7.09
Loans, net of unearned income
 and deferred taxes on leases (C)                  5,338,956       510,653    9.56
--------------------------------------------------------------------------------------
Total Interest-Earning Assets, Net of Deferred
  Taxes On Leases and Excluding Fair Value
  Adjust on Securities AFS (B)                     7,680,167       666,069    8.67
--------------------------------------------------------------------------------------
Cash and due from banks                              482,445
Premises and equipment, net                          122,432
Other real estate                                     35,849
Reserve for loan losses                             (130,548)
Other assets                                         175,815
Deferred taxes on leases, deducted above             124,327
Fair value adjustment for
 securities available for sale                            --
--------------------------------------------------------------------------------------
Total Assets                                      $8,490,487
======================================================================================
LIABILITIES:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts                  $  865,945        23,094    2.67
Savings and money-market accounts                  1,840,670        68,544    3.72
Time deposits of $100,000 or more                    394,368        20,216    5.13
Other time deposits                                2,252,715       126,281    5.61
--------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                    5,353,698       238,135    4.45
--------------------------------------------------------------------------------------
Federal funds purchased and securities sold          929,123        31,799    3.42
Other short-term borrowings                           53,325         2,218    4.16
Long-term debt                                       103,659         8,347    8.05
--------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                 6,439,805       280,499    4.36
--------------------------------------------------------------------------------------
Noninterest-bearing deposits                       1,214,078
Other liabilities                                    150,445
--------------------------------------------------------------------------------------
Total Liabilities                                  7,804,328
--------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity                           820
Common stockholders' equity                          685,339
--------------------------------------------------------------------------------------
Total Stockholders' Equity                           686,159
--------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $8,490,487
======================================================================================
Interest income/earning assets                                                8.67
Interest expense/earning assets                                               3.65
--------------------------------------------------------------------------------------
Net interest income/earning assets                                 385,570    5.02
Less FTE adjustment                                                  9,621
--------------------------------------------------------------------------------------
Net Interest Income, Per Statements of Income                     $375,949
======================================================================================
Loan Fees Included In Interest Income                             $ 12,736
======================================================================================

(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset. The combined tax rate was approximately 39% for 1996-1993 and 38% for 1992-1991.
(B) Yields on investment securities exclude average valuation adjustments for securities available for sale. Yields for 1995 and 1994 have been restated to reflect this change. During 1995 and 1994, $225,715 and $270,079, respectively, was classified as securities held to maturity. Prior to 1994, all securities were classified as held to maturity. At the end of 1995, FSCO elected to classify all of its securities held to maturity as securities available for sale.
(C)  Loans include nonaccruing loans.

TABLE 4: ANALYSIS OF INTEREST CHANGES DUE TO VOLUMES AND RATES (in thousands) (A)

---------------------------------------------------------------------------------------------------------------------------------
                                                               1996 OVER 1995                               1995 over 1994
                                                      Changes Due to:            Total             Changes Due to:          Total
                                                     Volume          Rate        Change            Volume        Rate      Change
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Federal funds sold and securities purchased        $ (3,244)     $   (439)     $ (3,683)        $  3,419      $  2,427   $  5,846
Interest-bearing deposits in other banks                348           (67)          281              390           305        695
Trading account securities                          (17,352)       (1,684)      (19,036)          (7,631)        2,778     (4,853)
Investment securities                                31,296         8,992        40,288            4,160        17,234     21,394
Loans, net of unearned income
 and deferred taxes on leases (B)                    44,565       (10,118)       34,447           81,734        56,987    138,721
---------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets,
 Net of Deferred Taxes On Leases                     55,613        (3,316)       52,297           82,072        79,731    161,803
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Interest-Bearing Deposits:
Interest-bearing demand accounts                     (4,079)        2,810        (1,269)            (470)        2,401      1,931
Savings and money market accounts                    14,305       (10,402)        3,903           (5,504)       16,410     10,906
Time deposits of $100,000 or more                     2,072        (2,526)         (454)          12,194        10,470     22,664
Other time deposits                                   8,132         2,552        10,684           26,594        32,326     58,920
---------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                      20,430        (7,566)       12,864           32,814        61,607     94,421
---------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold           6,113       (10,198)       (4,085)         (10,508)       23,381     12,873
Other short-term borrowings                           3,244           651         3,895            7,473         2,119      9,592
Long-term debt                                        1,278        (2,588)       (1,310)          23,404         4,163     27,567
---------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                   31,065       (19,701)       11,364           53,183        91,270    144,453
---------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                      $ 24,548      $ 16,385      $ 40,933         $ 28,889      $(11,539)  $ 17,350
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
                                                               1994 over 1993                               1993 over 1992
                                                      Changes Due to:            Total             Changes Due to:         Total
                                                     Volume          Rate        Change            Volume        Rate      Change
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Federal funds sold and securities purchased          $ (7,467)   $    596      $ (6,871)         $  3,963    $ (1,188)   $  2,775
Interest-bearing deposits in other banks                 (388)         15          (373)              (32)       (202)       (234)
Trading account securities                             10,085       3,057        13,142              (375)     (5,953)     (6,328)
Investment securities                                  29,172      (9,219)       19,953             5,330     (20,276)    (14,946)
Loans, net of unearned income
 and deferred taxes on leases (B)                     117,119     (13,943)      103,176            42,669     (37,640)      5,029
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets,
 Net of Deferred Taxes On Leases                      148,521     (19,494)      129,027            51,555     (65,259)    (13,704)
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Interest-Bearing Deposits:
Interest-bearing demand accounts                        2,554      (1,861)          693             2,573      (7,428)     (4,855)
Savings and money market accounts                      10,093        (339)        9,754            14,157     (14,426)       (269)
Time deposits of $100,000 or more                       3,158       1,276         4,434            (2,750)     (3,342)     (6,092)
Other time deposits                                       766      (2,914)       (2,148)          (13,970)    (19,957)    (33,927)
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                        16,571      (3,838)       12,733                10     (45,153)    (45,143)
----------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold            25,803      24,293        50,096             4,667      (4,827)       (160)
Other short-term borrowings                               718       1,013         1,731               101          21         122
Long-term debt                                         11,103      (1,042)       10,061             8,090      (2,614)      5,476
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                     54,195      20,426        74,621            12,868     (52,573)    (39,705)
----------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                        $ 94,326    $(39,920)     $ 54,406          $ 38,687    $(12,686)   $ 26,001
===================================================================================================================================


----------------------------------------------------------------------------------------------
                                                               1992 over 1991
                                                      Changes Due to:              Total
                                                     Volume          Rate          Change
----------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Federal funds sold and securities purchased           $    823     $  (3,960)      $  (3,137)
Interest-bearing deposits in other banks                (1,179)         (498)         (1,677)
Trading account securities                               3,269        (2,476)            793
Investment securities                                   22,509       (23,682)         (1,173)
Loans, net of unearned income
 and deferred taxes on leases (B)                       10,463       (60,450)        (49,987)
---------------------------------------------------------------------------------------------
Total Interest-Earning Assets,
 Net of Deferred Taxes On Leases                        35,885       (91,066)        (55,181)
---------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Interest-Bearing Deposits:
Interest-bearing demand accounts                         5,232       (12,772)         (7,540)
Savings and money market accounts                       28,642       (27,346)          1,296
Time deposits of $100,000 or more                      (10,975)       (7,305)        (18,280)
Other time deposits                                    (23,327)      (33,730)        (57,057)
---------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                           (428)      (81,153)        (81,581)
---------------------------------------------------------------------------------------------
Federal funds purchased and securities sold              1,181       (19,471)        (18,290)
Other short-term borrowings                             (4,874)       (2,735)         (7,609)
Long-term debt                                             (52)            9             (43)
---------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                      (4,173)     (103,350)       (107,523)
---------------------------------------------------------------------------------------------
Change in Net Interest Income                         $ 40,058     $  12,284       $  52,342
=============================================================================================

Notes:
(A) Changes not due entirely to changes in volume or rate have been allocated to rate. Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset. The combined tax rate was approximately 39% for 1996-1993 and 38% for 1992-1991.
(B)  Loan fees included in interest income: 1996: $27,675; 1995: $24,025; 1994:
     $18,658; 1993: $13,708; 1992: $12,736; and 1991: $11,351.

   PROVISION FOR LOAN LOSSES

The provision for loan losses totaled $40.3 million for 1996, up $19.2 million or 91.2% from $21.1 million for 1995 (see "Interest-Earning Assets and Asset Quality - Provision for Loan Losses", and "Table 10: Reconciliation of the Reserve for Loan Losses"). By comparison, the provision for loan losses for 1995 totaled $21.1 million, up from $0.8 million for 1994.

   NONINTEREST INCOME

Noninterest income totaled $298.7 million for 1996, up $32.2 million or 12.1% from 1995 (see "Table 5: Noninterest Income"). These increases were due primarily to FSCO's ongoing, and Project VISION's added, emphasis on increasing and diversifying sources of noninterest income, plus the positive impact of the mortgage banking activities of CrossLand Mortgage and FSCO's subsidiary banks. The gain on the sale of trading account securities decreased due to the lack of volatility in short-term markets which resulted in limited trading opportunities, while the gain on the sale of investment securities increased due to a variety of strategies which included swapping short-term securities for those with longer maturities and greater returns.

By comparison, noninterest income totaled $266.5 million for 1995, up $68.9 million or 34.9% from 1994. This increase was due in part to continued emphasis on increasing and diversifying sources of noninterest income, and the full-year positive impact on mortgage banking activities of the 1994 acquisition of CrossLand Mortgage. These increases were partially offset by declines in bankcard servicing fees & third-party processing fees resulting from the 1994 sale of certain assets related to third-party processing for credit unions. In addition, FSCO liquidated $224 million of certain investment securities available for sale for a combined loss of $2.9 million pre-tax during the fourth quarter of 1995.

The increase in FSCO's mortgage banking activities following the 1994 acquisition of CrossLand Mortgage has further diversified FSCO's noninterest income. As a result, the ratio of noninterest income to total income FTE increased to 36.29% for 1996, up from 35.54% for 1995 and 29.77% for 1994.

TABLE 5: NONINTEREST INCOME (in thousands)
                                                                                                                       5-Year
                                                                                                        96/95        Compound
For the Years Ended December 31,                     1996       1995       1994       1993       1992   % Chg     Growth Rate
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Service charges on deposit accounts              $ 80,924   $ 68,114   $ 62,211   $ 55,865   $ 51,505    18.8          11.9
Other service charges, collections,
  commissions, and fees                            45,560     36,208     27,544     24,654     21,154    25.8          21.2
Bankcard servicing fees and
  third-party processing fees                      28,683     24,774     30,234     33,083     27,411    15.8           3.5
Insurance commissions and fees                     15,016     13,655     12,631      9,953      8,719    10.0          16.4
Mortgage banking activities                        97,564     86,235     41,968     24,502     17,931    13.1          50.8
Mortgage banking activities MSR amortization      (11,896)    (9,316)    (9,073)      (823)        --   (27.7)           NM
Trust (fiduciary) commissions and fees             23,104     20,894     20,706     18,980     18,176    10.6           6.6
Trading account securities gains (losses)           2,383      6,390     (2,386)    (4,856)    (7,355)  (62.7)          7.9
Investment securities gains (losses)                4,549       (806)    (1,330)       730        859   664.4           9.1
Other                                              12,799     20,344     15,043      5,071      5,636   (37.1)          6.8
------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                         $298,686   $266,492   $197,548   $167,159   $144,036    12.1          16.7
==============================================================================================================================

Notes:  NM: Not Meaningful.

   NONINTEREST EXPENSES

Noninterest expenses totaled $497.4 million for 1996, reduced $32.8 million or 6.2% from 1995 (see "Table 6: Noninterest Expenses"). Excluding the 1995 restructuring charge, noninterest expenses for 1996 were up $11.2 million or 2.3% from $486.2 million in 1995. The components of FSCO's noninterest expenses for 1996, compared with 1995, are discussed below.

Salaries and benefits expense totaled $261.4 million for 1996, unchanged from 1995. Embedded in the comparison, however was a Project VISION process redesign reduction of approximately $20 million spread throughout FSCO's operations. These Project VISION savings were generally offset by the costs of increased mortgage and consumer loan production, contract labor related to Project VISION implementation, increased costs of centralized customer service, and higher staffing costs from FSCO's ongoing emphasis on personal financial services.

Full-time equivalent employees were decreased to 7,017 at December 31, 1996, down 513 or 6.8% from year-end 1995. This occurred as Project VISION process redesign reductions were partially offset by increased personnel requirements in the areas of mortgage and consumer loan production, centralized customer service, and personal financial services.

Nonpersonnel expenses, excluding the 1995 restructuring charge, totaled $236.0 million for 1996, up $11.2 million or 5.0% from 1995. This increase occurred as bankcard interbank interchange fees rose due to volume growth; depreciation expense on occupancy and furniture & equipment increased as a result of capital expenditures; other real estate expense rose in 1996 due to the absence of recoveries and other favorable events that had been generated in 1995; and advertising increased due to advertising campaigns focused on deposit gathering. These increases were partially offset by insurance expense, which decreased significantly as FSCO was not required by the FDIC to pay insurance during 1996, and by approximately $6 million of general noninterest expense reductions related to Project VISION.

By comparison, noninterest expenses were impacted in 1995 by the one-time $44.0 million Project VISION restructuring charge, and by the acquisition of CrossLand Mortgage in 1994. Noninterest expenses, including the 1995 restructuring charge, totaled $530.2 million for 1995, up $96.6 million or 22.3% from 1994. Noninterest expenses, excluding the 1995 restructuring charge, totaled $486.2 million for 1995, up $52.6 million or 12.1% from 1994. The increase in noninterest expenses other than the 1995 restructuring charge was due to the combination of volume-related growth; the first full year with CrossLand Mortgage and its resulting impact on salaries and benefits expenses and costs related to loan production; additional ATM equipment; and lower ORE recoveries. These were partially offset by lower FDIC insurance expense.

The operating expense ratio is one measure of FSCO's effectiveness and ongoing efforts to control its noninterest expenses, expressed as a percent of total revenue. FSCO's operating expense ratio was reduced to 60.44% for 1996, down from 70.71% for 1995, and was 58.23% for the fourth quarter of 1996.

Excluding the 1995 restructuring charge, FSCO's 1996 operating expense ratio improved 440 basis points from 64.84% for 1995, and 700 basis points from 65.23% for the fourth quarter of 1995. Excluding the impact of CrossLand Mortgage, which inherently has a much higher operating expense ratio than the rest of FSCO's operations, FSCO's "core" operating expense ratio was 58.34% for 1996, down 1,079 basis points from 69.13% for 1995.

The productivity ratio was 3.81% for 1996, compared with 4.33% for 1995 and 3.89% for 1994. The productivity ratio, excluding the 1995 restructuring charge, was 3.97% for 1995.

As FSCO moves through 1997, actions will continue to be taken to maximize the positive impact of Project VISION. FSCO is committed to becoming a more efficient and lower cost provider of financial services within its marketplaces, while continuing to improve customer service and increase value for shareholders.

   PROVISION FOR INCOME TAXES

FSCO employs several effective strategies to permanently reduce or defer payment of income taxes. As a result, FSCO's tax provisions have historically been lower than statutory tax rates, and deferred tax reserves have been an important source of interest-free long-term funding. FSCO's tax strategies include investments in securities and loans yielding tax-exempt interest, investments in leveraged leases, investments in tax credit producing affordable housing and the recognition of investment tax credits on leases using the deferral method. In 1996, FSCO continued to employ these tax planning strategies.

TABLE 6: NONINTEREST EXPENSES (in thousands)
                                                                                                        5-Year
                                                                                           96/95      Compound
For the Years Ended December 31,          1996      1995       1994       1993      1992   % Chg   Growth Rate
---------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Salaries and employee benefits        $261,358  $261,410   $222,895   $175,696  $160,982    (0.0)         12.1
Advertising                             11,276     8,719      9,039      9,187     6,363    29.3          17.7
Amortization of intangibles              7,977     8,712      6,792      3,312     2,695    (8.4)         28.0
Bankcard interbank interchange          24,572    17,263     16,301     13,983    11,245    42.3          19.4
Furniture and equipment                 40,987    36,285     30,987     27,858    26,549    13.0          12.6
Insurance                                5,254    15,793     23,454     19,697    18,868   (66.7)        (18.6)
Occupancy, net                          29,776    27,862     25,874     24,224    19,373     6.9          10.2
Other real estate expense
 and loss provision (recovery)             286    (2,514)    (6,543)     8,639    11,110   111.4         (46.5)
Postage                                 10,748    11,272      9,708      7,428     7,243    (4.6)         10.0
Stationery and supplies                 19,060    18,582     16,336     15,956    12,865     2.6          12.1
Telephone                               13,683    13,278     11,834      8,610     7,344     3.1          15.8
Other                                   72,390    69,543     66,971     71,556    54,819     4.1           5.6
Restructuring charge                        --    44,000         --         --        --  (100.0)           NM
---------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses            $497,367  $530,205   $433,648   $386,146  $339,456    (6.2)         10.2
===============================================================================================================

Notes: NM: Not Meaningful

ANALYSIS OF BALANCE SHEETS

   SUMMARY

As of December 31, 1996, FSCO increased its total assets, interest-earning assets, and equity to record levels, and maintained good asset quality and liquidity, compared with December 31, 1995. (See "Factors That May Affect Future Results of Operations And Financial Condition").

FSCO's assets totaled a record $14.7 billion at December 31, 1996, up $1.7 billion or 12.8% from year-end 1995. Interest-earning assets were a record $13.1 billion at year-end 1996, up $1.4 billion or 11.6% from year-end 1995 (see "Interest-Earning Assets and Asset Quality").

Intangible assets were $169.8 million at December 31, 1996, up $21.0 million or 14.1% from year-end 1995, due to growth in MSR's generated by increased loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.

FSCO's liabilities totaled $13.6 billion at December 31, 1996, up $1.6 billion or 13.0% from year-end 1995. Total interest-bearing liabilities were $11.0 billion at year-end 1996, up $1.2 billion or 12.3% from year-end 1995 (see "Asset/Liability Management").

Stockholders' equity in FSCO increased to a record $1.1 billion at December 31, 1996, up $110 million or 10.7% from year-end 1995 (see "Stockholders' Equity and Capital Adequacy").

   INTEREST-EARNING ASSETS AND ASSET QUALITY

TRADING ACCOUNT SECURITIES. FSCO's investment policies for trading account securities are designed to monitor daily interest rate fluctuations and market value volatility. Trading positions and strategies are continually monitored as to the changing interest rate environment, are kept flexible to meet changing economic conditions, and are carefully reviewed by management daily.

FSCO's trading account securities portfolio decreased to $447 million at December 31, 1996, down $191 million or 29.9% from $638 million at year-end 1995. This decrease occurred as market opportunities for trading declined with the stability of interest rates in 1996 as compared with 1995.

As FSCO enters 1997, the priorities of the trading account securities strategy continue to be identification of both market volatility and inefficiencies wherein cash or futures transactions can generate profits within acceptable risk parameters.

INVESTMENT SECURITIES. Since December 1995, FSCO has managed its investment securities portfolio under the "securities available for sale" classification. FSCO's investment securities policies are designed to achieve desired liquidity, interest rate sensitivity, earnings, and collateral requirements. FSCO's investment securities strategies are continually monitored and adjusted to the changing interest rate environment, are kept flexible to meet changing economic conditions, and are carefully reviewed by management.

FSCO actively manages its investment securities portfolio, rather than holding lower rate investment securities to maturity which could result in an earnings level significantly below the current market yield. By so doing, FSCO is able to improve the income stream from these investment securities, moving the portfolio's yield closer to the market yield and mitigating the impact of narrowing spreads between the securities yield and the cost of funds.

The investment securities portfolio has been positioned to have a relatively short average life while providing a positive return and an appropriate mix of securities to meet current and future requirements. The estimated average maturity of FSCO's investment securities portfolio is 3.1 years as of December 31, 1996, up from 2.5 years as of December 31, 1995. The portfolio was extended as part of a program to take advantage of the shape of the yield curve and the projected direction of future interest rates. With the exception of U.S. Government and U.S. Government-sponsored agency securities, FSCO had no concentrations of investment securities from any single issuer that constituted 10% or more of stockholders' equity at year-end 1996.

FSCO's investment securities grew to $3.2 billion at December 31, 1996, up $527 million or 20.1% from $2.6 billion at year-end 1995 (see "Table 7: Investment Securities"). This growth was due primarily to the implementation of a program of investments funded by repurchase agreements providing additional return within acceptable interest rate risk levels. Investment securities purchased included a mix of U.S. Treasuries, Federal agencies, municipal bonds, agency issued collateralized mortgage obligations, and agency mortgage-backed securities.

As FSCO enters 1997, the priorities of the investment securities portfolio strategy continue to be a balance between liquidity, interest rate risk, and maximizing return. U.S. Treasury, Federal agency, and agency related mortgage securities are currently the primary reinvestment selection of maturing and prepaying investments. FSCO's investment strategy remains flexible to changing market conditions and opportunities, while maintaining a continuous review of risk and liquidity through the ALCO process.

TABLE 7: INVESTMENT SECURITIES (in thousands)
                                                           Available For Sale:                           Held To Maturity:
                                             ----------------------------------------------    -------------------------------------
                                               Amortized      Estimated                          Amortized   Estimated
As of December 31, 1996                             Cost      Fair Value      Yield (A) %             Cost   Fair Value  Yield (A) %
------------------------------------------------------------------------------------------------------------------------------------
DEBT SECURITIES ISSUED BY THE U.S. TREASURY AND OTHER U.S. GOVERNMENT AGENCIES AND CORPORATIONS:
One year or less                             $  166,432  $  166,910              6.51
After one year through five years               582,055     583,851              7.08
After five years through ten years                9,120       9,159              6.47
After ten years                                   7,500       7,570              7.27
------------------------------------------------------------------------------------------------------------------------------------
Totals                                          765,107     767,490              6.95                 None         None
------------------------------------------------------------------------------------------------------------------------------------
DEBT SECURITIES ISSUED BY STATES OF THE U.S. AND POLITICAL SUBDIVISIONS:
One year or less                             $   46,210  $   46,298              5.13
After one year through five years                81,764      82,859              5.58
After five years through ten years               76,211      76,930              5.27
After ten years                                  33,979      34,329              6.16
------------------------------------------------------------------------------------------------------------------------------------
Totals                                          238,164     240,416              5.48                 None         None
------------------------------------------------------------------------------------------------------------------------------------
CORPORATE DEBT SECURITIES:
One year or less                             $    2,103  $    2,107              6.46
After one year through five years                 1,657       1,647              6.43
After five years through ten years                4,262       4,281              6.83
After ten years                                      --          --                --
------------------------------------------------------------------------------------------------------------------------------------
Totals                                            8,022       8,035              6.65                 None         None
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DEBT SECURITIES:
One year or less                             $  214,745  $  215,315              6.21
After one year through five years               665,476     668,357              6.89
After five years through ten years               89,593      90,370              5.47
After ten years                                  41,479      41,899              6.36
------------------------------------------------------------------------------------------------------------------------------------
Total Debt Securities                         1,011,293   1,015,941              6.60                 None         None
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                    2,028,507   2,019,551              6.60
Equity securities                               108,822     114,784              7.53
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                  $3,148,622  $3,150,276              6.63                 None         None
====================================================================================================================================
                                            Available For Sale:                                   Held To Maturity:
                              -----------------------------------------------    ---------------------------------------------------
                               Amortized   Unrealized  Unrealized   Estimated     Amortized   Unrealized   Unrealized    Estimated
As of December 31, 1996             Cost        Gains     Losses   Fair Value          Cost        Gains       Losses   Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by
 U.S. Treasury and other
 U.S. Government agencies
 and corporations             $  765,107   $ 3,435     $ (1,052)   $  767,490
Debt securities issued by
 states of the U.S. and
 political subdivisions          238,164     2,951         (699)      240,416
Corporate debt securities          8,022        53          (40)        8,035
Mortgage-backed securities     2,028,507     7,858      (16,814)    2,019,551
Equity securities                108,822     6,068         (106)      114,784
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities   $3,148,622   $20,365     $(18,711)   $3,150,276          NONE         NONE         NONE         NONE
====================================================================================================================================
As of December 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by
 U.S. Treasury and other
 U.S. Government agencies
 and corporations             $  595,484   $ 6,132     $   (201)   $  601,415
Debt securities issued by
 states of the U.S. and
 political subdivisions          193,143     4,090         (243)      196,990
Corporate debt securities         10,240       127          (43)       10,324
Mortgage-backed securities     1,741,224    13,414       (7,679)    1,746,959
Equity securities                 59,852     8,093          (76)       67,869
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities   $2,599,943   $31,856     $ (8,242)   $2,623,557          None         None         None         None
====================================================================================================================================
As of December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by
 U.S. Treasury and other
 U.S. Government agencies
 and corporations             $  793,508   $   485     $(14,357)   $  779,636      $     25       $   --      $    --     $     25
Debt securities issued by
 states of the U.S. and
 political subdivisions               --        --           --            --       175,305        2,058       (1,844)     175,519
Corporate debt securities          3,498         3         (270)        3,231        10,645           28         (267)      10,406
Mortgage-backed securities     1,230,042       320      (76,665)    1,153,697        66,647          446       (3,072)      64,021
Equity securities                 53,360     4,244         (371)       57,233            --           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities   $2,080,408   $ 5,052     $(91,663)   $1,993,797      $252,622       $2,532      $(5,183)    $249,971
====================================================================================================================================

Notes:
(A) Average yields have been calculated using coupon rates, not adjusted to a fully-taxable equivalent basis.

LOANS. FSCO's borrowers reside primarily in the states where FSCO has its banking offices and in markets contiguous to those states. FSCO's lending is generally concentrated in small- and medium-sized businesses, and consumers. There is substantial economic diversification and customer mix across FSCO's six-state region which provides a beneficial natural diversification for FSCO's loan portfolio. FSCO believes it has a high quality loan portfolio and has policies and procedures in place designed to maintain high quality. These policies and procedures include underwriting standards for new credits and continuous monitoring and reporting of loan quality, coupled with quarterly analysis to determine the adequacy of the reserve for loan losses.

FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, grew to a record $9.3 billion at December 31, 1996, up $947 million or 11.4% from $8.3 billion at year-end 1995 (see "Table 8: Loans", "Table 1:
Financial Highlights", and "Note 5: Loans"). Increases occurred in all major components of the loan portfolio. The ratio of total loans to total assets was 62.98% at December 31, 1996, down slightly from 63.79% at year-end 1995.

The components of FSCO's loan portfolio at December 31, 1996, compared with December 31, 1995, are discussed below.

* Commercial loans were $2.2 billion, up $201 million or 10.3%, due primarily to a continued broad-based business expansion in FSCO's market areas with increases in loans of all sizes. Commercial loans consist primarily of loans to small and medium-sized businesses and agricultural loans.

* Real estate secured loans were $3.4 billion, up $52 million or 1.6%, due to increases in 1 to 4 family residential home equity and construction loans. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells a portion in the secondary markets. At December 31, 1996, $330.0 million of these loans were held for sale, up $72 million or 27.9% from year-end 1995.

* Consumer loans were $3.0 billion, up $354 million or 13.5%, due to growth in indirect auto lending. FSCO remains the leading consumer lender in its primary market area. Since FSCO is heavily dependent on the consumer area, it has secondary marketing operations in place to sell portions of its auto and home equity loan portfolios.

* Leases were $753 million, up $340 million or 82.5% due to FSCO's growth in the auto leasing market, combined with increased equipment leases.

TABLE 8: LOANS (in thousands)
                                                                                                                              5-Year
                                                                                                                 96/95      Compound
As of December 31,                                  1996         1995         1994         1993         1992     % Chg   Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL LOANS:
Commercial and industrial                     $1,654,239   $1,559,533   $1,390,620   $1,164,835   $1,009,158       6.1          (A)
Agricultural                                     312,402      280,179      291,807      255,122      240,818      11.5          (A)
Other commercial                                 185,973      112,073      153,365      151,443      132,602      65.9          (A)
------------------------------------------------------------------------------------------------------------------------------------
Total Commercial Loans                         2,152,614    1,951,785    1,835,792    1,571,400   $1,382,578      10.3         8.1
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term                 1,459,534    1,457,811    1,560,700    1,239,395    1,077,007       0.1          (A)
1 to 4 family residential home equity            471,109      451,980      358,858      280,776      225,906       4.2          (A)
1 to 4 family residential construction           349,771      221,551      186,342      160,713       90,715      57.9          (A)
Commercial and other term                        904,135      943,046      899,493      779,222      782,836      (4.1)         (A)
Commercial and other construction                190,791      248,622      137,028       83,374       71,444     (23.3)         (A)
------------------------------------------------------------------------------------------------------------------------------------
Total Real Estate Secured Loans                3,375,340    3,323,010    3,142,421    2,543,480    2,247,908       1.6         8.3
  Memo: Total real estate term                 2,834,778    2,852,837    2,819,051    2,299,393    2,085,749      (0.6)        6.7
  Memo: Loans held for sale
    included in total real estate term           330,032      258,119      168,961           --           --      27.9          NM
  Memo: Total real estate construction           540,562      470,173      323,370      244,087      162,159      15.0        20.9
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS:
Credit card and related                          307,622      311,271      306,270      275,467      292,983      (1.2)        0.5
Auto and other consumer                        2,674,283    2,316,540    2,547,678    1,894,821    1,434,245      15.4        17.7
------------------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans                           2,981,905    2,627,811    2,853,948    2,170,288    1,727,228      13.5        15.0
------------------------------------------------------------------------------------------------------------------------------------
Total Leases                                     752,623      412,489      341,517      275,853      258,910      82.5        26.6
------------------------------------------------------------------------------------------------------------------------------------
Loans, Net Of Unearned Income                  9,262,482    8,315,095    8,173,678    6,561,021    5,616,624      11.4        11.3
  Memo: Unearned income                          (67,396)     (16,250)      (7,380)     (12,182)     (13,861)    314.7        32.3
Reserve for loan losses                         (134,428)    (129,982)    (133,855)    (134,848)    (127,847)      3.4         1.2
------------------------------------------------------------------------------------------------------------------------------------
Total Loans, Net                              $9,128,054   $8,185,113   $8,039,823   $6,426,173   $5,488,777      11.5        11.5
====================================================================================================================================

Notes: (A) Meaningful comparisons of individual loan categories with years prior to December 31, 1992 are not possible because of the November 19, 1993 acquisition of First National Financial Corporation (FNFC) in which FNFC's loan detail did not permit restatement of years prior to 1992 on a line by line basis.

PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS. Strong asset quality continues to be a primary objective for FSCO. However, it has been FSCO's experience that economic cycles and loan-specific events cause fluctuations in problem assets, sometimes with little or no warning.

FSCO's earning asset quality remained good at December 31, 1996, as the ratio of total problem assets to total loans and ORE was 0.62%, indicating the continuing high quality of FSCO's interest-earning assets, although up from 0.48% at year-end 1995 (see "Table 1: Financial Highlights"). FSCO's asset quality indicators remained at favorable levels and generally continued to be better than that of FSCO's peer group as reported in the September 30, 1996 BHCPR. The ratio of nonperforming assets to total loans and ORE was 0.41% at December 31, 1996, up from 0.32% at year-end 1995, but compared favorably with the 0.91% reported in the September 30, 1996 BHCPR.

Problem assets totaled $57.5 million at December 31, 1996, up $17.4 million or 43.5% from $40.0 million at year-end 1995 (see "Table 9: Problem Assets and Potential Problem Assets").

The components of FSCO's problem assets at December 31, 1996, compared with December 31, 1995, are discussed below.

* Nonaccruing loans totaled $33.3 million, up $10.8 million or 48.2% from one year ago. Nonaccruing commercial loans increased $4.7 million or 51.8%, consisting of a $1.5 million retailer credit and other smaller miscellaneous commercial credits. In addition, nonaccruing real estate term and construction loans increased $6.2 million or 48.8% at year end. The majority of these real estate loans were 1 to 4 family residential mortgage term and construction loans, which generally have a much lower rate of actual losses than other types of nonaccruing loans, and came from the repurchase of loans originated and sold by CrossLand Mortgage. Typically, these repurchased assets remain on FSCO's books for an average of six months and generally result in minimal losses. The level of these repurchased assets is expected to moderate somewhat during 1997 as investors become less aggressive in requesting repurchases. The ratio of nonaccruing loans to total loans was 0.36%, up from 0.27% one year ago, but compared favorably with the 0.70% reported for FSCO's peer group in the September 30, 1996 BHCPR. On a linked-quarter basis, nonaccruing loans at year end 1996 were decreased $125 thousand or 0.4% from September 30, 1996 and the ratio of nonaccruing loans to total loans was down slightly from 0.37% at the end of the third quarter.

* Other real estate was $4.9 million, up $721 thousand or 17.4% from one year ago. This increase was largely due to a decrease in the ORE valuation adjustment. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs. On a linked quarter basis, other real estate at year end 1996 was decreased $148 thousand or 3.0% from September 30, 1996.

* Accruing loans past due 90 days or more were $19.3 million, up $5.9 million or 43.6% from one year ago. These increases were due primarily to the consolidation of FSCO's consumer collection activities into one new center located in Salt Lake City which temporarily disrupted collection activities. FSCO anticipates that as this consolidation is assimilated, the upward trend in loans past due will stabilize and likely reverse itself. The ratio of accruing loans past due 90 days or more to total loans was 0.21%, up from 0.16% one year ago, but compared favorably with the 0.28% reported for FSCO's peer group in the September 30, 1996 BHCPR.

Potential problem loans identified by FSCO were $8.3 million at December 31, 1996, down $4.0 million or 32.9% from year-end 1995. The decrease from one year ago was primarily in commercial loans. Potential problem loans consisted primarily of commercial loans and real estate secured loans.

Changing Federal and state laws in connection with the national effort to combat hazardous wastes may impact the loan portfolio from time to time. While recent legislation has reduced potential liabilities of banks themselves, FSCO, like all financial institutions, continues to exercise due diligence in its real property lending activities to attempt to uncover hazardous waste violations on subject properties and thus minimize possible loan losses. Collateral values would certainly diminish if hazardous wastes were discovered after underwriting was complete and loan proceeds were disbursed. To date, FSCO has not experienced any material losses from such transactions.

TABLE 9: PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS (in thousands)

                                                                                                                            5-Year
                                                                                                               96/95      Compound
As of December 31,                                              1996      1995      1994      1993       1992  % Chg   Growth Rate
-----------------------------------------------------------------------------------------------------------------------------------
PROBLEM ASSETS:
Nonaccruing Loans:
Commercial                                                   $13,904   $ 9,158   $ 8,903   $ 9,408   $ 17,165   51.8      (4.6)
Real estate term                                              15,078    10,430    12,246    21,940     55,704   44.6     (28.5)
Real estate construction                                       3,935     2,349     1,714     1,877      6,101   67.5     (19.8)
Consumer                                                         108       110       168       546        853   (1.8)    (38.5)
Leases                                                           251       400       837     1,484        145  (37.3)     (9.9)
Renegotiated                                                      --        --        --     1,099         --     --    (100.0)
-----------------------------------------------------------------------------------------------------------------------------------
Total Nonaccruing Loans                                       33,276    22,447    23,868    36,354     79,968   48.2     (21.6)
Other real estate                                              4,855     4,134     3,352    16,465     27,487   17.4     (33.8)
-----------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                    38,131    26,581    27,220    52,819    107,455   43.5     (24.0)
Accruing loans past due 90 days or more                       19,326    13,455    12,001     7,155     11,766   43.6       2.4
-----------------------------------------------------------------------------------------------------------------------------------
Total Problem Assets                                         $57,457   $40,036   $39,221   $59,974   $119,221   43.5     (19.3)
===================================================================================================================================
Potential Problem Assets                                     $ 8,271   $12,319   $12,018   $19,179   $ 22,930  (32.9)    (34.7)
===================================================================================================================================

                                                                                                                            5-Year
                                                                                                               96/95      Compound
As of December 31,                                              1996      1995      1994      1993       1992  % Chg   Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Gross Interest Income that Would Have Been Recorded if Loans Had Been Current in Accordance with Original Terms:
Nonaccruing loans                                            $ 3,008   $ 2,366   $ 1,994   $ 2,333   $  6,450   27.1         (18.7)
Renegotiated loans                                                --        --        --       111         --     --        (100.0)
------------------------------------------------------------------------------------------------------------------------------------
Interest Actually Recognized:
Nonaccruing loans                                            $ 2,158   $ 2,766   $ 2,264   $   679   $  1,016  (22.0)        (19.0)
Renegotiated loans                                                --        --        --        87         --     --        (100.0)
====================================================================================================================================
Approximate Percentage of Nonperforming Assets Over $500,000 by Location:
Utah                                                              15%       11%       24%       26%               43%
Idaho                                                             50        45        15         5                 8
New Mexico                                                         3        18        34        35                33
Washington and Oregon                                              6        --         9        13                 6
Nevada                                                            15        26         8        --                --
All others                                                        11        --        10        21                10
====================================================================================================================================

RESERVE FOR LOAN LOSSES. The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks, by regulatory and accounting guidelines, and industry practices. Most specifically, FSCO follows the Comptroller of the Currency's regulations and Examiner's Handbook for determining the appropriate level of the reserve for loan losses.

The methodology followed by FSCO in determining appropriate reserve levels includes thorough reviews of factors affecting FSCO's credit quality. FSCO carefully considers actual and potential fluctuations in problem assets in the analysis and establishment of its reserve for loan losses. FSCO also uses a risk identification process that involves the assignment of "loan quality grades" by individual lending officers. The assigned quality grades are reviewed for accuracy and consistency of application by supervisors, loan committees, and an independent credit review department. This risk rating system is consistent with guidelines established by FSCO's regulators and utilizes the following assigned grades: "Pass"; "Special Mention"; "Substandard"; "Doubtful"; and "Loss".

Also included in assessing an appropriate reserve level are: negative trends in key portfolio indicators; loss migration studies; potential and current problem assets; historical trends; loan portfolio concentrations; portfolio mix; local and national economic trends; and emerging industry weaknesses. Specific reserves are established on large substandard loans and when a loan is considered impaired as defined by SFAS 114.

The reserve for loan losses was increased to $134.4 million at December 31, 1996, up $4.4 million or 3.4% from year-end 1995 (see "Table 10: Reconciliation of the Reserve for Loan Losses"). FSCO chose to increase its reserve in response to its credit quality reviews and loan growth in 1996. No reserves were added from merger transactions.

FSCO's loan portfolio has historically included substantial levels of 1 to 4 family residential mortgage loans. This portfolio has increased problem loans, but these loans still exhibit minimal actual losses (see "Interest-Earning Assets and Asset Quality - Problem Assets"). In addition, consumer loans in FSCO's loan portfolio are automatically charged off at 120 days past due. As a result, these types of loans require lower levels of reserve coverage in comparison to other loan types. It is expected that certain consumer loans will be securitized early in 1997, thus reducing outstanding loans and further managing the risk of the portfolio.

Based on its analysis of reserve adequacy, FSCO considered the reserve for loan losses at December 31, 1996, to be adequate to absorb estimated potential loan losses in the foreseeable future. The coverage ratio of the reserve to nonaccruing loans was 403.98% at December 31, 1996, down from 579.06% at year-end 1995, but compared favorably with the 342.80% reported for FSCO's peer group in the September 30, 1996 BHCPR. The ratio of the reserve to total loans was 1.45% at year-end 1996, down from 1.56% at year-end 1995, and compared with the 1.97% reported for FSCO's peer group in the September 30, 1996 BHCPR. While comparisons with its peer group are instructive, FSCO relies on the methodology for analysis of reserve adequacy outlined above and not on any specific reserve ratio comparison. (See "Table 1: Financial Highlights").

Net loans charged off against the reserve totaled $35.9 million for 1996, up $10.9 million or 43.7% from 1995 (see "Table 10: Reconciliation of the Reserve For Loan Losses").

These increases were due to higher consumer and credit card losses, generally involving loans originated before 1995, and lower commercial recoveries. FSCO raised its consumer underwriting standards during 1995 to return its delinquency and loss patterns to recent historical FSCO levels. While exceptionally high recoveries on commercial and real estate term loans have had a major positive impact on FSCO's overall net loans charged off in the last few years, FSCO does not expect these levels of recoveries to continue. The ratio of net loans charged off to average loans was a low 0.41% for 1996, compared with 0.30% for 1995, and compared favorably with the 0.48% reported for FSCO's peer group in the September 30, 1996, BHCPR.

The allocation of the reserve for loan losses (see "Table 11: Allocation of the Reserve for Loan Losses") was changed at December 31, 1996 as compared with year-end 1995. The allocation to commercial loans was increased to reflect lower credit grades on specific loans in the agricultural and forest products portfolios. The allocation to real estate term loans was increased primarily to cover repurchased assets of CrossLand Mortgage. The allocation to consumer loans was increased in response to higher consumer loan losses experienced in 1996. The allocation to leases was increased due to the growth in indirect auto leases.

While reserve adequacy and allocation are measured using the above criteria, the reserve for loan losses is available for use by the entire portfolio, as needed, regardless of allocation.

FSCO uses the provision for loan losses to adjust the reserve for loan losses when it considers a replenishment of, or addition to, the reserve is appropriate.

PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $40.3 million for 1996, up $19.2 million or 91.2% from 1995 (see "Table 10: Reconciliation of the Reserve for Loan Losses"). The increase included additions to the reserve for loan losses of $4.4 million over and above net loans charged off during 1996.

TABLE 10: RECONCILIATION OF THE RESERVE FOR LOAN LOSSES (in thousands)
                                                                                                                            5-Year
                                                                                                               96/95       Compound
For the years ended December 31,                      1996       1995        1994         1993       1992      % Chg    Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Reserve For Loan Losses, Beginning                $129,982   $133,855    $134,848      $127,847   $126,887        (2.9)      2.1
LOANS CHARGED OFF:
Commercial                                          (5,807)    (4,328)     (5,621)       (9,698)   (18,119)       34.2     (31.1)
Real estate term                                    (1,061)    (3,173)     (1,718)       (7,038)   (11,471)      (66.6)    (39.1)
Real estate construction                              (314)      (100)       (506)         (542)      (261)      214.0      (8.9)
Consumer credit card and related                   (13,300)   (10,086)     (6,828)       (6,877)    (9,201)       31.9       5.6
Consumer auto and other                            (41,539)   (33,903)    (22,880)      (14,846)   (12,920)       22.5      25.5
Leases                                                (602)      (957)       (239)       (1,466)      (426)      (37.1)    (20.9)
------------------------------------------------------------------------------------------------------------------------------------
Total Loans Charged Off                            (62,623)   (52,547)    (37,792)      (40,467)   (52,398)       19.2      (3.8)
------------------------------------------------------------------------------------------------------------------------------------
RECOVERIES OF LOANS CHARGED OFF:
Commercial                                           6,535      7,312      11,138        11,789      8,900       (10.6)      0.9
Real estate term                                       868      2,963       5,651         3,294      2,460       (70.7)    (24.1)
Real estate construction                               847        163         201         3,151        336       419.6      13.6
Consumer credit card and related                     2,275      2,082       1,790         1,875      1,571         9.3       8.3
Consumer auto and other                             15,928     14,609      11,101         8,380      6,252         9.0      23.7
Leases                                                 316        463         819           113         48       (31.7)     41.9
------------------------------------------------------------------------------------------------------------------------------------
Total Recoveries Of Loans Charged Off               26,769     27,592      30,700        28,602     19,567        (3.0)      9.2
------------------------------------------------------------------------------------------------------------------------------------
Net Loans Charged Off                              (35,854)   (24,955)     (7,092)      (11,865)   (32,831)       43.7      (9.4)
Provision for loan losses                           40,300     21,082         825        11,684     30,277        91.2      (9.5)
Acquisitions and reclassifications                      --         --       5,274         7,182      3,514          --    (100.0)
====================================================================================================================================
Reserve For Loan Losses, Ending                   $134,428   $129,982    $133,855      $134,848   $127,847         3.4       1.2
====================================================================================================================================

TABLE 11: ALLOCATION OF THE RESERVE FOR LOAN LOSSES (in thousands)
As of December 31,                 1996                   1995                1994                   1993           1992
------------------------------------------------------------------------------------------------------------------------------------
                                          Loan                   Loan                Loan                 Loan               Loan
                                         Type/                  Type/               Type/                Type/              Type/
                             Allocated   Total   Allocated      Total   Allocated   Total   Allocated    Total   Allocated  Total
                               Reserve   Loans     Reserve      Loans     Reserve   Loans     Reserve    Loans     Reserve  Loans
------------------------------------------------------------------------------------------------------------------------------------
LOANS:
Commercial                    $ 43,340    23.3%   $ 35,567       23.5%   $ 36,378    22.5%   $ 36,498     23.9%   $ 43,413  24.6%
Real estate term                10,879    30.6       7,816       34.3      14,504    34.5      14,205     35.2      17,948  37.2
Real estate construction         4,275     5.8       4,005        5.7       4,897     3.9       4,619      3.7       1,691   2.9
Consumer                        43,267    32.2      42,681       31.6      42,143    34.9      32,624     33.0      24,764  30.7
Leases                           8,222     8.1       6,064        4.9       7,108     4.2       9,652      4.2       8,722   4.6
Unallocated                     24,445      --      33,849         --      28,825      --      37,250       --      31,309    --
------------------------------------------------------------------------------------------------------------------------------------
Totals                        $134,428   100.0    $129,982      100.0    $133,855   100.0    $134,848    100.0    $127,847 100.0
====================================================================================================================================

   ASSET/LIABILITY MANAGEMENT

FSCO's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of interest rate risk, liquidity, and capital adequacy (see "Stockholders' Equity and Capital Adequacy") for FSCO and its subsidiaries. The objective of the ALCO process is to ensure that FSCO's balance sheet structure maintains prudent levels of risk, within the context of currently known and forecasted economic conditions, and to establish strategies which provide FSCO with appropriate compensation for the assumption of those risks. Formal policies and procedures govern the ALCO process. This process, structured by FSCO's senior management and approved by its board of directors, guides FSCO and each subsidiary bank continuously through changing economic and market events. Utilizing on- and off-balance sheet products, FSCO's market, liquidity, and interest rate risks are limited to prudent levels while earnings opportunities are maximized.

LIQUIDITY. FSCO's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. FSCO has established specific policies and procedures governing liquidity management through the ALCO process. Plans to address current and future liquidity needs are developed in the ALCO process and executed through FSCO's subsidiary banks, and its Capital Markets and Treasury Division.

FSCO maintains an adequate liquidity position in large part through stable deposits generated from its wide-spread branch network (see "Table 12:
Deposits"), the prudent usage of debt (see "Table 13: Short-Term Borrowings", and "Table 14: Long-Term Debt"), and from a high quality investment securities portfolio (see "Interest-Earning Assets and Asset Quality - Investment Securities"). The average life of the investment securities portfolio is relatively short, providing a constant stream of maturing and reinvestible assets, which could be converted into cash without significant loss of value should the need arise. Maturing balances in the large loan portfolios also provide flexibility in managing cash flows. Assets may also be sold or securitized in order to provide funding. The ability to redeploy these funds is an important source of medium to long term liquidity.

Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.

On August 19, 1996, the Securities and Exchange Commission declared effective FSCO's shelf registration statement covering up to $600 million of unspecified debt and/or equity securities to be issued and offered from time to time. This registration will enable FSCO to rapidly take advantage of market windows for the issuance of long- or short-term debt and/or equity at favorable terms.

Deposits totaled a record $9.4 billion at December 31, 1996, up $666 million or 7.6% from year-end 1995 (see "Table 12: Deposits"). This increase was due to FSCO's continued emphasis on its deposit gathering functions and the success of several deposit programs oriented to customers' needs. The ratio of loans to deposits was 98.13% at year-end 1996, up from 94.77% at year-end 1995. These and other loan and liquidity ratios vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.

Debt, which included short-term borrowings and long-term debt, totaled $3.8 billion at December 31, 1996, up $855 million or 29.3% from year-end 1995 (see "Table 13: Short-Term Borrowings", and "Table 14: Long-Term Debt").

The components of FSCO's debt at December 31, 1996, compared with December 31, 1995, are discussed below.

* Federal funds purchased and securities sold under repurchase agreements were $2.5 billion, up $605 million or 31.2% from one year ago. These increases occurred as FSCO funded approximately $100 million of loan growth generated by business-cycle opportunities in its market areas, and funded approximately $500 million of growth in investment securities through repurchase agreements.

* All other short-term borrowed funds were $288 million, up $27 million or 10.3% from one year ago. The increase was due to net increases in current maturities of long-term debt.

* Long-term debt was $944 million, up $224 million or 31.0% from one year ago. On November 21, 1996, FSCO issued $150 million of 6.875% Senior Notes due in 2006 under the new $600 million shelf registration.

On December 23, 1996, FSCO created FS Capital I, a special purpose business trust, which sold $150 million in 8.41% Capital Income Securities that represent interests in FSCO's new $150 million 8.41% Junior Subordinated Debentures due in 2026 (see "Stockholders' Equity and Capital Adequacy"). These increases were partially offset by the ongoing maturation of existing long-term debt.

TABLE 12: DEPOSITS (in thousands)
                                                                                                                              5-Year
                                                                                                                  96/95     Compound
As of December 31,                         1996            1995            1994            1993           1992    % Chg  Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits      $   2,198,348   $   1,884,931   $   1,719,388   $  1,697,687   $   1,429,314     16.6     12.1
INTEREST-BEARING DEPOSITS:
Interest-bearing demand accounts      1,101,667       1,093,233       1,095,907      1,041,770         945,508      0.8      7.1
Savings accounts                      1,453,814       1,360,805       1,280,002      1,331,495       1,022,994      6.8     18.5
Money market accounts                 1,030,912       1,065,886       1,152,960      1,103,855       1,019,946     (3.3)     2.0
Time deposits of $100,000 or more       787,658         668,921         553,381        382,846         342,033     17.8     10.9
Other time deposits                   2,866,864       2,699,866       2,251,706      1,946,054       2,108,658      6.2      3.1
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits       7,240,915       6,888,711       6,333,956      5,806,020       5,439,139      5.1      6.6
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                    $   9,439,263   $   8,773,642   $   8,053,344   $  7,503,707   $   6,868,453      7.6      7.7
====================================================================================================================================

TABLE 13: SHORT TERM BORROWINGS (in thousands)
                                                                                                                              5-Year
                                                                                                                  96/95     Compound
As of December 31,                         1996            1995            1994            1993           1992    % Chg  Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
END OF PERIOD BALANCE:
Federal funds purchased and
securities sold                   $   2,542,592   $   1,937,456   $   2,160,587   $   1,387,109  $     944,385    31.2      25.7
Other short-term borrowings             288,041         261,233         184,552          99,796         51,405    10.3      26.9
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE RATE:
Federal funds purchased and
securities sold                            5.12%           5.44%           5.38%           2.93%          3.07%
Other short-term borrowings                9.40            6.89            6.00            3.38           4.29
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE OUTSTANDINGS FOR THE YEAR:
Federal funds purchased and
securities sold                   $   1,794,685   $   1,685,763   $   1,934,468   $   1,065,495  $     929,123     6.5      14.6
Other short-term borrowings             255,713         206,645          72,873          55,755         53,325    23.7      19.3
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE RATE FOR THE YEAR:
Federal funds purchased and
securities sold                            5.04%           5.61%           4.23%           2.97%          2.99%
Other short-term borrowings                6.87            6.61            5.59            4.20           4.27
------------------------------------------------------------------------------------------------------------------------------------
HIGHEST MONTH-END BALANCE FOR THE
YEAR:
Federal funds purchased and
securities sold                   $   2,542,592   $   2,434,087   $   2,632,541   $   1,387,109  $   1,213,701     4.5      17.0
Other short-term borrowings             321,962         349,678         184,552          99,796         90,490    (7.9)     16.9
====================================================================================================================================

TABLE 14: LONG-TERM DEBT (in thousands)
                                                                                                                              5-Year
                                                                                                                  96/95     Compound
As of December 31,                         1996            1995            1994            1993           1992    % Chg  Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
PARENT COMPANY:
Medium term notes due 1994-2003   $      32,750   $      50,000   $      50,000   $      31,250  $      31,250   (34.5)      0.9
Floating rate notes due 1999              6,984           7,175           7,475           7,910          8,354    (2.7)     (5.1)
7.875% senior notes due 1999             98,962          99,462         100,000              --             --    (0.5)       --
6.875% senior notes due 2006            150,000              --              --              --             --   100.0        --
7.50% subordinated notes due 2002        75,000          75,000          75,000          75,000         75,000      --        --
7.00% subordinated notes due 2005       125,000         125,000              --              --             --      --        --
8.41% subordinated capital
 income securities due 2026             150,000              --              --              --             --   100.0        --
SUBSIDIARIES:
Other long-term notes: banks            583,476         583,623         602,170         137,221         16,108    (0.0)     92.5
Other long-term notes: nonbanks           1,039             689           1,775           1,155          1,291    50.8     (11.1)
------------------------------------------------------------------------------------------------------------------------------------
Total Debt With Original
 Maturity Over 1 Year                 1,223,211         940,949         836,420         252,536        132,003    30.0      67.1
Less maturities under 1 year
 included in short-term borrowings      279,156         220,428         150,994          27,700          4,800    26.6     113.8
------------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt              $     944,055   $     720,521   $     685,426   $     224,836  $     127,203    31.0      60.9
====================================================================================================================================

INTEREST RATE RISK. FSCO's quantitative asset/liability management utilizes simulation modeling as its primary tool in determining the earnings and cash flow effects of current and projected risk strategies under varying economic and interest rate scenarios. Interest sensitivity gap and product-specific duration analysis are also employed to provide a general overview and other perspectives of FSCO's risk profile.

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

Throughout 1996, FSCO continued to maintain a relatively neutral interest rate risk position and a conservative balance sheet. A strong regional economy in 1996 resulted in significant loan growth during the year, particularly in the consumer loan, commercial loan, and leasing areas. Deposits, while also growing at a healthy rate, were not able to keep pace with the volume of new loans. During 1996, loans increased by $947 million compared with deposit growth of $666 million. Successful deposit promotions helped FSCO maintain a strong core deposit base. Significant growth occurred in noninterest-bearing demand deposits, certificates of deposits, and savings accounts.

FSCO took advantage of its strong capital ratios and further leveraged the balance sheet in 1996 through an increase in the investment securities portfolio of $527 million. This increase was primarily funded through the use of repurchase agreements.

FSCO utilized external funding sources to support a portion of its asset growth in 1996, including the November issuance of $150 million of 6.875% Senior Notes due 2006 and the December sale of $150 million in 8.41% Capital Income Securities (see "Asset/Liability Management - Liquidity"). Additionally, maturing FHLB debt was replaced with new 2- to 3-year FHLB funding.

FSCO is well positioned to support continued strong loan growth through the sale and/or runoff of securities, growth of regular deposit programs, additional securitizations, and access to external sources of funding.

During May and June 1996, $250 million in new off-balance sheet derivative positions were negotiated which created synthetic fixed rate assets of intermediate term to offset the growth of longer term deposits and non-deposit funding. FSCO's derivatives portfolio was considerably reduced in 1996 through maturities or unwinding of positions. When appropriate, new derivative transactions will be considered.

FSCO's maturities and interest rate sensitivity report (see "Table 15: Interest Rate Sensitivities") exhibits a slight asset sensitivity at the one-year time frame and moderate overall interest rate risk. Given FSCO's expected 1997 balance sheet composition, the net interest margin should be relatively unaffected by small or moderate changes in interest rates. Two interest rate risk monitoring models, gap and simulation, are used routinely. Specific guidelines established for each model are maintained to control FSCO's exposure to interest rate volatility. In rising and falling rates of 200 basis points, volatility of net interest margin earnings are controlled to within ten percent over a projected 12-month period. Mismatched positions of assets and liabilities are restricted to fifteen percent of total assets during the 90-day and one-year periods. Additionally, specialized reports are produced for the investment securities and mortgage loan portfolios to monitor and control interest rate risk within products characterized by embedded prepayment or explicit options. With the mathematical complexity of FSCO's balance sheet increasing continuously, FSCO identifies and implements the latest techniques and models to restrict risk while enhancing returns. The ALCO policies and procedures guide the balance sheet product selections and offerings to those which are well understood and manageable by FSCO.

FSCO has used off-balance sheet derivative products for many years in managing interest rate risk. The components of FSCO's off-balance sheet derivative products at December 31, 1996 are discussed below (see "Note 11: Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

* Derivative Products Used in the ALCO Process. Interest rate swaps, caps, and floors have all served as useful tools to increase FSCO's flexibility in protecting itself against adverse effects of interest rate volatility. It should be noted that FSCO does not act as a dealer in these transactions, but as an end user of off-balance sheet derivative products. The ALCO has established policies and procedures which govern the use of derivatives. All off-balance sheet positions used in the ALCO process are regularly reviewed for effectiveness, market risk, and counterparty credit exposure. At December 31, 1996, off-balance sheet instruments used for interest rate risk management activities, including interest rate swaps, caps, and corridors, were $618 million notional amount, compared with $1.2 billion notional amount at year-end 1995.

* Derivative Products Used in the Trading Process. Off-balance sheet financial futures and options contracts are also carried in the trading accounts of FSCO's subsidiary banks. Financial futures and options contracts are traded for profit or used to hedge market risk in the same way that on-balance sheet securities are purchased and sold, and they are subject to the same policies and loss control limits. At December 31, 1996, financial futures and options contracts related to FSCO's trading account securities totaled $10.1 billion notional amount, compared with $10.7 billion notional amount at year-end 1995. This position consisted of futures and options contracts on short-term Federal funds, one month LIBOR, and three month Eurodollars. The net risk position of FSCO's trading account securities (including futures, options, and on-balance sheet securities) at December 31, 1996, was $43,075 per basis point (0.01%) change in yield, compared with $30,051 at year-end 1995. For comparative purposes, this risk equates to that of FSCO owning a $104 million position in five year U.S. Treasury Notes.

TABLE 15: INTEREST RATE SENSITIVITIES (in thousands)
                                                 3 Months        Over 3 Months        Over 1 Year             Over
As of December 31, 1996                           or Less       thru 12 Months       thru 5 Years      5 Years (A)          Total
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Federal funds sold and securities purchased  $    223,235       $           --     $           --    $          --   $     223,235
Interest-bearing deposits in other banks           31,419                   --                198               --          31,617
Trading account securities                        447,486                   --                 --               --         447,486
Investment securities                             255,556              410,005          1,972,299          512,416       3,150,276
Loans (B):
Commercial                                      1,989,955               49,052             77,591           36,016       2,152,614
Real estate term                                1,000,015              656,033            705,645          473,085       2,834,778
Real estate construction                          525,828                2,170              9,601            2,963         540,562
Consumer credit card and related                  307,622                   --                 --               --         307,622
Consumer other                                    240,648            1,076,058          1,252,040          105,537       2,674,283
Leases                                            106,720               85,822            337,950          222,131         752,623
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                   4,170,788            1,869,135          2,382,827          839,732       9,262,482
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                   5,128,484            2,279,140          4,355,324        1,352,148      13,115,096
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Interest-Bearing Deposits:
Interest-bearing demand and savings accounts      172,661                   --                 --        2,382,820       2,555,481
Money market deposits                           1,030,912                   --                 --               --       1,030,912
Time deposits                                     884,004            1,494,806          1,275,159              553       3,654,522
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                 2,087,577            1,494,806          1,275,159        2,383,373       7,240,915
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold     2,542,592                   --                 --               --       2,542,592
Other short-term borrowings                         8,886                   --                 --               --           8,886
Long-term debt                                     55,599              230,543            564,795          372,273       1,223,210
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities              4,694,654            1,725,349          1,839,954        2,755,646      11,015,603
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps and financial
 futures, net                                     193,184                7,333           (217,751)          17,234              --
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Gap                            $    240,646       $      546,458     $    2,733,121    $  (1,420,732)  $   2,099,493
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Gap As Percent Of Earning
 Assets                                              1.83%                4.17%             20.84%          (10.83)%            --
====================================================================================================================================

Notes:  (A) Fixed rate instruments with no stated maturities have been shown as maturing in over 5 years.
        (B) Floating rate loans repricing in 3 months or less mature as follows:
            Commercial loans: 1 year or less: $1,146,308; over 1 year thru 5 years: $468,314; over 5 years: $251,852. Real estate construction: 1 year or less: $453,364; over 1 year thru 5 years: $59,557; over 5 years: $4,538.

TABLE 16: MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE (in thousands)
                                                                                                                             5-Year
                                                                                                     96/95                 Compound
As of December 31,                                1996         1995         1994         1993         1992   % Chg      Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Maturing in 3 months or less                $  215,928   $  228,820   $  289,926   $  162,746   $  177,240    (5.6)         (2.8)
After 3 months through 6 months                118,234      130,948       66,432       68,505       58,703    (9.7)          3.2
After 6 months through 12 months               198,074      177,354       75,848       75,520       48,267    11.7          22.4
After 12 months                                255,422      131,799      121,175       76,075       57,823    93.8          40.3
------------------------------------------------------------------------------------------------------------------------------------
Totals                                      $  787,658   $  668,921   $  553,381   $  382,846   $  342,033    17.8          10.9
===================================================================================================================================

   STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

Total stockholders' equity in FSCO increased to a record $1.1 billion at December 31, 1996, up $110 million or 10.7% from $1.0 billion at December 31, 1995. This growth was due to the retention of earnings, partially offset by volatility in the SFAS 115 net unrealized gain (loss) on investment securities available for sale which decreased $13.7 million or 94.0% from year-end 1995. The ratio of stockholders' equity to total assets was 7.76% at December 31, 1996, down slightly from 7.90% at year-end 1995.

Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of investment securities. These fluctuations are shown in the "Net unrealized gain (loss) on securities available for sale" component of equity.

On December 23, 1996, FS Capital I sold $150 million in 8.41% Capital Income Securities that represent interests in FSCO's new $150 million 8.41% Junior Subordinated Debentures due in 2026 (see "Asset/Liability Management - Liquidity"). Although included in "Long-Term Debt" rather than "Stockholders' Equity" on FSCO's financial statements, regulations permit the Capital Income Securities to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.

FSCO's equity and risk-based capital ratios remained strong in 1996 due to earnings retained and the Capital Income Securities (see "Table 17: Capital Ratios"). At December 31, 1996 and 1995, respectively, the ratio of stockholders' equity to total assets was 7.76%, down from 7.90%, while the ratio of tangible common equity to tangible total assets was 6.67%, down from 6.84%. FSCO's risk-based capital ratios at December 31, 1996 and 1995, respectively, were: Tier 1 at 11.34%, up from 10.35%; and Total Capital at 14.50%, up from 13.86%. The leverage ratio at December 31, 1996 was 8.16%, up from 7.12% at year-end 1995.

FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.

With its strong equity and risk-based capital ratios, FSCO is well positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.

COMMON AND PREFERRED STOCK

First Security Corporation's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".

On January 29, 1996, FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend payable on February 15, 1996, to shareholders of record as of February 12, 1996. As a result of the split, shareholders received one additional share of FSCO common stock for every two shares held. All historical share and per share data in this report were restated for all years reported in FSCO's 1995 Annual Report to reflect this stock split.

FSCO increased its quarterly common stock dividend twice in 1996. On January 29, 1996, it was increased to $0.21 per share, up $0.0233 per share or 12.5% from the previous $0.1867 per share, and then again on October 28, 1996, it was increased to $0.23 per share, up $0.02 per share or 9.5% from the previous $0.21 per share.

FSCO paid quarterly common stock dividends of $0.21 per share in each of the first three quarters of 1996, and $0.23 per share in the fourth quarter of 1996, for a total of $0.86 per share in 1996. Common stock dividends paid totaled $64.9 million in 1996, for a dividend payout ratio of 37.39%.

These 1996 dividends marked the 62nd consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

The bid price of FSCO common stock was $34.125 per share at the close of the market on December 31, 1996, versus a book value of $15.06 per share, resulting in a market-to-book ratio of 226.59%. In comparison, the bid price of FSCO common stock was $25.333 per share at the close of the market on December 29, 1995, versus a book value of $13.71 per share, resulting in a market-to-book ratio of 184.82%. At December 31, 1996, FSCO's common stock market capitalization was a record $2.6 billion, up 35.7% from year-end 1995 and representing a five-year compound growth rate of 25.3%.

The approximate number of beneficial shareholders of FSCO common stock was estimated to be 17,095 at December 31, 1996, compared with an estimated 13,522 at December 31, 1995.

For the years covered in this report, FSCO's preferred stock was convertible into FSCO common stock at the conversion rate, restated for the stock split, of one share of preferred stock for 18.225 shares of common stock. There is no active trading market for FSCO's preferred stock.

TABLE 17: CAPITAL RATIOS & RISKED-BASED CAPITAL RATIOS
                                                      FSCO        FS Bank     FSB New Mex.   FSB Oregon    FSB Nevada   FSB Wyoming
As of December 31:                                1996   1995   1996   1995   1996   1995   1996   1995   1996   1995   1996   1995
----------------------------------------------- ------------------------------------------------------------------------------------
Capital Ratios:
Stockholders' equity / assets [EOP]               7.76%  7.90%  5.99%  7.62%  6.51%  6.08% 10.04%  9.53%  7.07%  8.16% 11.84% 10.92%
Stockholders' equity / assets [Avg]               8.19   8.06   6.16   6.95   6.23   5.87   9.81   9.59   7.77   8.04  11.33  10.41
Tangible common equity / tangible assets [EOP]    6.67   6.84   4.70   6.36   6.50   6.08   9.79   9.19   7.07   8.16   8.51   7.26
Leverage ratio                                    8.16   7.12   7.01   7.00   6.55   5.93   9.32   8.60   6.85   7.88   8.58   7.18
Risk-Based Capital Ratios:
Tier 1 risk-based capital ratio                  11.34  10.35   9.38   9.95  13.53  12.66  11.69  10.11  10.99  10.40  12.90  10.87
Total (Tier 1 + 2) risk-based capital ratio      14.50  13.86  10.93  11.74  14.79  13.92  12.94  11.36  12.25  11.65  14.16  12.13
----------------------------------------------- ------------------------------------------------------------------------------------

Notes:
(A): Federal Reserve Board guidelines provide that all bank holding companies (other than those that meet certain criteria) maintain a minimum leverage ratio of 3%, plus an additional cushion of 100 to 200 basis points.
     The guidelines also state that bank organizations experiencing internal growth or making acquisitions will be expected to maintain "strong capital positions" substantially above the minimum supervisory levels without significant reliance on intangible assets.


   OFF-BALANCE SHEET ITEMS

During 1996, FSCO had "off-balance sheet" commitments consisting primarily of loan commitments to customers, and derivative products used in the ALCO process or carried in the trading accounts (see "Asset/Liability Management", "Note 1:
Summary of Significant Accounting and Reporting Policies", and "Note 11:
Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

   INFLATION ACCOUNTING AND CAPITAL COMMITMENTS

FSCO has determined that the effects of changing prices on financial data were not significant to operating results for all years covered by this report.

FSCO had no material capital expenditure commitments at year-ends 1996 or 1994. At year-end 1995, FSCO had committed to spend at least $10.4 million as part of Project VISION on state-of-the-art technology to allow FSCO to better serve its customers.

TABLE 18: QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data & ratios)
                                                    4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                                       1996        1996        1996        1996
-----------------------------------------------  ----------  ----------  ----------  ----------
Common & Preferred Stock Data:
Earnings per common share: primary                    $0.66       $0.61       $0.56       $0.47
Earnings per common share: fully diluted               0.66        0.61        0.55        0.47
Tangible EPCS: fully diluted                           0.69        0.67        0.61        0.52
Dividends paid per common share                        0.23        0.21        0.21        0.21
Book value [EOP]                                      15.06       14.46       13.97       13.75
Tangible book value [EOP]                             12.82       12.33       11.88       11.68
Market price (bid) [EOP]                              34.13       27.38       24.00       27.75
  High bid for the period                             34.13       28.13       27.63       27.75
  Low bid for the period                              28.13       23.75       22.88       23.17
Market capitalization (mktprice x #shrs) [EOP]    2,583,467   2,069,468   1,811,184   2,092,017
Market price / book value [EOP] %                    226.59      189.32      171.80      201.82
Dividend payout ratio (DPCS / EPCS) %                 34.85       34.43       37.50       44.68
Dividend yield (DPCS / mktprice) [EOP] %               2.70        3.07        3.50        3.03
Price / earnings ratio (mktprice / EPCS)               14.8x       15.6x       14.5x       17.7x
Common shares [EOP]                                  75,706      75,597      75,466      75,388
Common shares: primary [Avg]                         77,750      77,374      77,216      77,164
Common shares: fully diluted [Avg]                   77,939      77,565      77,409      77,360
Preferred shares [EOP]                                   10          10          11          11
-----------------------------------------------  ----------  ----------  ----------  ----------
Income Statement:
Interest income                                    $263,397    $251,876    $239,423    $233,112
Interest expense                                    125,499     118,874     113,523     113,336
Net interest income                                 137,898     133,002     125,900     119,776
Fully taxable equivalent (FTE) adjustment             2,409       1,764       1,178       2,333
Net interest income, FTE                            140,307     134,766     127,078     122,109
Provision for loan losses                            11,549       9,508      10,505       8,738
Noninterest income                                   84,099      72,312      75,714      66,561
Noninterest expenses                                130,678     121,251     124,586     120,852
Provision for income taxes                           28,541      27,159      23,595      20,457
Net income                                           51,229      47,396      42,928      36,290
Preferred stock dividend requirement                      8           9           8           8
Common stock dividend                                17,396      15,848      15,846      15,803
----------------------------------------------   ----------  ----------  ----------  ----------
Balance Sheet - End of Period:
Trading account securities                         $447,486    $171,910    $150,529    $272,443
Investment securities AFS                         3,150,276   3,166,608   2,715,770   2,693,820
  Memo: fair value adjustment invest sec's AFS        1,654     (12,506)    (20,001)     (4,048)
Loans, net of unearned income                     9,262,482   8,948,196   8,716,400   8,375,060
Reserve for loan losses                            (134,428)   (133,853)   (133,678)   (130,653)
Total interest-earning assets                    13,115,096  12,417,202  11,674,994  11,486,526
Intangible assets                                   169,779     160,823     157,582     155,744
Total assets                                     14,708,024  13,739,324  13,036,598  12,751,772
Noninterest-bearing deposits                      2,198,348   1,946,454   1,857,593   1,787,827
Interest-bearing deposits                         7,240,915   7,141,950   7,027,120   7,069,406
Total deposits                                    9,439,263   9,088,404   8,884,713   8,857,233
Short-term borrowed funds                         2,830,633   2,399,209   2,049,074   1,812,218
Long-term debt                                      944,055     821,932     723,728     675,460
Total interest-bearing liabilities               11,015,603  10,363,091   9,799,922   9,557,084
Minority equity in subsidiaries                         342         329         319         315
Preferred stockholders' equity                          540         549         553         563
Common stockholders' equity                       1,140,108   1,092,782   1,053,973   1,036,217
Parent company investment in subsidiaries         1,206,037   1,155,998   1,117,599   1,090,036
-----------------------------------------------  ----------  ----------  ----------  ----------
Balance Sheet - Average:
Trading account securities                         $130,319    $159,258    $172,737    $328,072
Investment securities AFS                         3,162,599   2,930,670   2,725,110   2,609,266
  Memo: fair value adjustment invest sec's AFS        6,446     (22,927)    (15,977)     20,226
Loans, net of unearned income                     9,125,014   8,800,072   8,534,146   8,254,010
Reserve for loan losses                            (133,885)   (133,706)   (130,816)   (130,063)
Deferred taxes on leases                           (177,841)   (172,614)   (166,840)   (164,953)
Total interest-earning assets, excl. fair value
  adjust invest sec's AFS & defer tax on leases  12,339,265  11,807,137  11,375,936  11,154,064
Intangible assets                                   163,470     158,718     157,979     150,022
Total assets                                     13,825,829  13,153,786  12,718,595  12,474,704
Noninterest-bearing deposits                      1,912,222   1,780,120   1,755,868   1,708,154
Interest-bearing deposits                         7,260,035   7,158,996   7,019,739   6,938,872
Total deposits                                    9,172,257   8,939,116   8,775,607   8,647,026
Short-term borrowed funds                         2,388,089   2,073,144   1,918,772   1,817,625
Long-term debt                                      831,910     771,128     691,766     691,535
Total interest-bearing liabilities               10,480,034  10,003,268   9,630,277   9,448,032
Minority equity in subsidiaries                         332         319         312         311
Preferred stockholders' equity                          543         550         557         566
Common stockholders' equity                       1,105,649   1,073,952   1,044,724   1,044,601
===============================================  ==========  ==========  ==========  ==========
    Notes:
EOP: End of period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale.

TABLE 18: QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data & ratios)
                                                    4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                                       1995        1995        1995        1995
-----------------------------------------------  ----------  ----------  ----------  ----------
Common & Preferred Stock Data:
Earnings per common share: primary                    $0.11       $0.51       $0.48       $0.47
Earnings per common share: fully diluted               0.11        0.51        0.48        0.47
Tangible EPCS: fully diluted                           0.15        0.56        0.52        0.52
Dividends paid per common share                        0.19        0.19        0.19        0.19
Book value [EOP]                                      13.71       13.57       13.21       12.64
Tangible book value [EOP]                             11.72       11.64       11.27       10.64
Market price (bid) [EOP]                              25.33       20.92       18.67       16.00
  High bid for the period                             25.33       22.17       19.09       17.09
  Low bid for the period                              20.33       18.33       15.33       14.67
Market capitalization (mktprice x #shrs) [EOP]    1,903,344   1,569,974   1,398,348   1,197,768
Market price / book value [EOP] %                    184.82      154.10      141.27      126.58
Dividend payout ratio (DPCS / EPCS) %                172.73       36.36       38.89       40.00
Dividend yield (DPCS / mktprice) [EOP] %               2.95        3.57        4.00        4.67
Price / earnings ratio (mktprice / EPCS)               16.2x       10.9x        9.9x        8.5x
Common shares [EOP]                                  75,133      75,059      74,912      74,861
Common shares: primary [Avg]                         76,883      76,466      76,065      75,849
Common shares: fully diluted [Avg]                   77,087      76,671      76,275      76,064
Preferred shares [EOP]                                   11          11          11          12
-----------------------------------------------  ----------  ----------  ----------  ----------
Income Statement:
Interest income                                    $246,657    $234,584    $233,068    $220,550
Interest expense                                    119,109     114,805     114,466     111,488
Net interest income                                 127,548     119,779     118,602     109,062
Fully taxable equivalent (FTE) adjustment             2,323       2,114       1,874       2,025
Net interest income, FTE                            129,871     121,893     120,476     111,087
Provision for loan losses                             7,905       6,587       3,742       2,848
Noninterest income                                   66,496      70,092      61,845      68,059
Noninterest expenses                                172,083     121,275     118,929     117,918
Provision for income taxes                            5,227      22,666      21,543      20,755
Net income                                            8,829      39,343      36,233      35,600
Preferred stock dividend requirement                      8           9           9           9
Common stock dividend                                14,013      13,996      13,976      13,981
----------------------------------------------   ----------  ----------  ----------  ----------
Balance Sheet - End of Period:
Trading account securities                         $638,393    $484,761    $477,560    $437,415
Investment securities AFS                         2,623,557   2,466,981   2,338,491   2,288,172
  Memo: fair value adjustment invest sec's AFS       23,613         429      (4,320)    (36,731)
Loans, net of unearned income                     8,315,095   8,303,049   8,356,657   8,183,306
Reserve for loan losses                            (129,982)   (131,878)   (130,388)   (131,603)
Total interest-earning assets                    11,746,677  11,454,392  11,291,982  11,119,493
Intangible assets                                   148,819     144,964     145,369     149,828
Total assets                                     13,034,607  12,675,014  12,426,179  12,189,310
Noninterest-bearing deposits                      1,884,931   1,857,584   1,748,031   1,655,669
Interest-bearing deposits                         6,888,711   6,831,503   6,843,356   6,617,045
Total deposits                                    8,773,642   8,689,087   8,591,387   8,272,714
Short-term borrowed funds                         2,198,689   1,675,498   1,920,093   2,076,924
Long-term debt                                      720,521     856,550     666,858     683,785
Total interest-bearing liabilities                9,807,921   9,363,551   9,430,307   9,377,754
Minority equity in subsidiaries                         309         304         298         285
Preferred stockholders' equity                          571         589         594         610
Common stockholders' equity                       1,029,692   1,018,681     989,600     946,051
Parent company investment in subsidiaries         1,071,320   1,057,376   1,030,242     990,493
-----------------------------------------------  ----------  ----------  ----------  ----------
Balance Sheet - Average:
Trading account securities                         $637,492    $294,378    $345,158    $677,507
Investment securities AFS                         2,503,834   2,340,733   2,280,764   2,227,757
  Memo: fair value adjustment invest sec's AFS        8,253      (3,546)    (23,641)    (67,434)
Loans, net of unearned income                     8,212,849   8,207,753   8,233,243   8,133,412
Reserve for loan losses                            (131,138)   (130,358)   (131,321)   (133,747)
Deferred taxes on leases                           (162,656)   (160,855)   (160,041)   (157,360)
Total interest-earning assets, excl. fair value
  adjust invest sec's AFS & defer tax on leases  11,350,786  10,936,285  10,849,339  11,014,611
Intangible assets                                   145,665     141,780     148,187     164,105
Total assets                                     12,648,043  12,150,912  12,005,834  12,120,570
Noninterest-bearing deposits                      1,761,612   1,690,536   1,585,255   1,545,225
Interest-bearing deposits                         6,899,375   6,887,306   6,766,077   6,423,604
Total deposits                                    8,660,987   8,577,842   8,351,332   7,968,829
Short-term borrowed funds                         1,934,202   1,534,440   1,761,411   2,348,062
Long-term debt                                      755,457     791,348     682,382     684,497
Total interest-bearing liabilities                9,589,034   9,213,094   9,209,870   9,456,163
Minority equity in subsidiaries                         308         300         291         276
Preferred stockholders' equity                          583         593         603         616
Common stockholders' equity                       1,038,656   1,009,339     974,265     918,463
===============================================  ==========  ==========  ==========  ==========
    Notes:
EOP: End of period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale.

TABLE 18: QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data & ratios)
                                                    4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                                       1996        1996        1996        1996
-----------------------------------------------  ----------  ----------  ----------  ----------
Problem Assets & Potential Problem Assets - End of Period:
Total nonaccruing loans                             $33,276     $33,401     $25,158     $25,410
Other real estate                                     4,855       5,003       5,663       5,209
Total nonperforming assets                           38,131      38,404      30,821      30,619
Accruing loans past due 90 days or more              19,326      15,728      16,656      13,501
Total problem assets                                 57,457      54,132      47,477      44,120
Potential problem assets                              8,271      12,283      23,513       7,595
-----------------------------------------------  ----------  ----------  ----------  ----------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                 $133,853    $133,678    $130,653    $129,982
Net loans charged off                               (10,974)     (9,333)     (7,480)     (8,067)
Provision for loan losses                            11,549       9,508      10,505       8,738
Reserve for loan losses, ending                     134,428     133,853     133,678     130,653
-----------------------------------------------  ----------  ----------  ----------  ----------
Other Data - End of Period:
Full-time equivalent employees                        7,017       7,089       7,003       7,088
Total domestic bank offices                             266         262         263         271
-----------------------------------------------  ----------  ----------  ----------  ----------
Selected Ratios (%):
Return on average assets (ROAA)                        1.47%       1.43%       1.36%       1.17%
Tangible ROAA                                          1.58        1.60        1.51        1.30
Return on average stockholders' equity (ROAE)         18.42       17.55       16.52       13.97
Tangible ROAE                                         22.84       22.67       21.43       17.94
Net interest margin, FTE                               4.55        4.57        4.47        4.38
Net interest spread, FTE                               3.83        3.86        3.75        3.63
Operating expense ratio                               58.23       58.55       61.44       64.05
Productivity ratio                                     3.76        3.67        3.94        3.90
Loans / deposits [EOP]                                98.13       98.46       98.11       94.56
Loans / assets [EOP]                                  62.98       65.13       66.86       65.68
Reserve for loan losses [EOP] /:
  Total loans                                          1.45        1.50        1.53        1.56
  Nonaccruing loans                                  403.98      400.75      531.35      514.18
  Nonaccruing + accruing loans past due 90 days      255.56      272.45      319.70      335.77
Nonaccruing loans / total loans                        0.36        0.37        0.29        0.30
Nonaccruing + accr lns past due / total loans          0.57        0.55        0.48        0.46
Nonperforming assets /:
  Total loans + other real estate                      0.41        0.43        0.35        0.37
  Total assets                                         0.26        0.28        0.24        0.24
  Total equity                                         3.34        3.51        2.92        2.95
  Total equity + reserve for loan losses               2.99        3.13        2.59        2.62
Problem assets /:
  Total loans + other real estate                      0.62        0.60        0.54        0.53
  Total assets                                         0.39        0.39        0.36        0.35
  Total equity                                         5.04        4.95        4.50        4.26
  Total equity + reserve for loan losses               4.51        4.41        4.00        3.78
Net loans charged off / average loans                  0.48        0.42        0.35        0.39
-----------------------------------------------  ----------  ----------  ----------  ----------
Capital Ratios & Risk-Based Capital Ratios (%):
Stockholders' equity / assets [EOP]                    7.76%       7.96%       8.09%       8.13%
Stockholders' equity / assets [Avg]                    8.00        8.17        8.22        8.38
Tangible common equity / tangible assets [EOP]         6.67        6.86        6.96        6.99
Leverage ratio                                         8.16        7.34        7.50        7.46
Tier 1 risk-based capital ratio                       11.34       10.10       10.29       10.49
Total (Tier 1 + 2) risk-based capital ratio           14.50       13.36       13.65       13.96
===============================================  ==========  ==========  ==========  ==========
    Notes:
EOP: End of period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale.

TABLE 18: QUARTERLY FINANCIAL SUMMARY (in thousands, except per share data & ratios)
                                                   4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                                       1995        1995        1995        1995
-----------------------------------------------  ----------  ----------  ----------  ----------
Problem Assets & Potential Problem Assets - End of Period:
Total nonaccruing loans                             $22,447     $25,381     $18,702     $19,205
Other real estate                                     4,134       4,472       4,340       2,334
Total nonperforming assets                           26,581      29,853      23,042      21,539
Accruing loans past due 90 days or more              13,455      11,515      11,076      11,518
Total problem assets                                 40,036      41,368      34,118      33,057
Potential problem assets                             12,319      17,223      19,652      19,943
-----------------------------------------------  ----------  ----------  ----------  ----------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                 $131,878    $130,388    $131,603    $133,855
Net loans charged off                                (9,801)     (5,097)     (4,957)     (5,100)
Provision for loan losses                             7,905       6,587       3,742       2,848
Reserve for loan losses, ending                     129,982     131,878     130,388     131,603
-----------------------------------------------  ----------  ----------  ----------  ----------
Other Data - End of Period:
Full-time equivalent employees                        7,530       7,758       7,755       7,656
Total domestic bank offices                             272         269         267         262
-----------------------------------------------  ----------  ----------  ----------  ----------
Selected Ratios (%):
Return on average assets (ROAA)                        0.28%       1.28%       1.21%       1.19%
Tangible ROAA                                          0.37        1.42        1.35        1.34
Return on average stockholders' equity (ROAE)          3.37       15.46       14.91       15.71
Tangible ROAE                                          5.21       19.64       19.34       21.19
Net interest margin, FTE                               4.58        4.46        4.44        4.03
Net interest spread, FTE                               3.80        3.68        3.71        3.41
Operating expense ratio                               87.63       63.17       65.23       65.82
Productivity ratio                                     5.40        3.96        3.97        3.95
Loans / deposits [EOP]                                94.77       95.56       97.27       98.92
Loans / assets [EOP]                                  63.79       65.51       67.25       67.14
Reserve for loan losses [EOP] /:
  Total loans                                          1.56        1.59        1.56        1.61
  Nonaccruing loans                                  579.06      519.59      697.19      685.25
  Nonaccruing + accruing loans past due 90 days      362.05      357.43      437.87      428.35
Nonaccruing loans / total loans                        0.27        0.31        0.22        0.23
Nonaccruing + accr lns past due / total loans          0.43        0.44        0.36        0.38
Nonperforming assets /:
  Total loans + other real estate                      0.32        0.36        0.28        0.26
  Total assets                                         0.20        0.24        0.19        0.18
  Total equity                                         2.58        2.93        2.33        2.28
  Total equity + reserve for loan losses               2.29        2.59        2.06        2.00
Problem assets /:
  Total loans + other real estate                      0.48        0.50        0.41        0.40
  Total assets                                         0.31        0.33        0.27        0.27
  Total equity                                         3.89        4.06        3.45        3.49
  Total equity + reserve for loan losses               3.45        3.59        3.04        3.07
Net loans charged off / average loans                  0.47        0.25        0.24        0.25
-----------------------------------------------  ----------  ----------  ----------  ----------
Capital Ratios & Risk-Based Capital Ratios (%):
Stockholders' equity / assets [EOP]                    7.90%       8.04%       7.97%       7.77%
Stockholders' equity / assets [Avg]                    8.22        8.31        8.12        7.58
Tangible common equity / tangible assets [EOP]         6.84        6.97        6.87        6.61
Leverage ratio                                         7.12        7.32        7.20        7.11
Tier 1 risk-based capital ratio                       10.35       10.52       10.12       10.00
Total (Tier 1 + 2) risk-based capital ratio           13.86       14.06       12.22       12.12
===============================================  ==========  ==========  ==========  ==========
    Notes:
EOP: End of period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale.

MERGERS AND ACQUISITIONS

FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities (see "Note 15: Mergers and Acquisitions"). Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.

On June 21, 1996, FSCO's two largest subsidiaries, First Security Bank of Utah, N.A. and First Security Bank of Idaho, N.A., merged to become one legal entity:
First Security Bank, N.A. The decision to combine the charters of these two banks was announced in 1995 and is part of FSCO's goal of becoming a "virtual bank" in which all of FSCO's banks will be managed as a single entity. This reorganization will have both expenses and cost savings associated with it.

No other material mergers or acquisitions were made in 1996 or 1995.

Effective January 1, 1997, FS Insurance acquired Olson & Haig Employee Benefits Inc./SKI-MED, a developer of specialty benefit, group health, and incentive programs.

On February 3, 1997, CrossLand Mortgage announced a letter of intent to acquire the wholesale loan production branch operations of Harbourton Mortgage Co., L.P., a subsidiary of Harbourton Financial Services, L.P. (NYSE: HBT). Through this agreement, CrossLand Mortgage will acquire 15 offices, located in 11 states, that originated $2.7 billion in mortgage loans during 1996. This acquisition is expected to be closed during the first quarter of 1997.


NATIONAL AND REGIONAL ECONOMIES

FSCO and its subsidiaries are significantly influenced both by the financial strength and economic stability of the regional economies in which they operate and by interest rates and other economic conditions prevailing in regional, national, and international financial markets (see "Factors That May Affect Future Results of Operations And Financial Condition"). With an essentially unchanged U.S. monetary policy, short-term interest rates in 1996 were generally stable. At the beginning of 1996, market-determined interest rates were low and provided a demand stimulus for residential construction, automobile sales, and other interest-sensitive, consumer-durable markets. By midyear, however, yields on maturities from 2 to 30 years had increased more than a full percentage point. Despite some interest rate decline in the third quarter, the lagged impact of the higher rates helped narrow the gains in residential construction and consumer durable sales in the latter part of 1996. The 1997 national economic outlook is for moderate growth with little change in inflationary pressure. More rapid wage increases appear likely, but it is doubtful that companies will be able to pass those costs on.

The Intermountain West, which encompasses a significant portion of FSCO's primary market areas, was the United States' fastest-growing regional economy in 1996 for the fourth consecutive year. Furthermore, Nevada, Utah, Oregon and Idaho were four of the top eight states in 1996 employment growth, as reflected in the following table.

PRELIMINARY AVERAGE JOB GROWTH GAINS AND UNEMPLOYMENT RATES FOR 1996
                              Job Gains
                           -------------------
                                 National  Unemployment
Average (%)                  %       Rank         Rates
--------------------------------------------------------------
National                   2.0                      5.4
Nevada                     7.0          1           5.2
Utah                       5.3          2           3.4
Oregon                     4.1          5           5.2
Idaho                      3.5          8           5.4
New Mexico                 2.4         --           6.9
Wyoming                    1.0         --           4.6
--------------------------------------------------------------

The overall 1996 economic performance in Utah, Nevada, Idaho, and Oregon actually improved from the prior year's robust gains. Increased activity in residential construction, auto sales, and sales of other consumer durable goods contributed to the expansion. Growth in New Mexico slowed, while Wyoming's economy remained sluggish.

The rate of economic growth, both nationally and in the Intermountain West, will likely decelerate in 1997. Modestly slower job growth and higher consumer debt levels will probably restrain national consumer-spending gains. Job growth in the six-state region should remain solid, but in 1997, it will occur at a reduced rate, influenced somewhat by labor supply constraints.

While the 1997 regional outlook remains generally favorable, the following factors could adversely impact regional economic activity:

* Interest rates may increase nationally, leading to an economic downturn.

* Political uncertainty (i.e., Russia, the Middle East) may disrupt financial markets.

* Access to Federal lands for timber, mining, and livestock industries may be reduced, or even eliminated.

* International competitive pressures in the computer industry may possibly slow domestic production or even decrease job levels in that industry.


COMPETITIVE POSITION

FSCO is the largest bank holding company headquartered in the Intermountain West. Incorporated in 1928, FSCO is the oldest multistate bank holding company in the United States.

The following comparisons were all from the June 30, 1996, Sheshunoff "Branch Source" report which was the most recent date for which comparative data were available (see "Factors That May Affect Future Results of Operations And Financial Condition").

FS Bank is the largest bank in Utah. At June 30, 1996, FS Bank's Utah operations had deposits of $4.1 billion or approximately 22.1% of all deposits in the state, and 122 full-service domestic branches. Zion's First National Bank was the second largest bank with approximately $2.9 billion in deposits and 96 branches, while Key Bank was the third largest with approximately $952 million in deposits and 39 branches. These three banks are all units of bank holding companies with bank operations in other western states. Other competitors included: 41 additional banks with approximately $5.8 billion in deposits and 196 branches; 5 savings and loans (S&Ls) and savings banks with approximately $754 million in deposits and 41 branches; and 149 credit unions with approximately $3.9 billion in deposits.

FS Bank is also the second largest bank in Idaho in terms of deposits. At June 30, 1996, FS Bank's Idaho operations had deposits of $2.8 billion or approximately 24.7% of all deposits in the state, and 85 full-service branches. US Bank was the largest bank with approximately $3.2 billion in deposits and 102 branches, while Key Bank was the third largest with approximately $1.1 billion in deposits and 45 branches. These three banks are all units of bank holding companies with bank operations in other western states. Other competitors included 17 additional banks with approximately $2.1 billion in deposits and 102 branches; 7 S&Ls and savings banks with approximately $899 million in deposits and 48 branches; and 86 credit unions with approximately $1.1 billion in deposits.

FSB New Mexico is the third-largest bank in New Mexico in terms of deposits. At June 30, 1996, FSB New Mexico had deposits totaling $1.1 billion or approximately 7.7% of all deposits in the state, and 27 full-service branches. Sunwest Bank of Albuquerque was the largest bank with approximately $2.8 billion in deposits and 54 branches, while Norwest Bank, Inc. was the second largest with approximately $1.8 billion in deposits and 65 branches. These three banks are all units of bank holding companies with bank operations in other western states. Other competitors included 49 additional banks with approximately $5.9 billion in deposits and 237 branches; 11 S&Ls and savings banks with approximately $1.1 billion in deposits and 34 branches; and 60 credit unions with approximately $1.9 billion in deposits.

FSCO experiences substantial competition in attracting deposits and originating loans. The primary factors in competing for deposits are interest rates, the range and quality of services offered, the convenience of bank facilities and automated teller machines, and hours of operation. Competition for deposits comes principally from other commercial banks, S&Ls, and credit unions. Additional competition comes from mutual funds, money market funds, and various other corporate and government lenders. The primary factors in competing for loans are interest rates, loan fees, and the quality and range of lending services offered. Competition for the origination of consumer and commercial loans comes from commercial banks, finance companies, S&Ls, and credit unions, while competition for the origination of mortgage loans comes from S&Ls, credit unions, mortgage banking firms, insurance companies, and other commercial banks.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During its nearly 70 years of continuous operations, FSCO has experienced remarkable growth in assets, deposits, capital and profits. This has been the result of hard work by the FSCO team and the loyalty and patronage of its customers. FSCO has also contributed to and benefited from its market areas, which generally have been economically stable and growing over recent times. Nevertheless, there have been business cycles along the way, with the downturns in such cycles resulting from factors that continue today, and which require attention and careful management. These factors include the effects of competition; changing economic conditions in the local, national, and international economies; technological change and its challenges; changing regulatory and legislative attitudes; financial market perceptions; and socio-economic trends. FSCO endeavors to anticipate and manage these many dynamic factors, yet FSCO's businesses remain subject to rapid change which may impact the results of operations and financial condition of FSCO.

COMPETITION. FSCO competes nationally and in its market areas with ever larger and heavily capitalized financial services companies. The consolidation that is now underway in the financial services industry has not only seen FSCO grow through acquisitions of smaller banks and into new franchise areas, but has seen large money-center banks acquire large national franchises, including footholds in FSCO's traditional market areas. Moreover, the securities and insurance industries increasingly compete in products and services that were traditionally bank products and services, but without the regulatory capital requirements and other constraints shouldered by banks. Thus, FSCO faces more and stronger competition than ever before. These trends match with a socio-economic trend toward the "commoditization" of financial services, with price frequently being the dominant factor for customers. The competitive challenges to FSCO change almost daily, and FSCO will continue to employ its resources to meet these challenges.

CHANGING ECONOMIC CONDITIONS. FSCO now has full-service banking operations in six states, with major presences in three of those states. FSCO's mortgage origination and servicing spans the nation. Currently, the United States is experiencing steady economic growth in almost all areas, and the demand for FSCO's services remains high. There have been periods in the past when economic conditions have changed rapidly for the worse in one or more of FSCO's market areas, and results of operations as well as financial condition have suffered in the short term. The reserve for loan losses attempts to cushion such changes in the loan portfolio, but economic changes can also reduce the demand for loans and other banking services. Generally, FSCO experiences economic conditions and does not cause or create them. There can be no assurance that negative changes in economic conditions in the nation or in one or more of FSCO's market areas will not have an adverse impact on FSCO's future results of operations or financial condition.

TECHNOLOGICAL CHANGE. Like any other company, advances and changes in available technology can significantly impact the business and operations of FSCO. For example, a challenging problem exists as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem. FSCO is expending significant resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. This "Year 2000 Computer Problem" creates risks for FSCO from unforeseen problems in its own computer systems and from third parties with whom FSCO deals on financial transactions worldwide. Such failures of FSCO's and/or third parties' computer systems could have a material impact on FSCO's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

The increasing demands for computer access to bank accounts and for the ability to do banking transactions away from bank premises also present challenges. Moreover, as world business becomes ever more dependent on electronic media to conduct business and to preserve business records, such business is made ever more susceptible to negative impacts from technology failures, energy disruptions, and technological mischief by those who would hurt a company or a country.

REGULATORY AND LEGISLATIVE ATTITUDES. FSCO operates under significant national, international, and local government regulations. Historically, the business of banking has been legislatively separated from certain other businesses, like insurance and securities activities, as well as other types of businesses. Changes in technology and socio-economic trends have allowed insurance and securities firms to enter traditional bank service markets, but banks have been legally precluded from entering insurance and securities markets with the same freedom. Now there is a changing regulatory attitude that is allowing banks greater ability to compete in the securities and insurance fields. However, these changes are happening disjointedly and slowly, with some competitors being given regulatory powers that FSCO and its similarly sized competitors cannot yet use. There are ongoing regulatory and legal battles between banking interests on one side, and the securities, insurance and credit union interests on the other. No one can predict how the regulatory landscape will look in the future, or how such changes will affect FSCO's results of operations and financial condition at that time.

FINANCIAL MARKET PERCEPTIONS. The price of FSCO's common stock in the public markets is largely a result of perceptions of the market with respect to future results of FSCO in particular and the financial services market generally. From time to time, the market's perception does not match current reality, which may result in higher or lower prices for FSCO shares. Such market perceptions are totally outside of FSCO's control. Because of the existence of these factors, however, past historical performance by FSCO should not be taken as a reliable indicator of future performance, and investors should not use historical trends to attempt to anticipate results or trends in future periods. Also FSCO is a participant in a dynamic and changing industry, which could result in volatility in public market prices for FSCO common stock.


LEGAL PROCEEDINGS

From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the Securities and Exchange Commission as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses.

Various FSCO subsidiaries are defendants in four class action lawsuits, one each in the United States District Courts in Florida and Illinois, alleging violations of Federal Truth in Lending rules, one in New Mexico with respect to force placed insurance in connection with automobile loans, and one in Massachusetts alleging violation of the Real Estate Settlement Procedures Act (RESPA) in connection with "yield spread premiums" paid to mortgage brokers.

In the Illinois action "Romaker v. CrossLand Mortgage Corporation", Case No. 94 C 3328, Northern District of Illinois, Eastern Division (filed June 3, 1994), summary judgment on the issue of liability was rendered against FSCO and class certification was ordered. During 1996, a settlement was reached that would result in damages payable by FSCO to the plaintiff class well below $500 thousand. FSCO previously reported that any damages paid likely can be recovered by indemnification claims against the former owners of CrossLand Mortgage.

The Florida litigation "Hilton v. CrossLand Mortgage Corp.", Case No. 948437 CIV RYSKAMP, Southern District of Florida Northern Division (filed August 4, 1994), was positively affected by Congressional action amending the applicable statute to eliminate class liability for the violation which the plaintiff class was asserting against a number of banks and mortgage companies, including CrossLand Mortgage. The court denied the plaintiffs' motion for class certification. An amended complaint has been filed which alleges violations in the placement of mortgage insurance in connection with loans originated by CrossLand Mortgage at the request of the class members. This claim is new and discovery is ongoing. The prior denial of class certification also applies to this new claim.

The New Mexico case "Begay v. First Security Bank of New Mexico, et al.", Case No. CIV 96 0348 MV, District of New Mexico (filed March 13, 1996), was filed in United States District Court alleging unfair practices, fraud, RICO, and Federal Truth in Lending violations in connection with the policies of FSB New Mexico (and other FSCO entities) to force place insurance on vehicles subject to loans whose owners fail to procure such insurance. Motions to dismiss a number of FSCO entities named in the suit remain pending in the Court.

The Massachusetts case of "Moniz v. CrossLand Mortgage Co.", Case No. 96-12260-WGY, United States District Court for the District of Massachusetts (filed November 12, 1996) alleges violation of RESPA in connection with "yield spread premiums" paid to mortgage brokers. The plaintiffs assert this claim as a class action. FSCO has answered the Complaint and denied liability.

In "Utah Bankers' Association v. America First Credit Union" (3rd District Court, Salt Lake County, Utah), FSCO's subsidiaries, FS Bank and FS Service, together with other Utah banks, have been named in a third party complaint brought by Utah based credit unions, filed on October 31, 1996. The complaint was recently served on the defendants. This third party complaint arises in pending litigation initiated by the Utah Bankers' Association seeking to define and limit the eligible membership of credit unions operating in Utah. Damages sought by the credit unions against the Utah Bankers' Association and its members total approximately $l.5 billion in the aggregate. This litigation is part of a national process which seeks to define the scope of credit union powers. FSCO will defend itself vigorously in this matter. FSCO does not foresee any materially adverse impact resulting from this litigation.

During October 1996, an Idaho jury verdict was entered against FS Bank (formerly FSB Idaho) in a lender liability lawsuit. Based on advice of counsel, FSCO believes that there is clear appealable error with this verdict, and FSCO has filed post-trial motions and will proceed with an appeal of the verdict if satisfactory post-trial relief is denied.

Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of these cases reported will have a material adverse impact on the business or assets of FSCO.

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

February 21, 1997

To Our Stockholders:

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

Management assessed FSCO's internal control structure over financial presented in conformity with generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1996. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that FSCO maintained an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1996.

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

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that FSCO has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1996.

[SIGNED]                               [SIGNED]
Morgan J. Evans                        Scott C. Ulbrich
President and Chief Operating Officer  Executive Vice President, Finance
                                       and Capital Markets and Chief
                                       Financial Officer

CONSOLIDATED BALANCE SHEETS (in thousands)
As of December 31,                                                                                         1996                1995
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks (Note 3)                                                                 $      937,144       $     818,664
Federal funds sold and securities purchased under resale agreements (Note 1)                            223,235             148,069
------------------------------------------------------------------------------------------------------------------------------------
Total Cash and Cash Equivalents                                                                       1,160,379             966,733
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits in other banks                                                                 31,617              21,563
Trading account securities (Notes 1 and 4)                                                              447,486             638,393
Securities available for sale, at fair value (cost $3,148,622 and $2,599,943,
 respectively) (Notes 1 and 4)                                                                        3,150,276           2,623,557
------------------------------------------------------------------------------------------------------------------------------------
Loans held for sale (Note 1)                                                                            330,032             258,119
Loans (net of reserve for loan losses of $134,428 and $129,982 and unearned income
  of $67,396 and $16,250, respectively) (Notes 1 and 5)                                               8,798,022           7,926,994
Premises and equipment, net (Notes 1 and 6)                                                             233,497             209,138
Accrued income receivable                                                                                89,595              82,143
Other real estate (Note 1)                                                                                4,855               4,134
Other assets                                                                                            292,486             155,014
Intangible assets (Notes 1, 5, and 15)                                                                  169,779             148,819
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                     $   14,708,024       $  13,034,607
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits (Note 7):
Noninterest-bearing                                                                              $    2,198,348       $   1,884,931
Interest-bearing                                                                                      7,240,915           6,888,711
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                                                        9,439,263           8,773,642
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements (Notes 1 and 4)                                           2,076,202           1,725,958
Federal funds purchased                                                                                 466,390             211,498
U.S. Treasury demand notes                                                                                8,885              33,897
Other short-term borrowings (Notes 8 and 10)                                                            279,156             227,336
Accrued income taxes (Notes 1 and 9)                                                                    187,638             131,510
Accrued interest payable                                                                                 41,442              48,737
Other liabilities                                                                                       124,345             131,245
Long-term debt (Note 10)                                                                                944,055             720,521
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                    13,567,376          12,004,344
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 4, 5, 6, 11, and 15)

STOCKHOLDERS' EQUITY (NOTES 1, 12, 13, 14, AND 17):
Preferred stock: Series "A", $3.15 cumulative convertible                                                   540                 571
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY:
Common stock (76,270 and 75,740 shares issued, respectively)                                             95,338              94,674
Paid-in surplus                                                                                         130,398             120,084
Retained earnings                                                                                       923,375             810,458
Net unrealized gain on securities available for sale (net of taxes) (Notes 1, 4, and 9)                     877              14,547
------------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                              1,149,988           1,039,763
Common treasury stock, at cost (564 and 607 shares, respectively)                                        (9,880)            (10,071)
------------------------------------------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                                                     1,140,108           1,029,692
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                            1,140,648           1,030,263
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                       $   14,708,024       $  13,034,607
====================================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
For the years ended December 31,                                                           1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans (Note 1)                                                 $   789,488       $   754,029       $   615,558
Federal funds sold and securities purchased under resale agreements                       4,483             8,166             2,320
Interest-bearing deposits in other banks                                                  1,059               778                83
Trading account securities (Notes 4 and 11)                                              10,058            29,096            33,945
Securities available for sale Note 4)                                                   182,720           129,204           107,778
Securities held to maturity (Note 4)                                                         --            13,586            13,833
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                   987,808           934,859           773,517
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits (Note 7)                                                                       313,010           300,146           205,725
Short-term borrowings (Note 10)                                                         108,081           108,271            85,806
Long-term debt (Note 10)                                                                 50,141            51,451            23,884
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                  471,232           459,868           315,415
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME:
Net interest income                                                                     516,576           474,991           458,102
Provision for loan losses (Notes 1 and 5)                                                40,300            21,082               825
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                     476,276           453,909           457,277
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Service charges on deposit accounts                                                      80,924            68,114            62,211
Other service charges, collections, commissions, and fees                                45,560            36,208            27,544
Bankcard servicing fees and third-party processing fees                                  28,683            24,774            30,234
Insurance commissions and fees                                                           15,016            13,655            12,631
Mortgage banking activities, net (Notes 1 and 5)                                         85,668            76,919            32,895
Trust (fiduciary) commissions and fees                                                   23,104            20,894            20,706
Trading account securities gains (losses) (Notes 1, 4, and 11)                            2,383             6,390            (2,386)
Securities gains (losses) (Notes 1 and 4)                                                 4,549              (806)           (1,330)
Other                                                                                    12,799            20,344            15,043
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                                                298,686           266,492           197,548
------------------------------------------------------------------------------------------------------------------------------------
Total Income                                                                            774,962           720,401           654,825
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Salaries and employee benefits (Note 13)                                                261,358           261,410           222,895
Advertising                                                                              11,276             8,719             9,039
Amortization of intangibles (Notes 1, 5, and 15)                                          7,977             8,712             6,792
Bankcard interbank exchange                                                              24,572            17,263            16,301
Furniture and equipment                                                                  40,987            36,285            30,987
Insurance                                                                                 5,254            15,793            23,454
Net occupancy (Note 6)                                                                   29,776            27,862            25,874
Other real estate expenses and loss provision (recovery)                                    286            (2,514)           (6,543)
Postage                                                                                  10,748            11,272             9,708
Stationery and supplies                                                                  19,060            18,582            16,336
Telephone                                                                                13,683            13,278            11,834
Other                                                                                    72,390            69,543            66,971
Restructuring charge (Note 2)                                                                --            44,000                --
-----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses                                                              497,367           530,205           433,648
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX PROVISION                                                      277,595           190,196           221,177
Provision for income taxes (including tax effect of securities transactions
  of $1,750, $(698), and $(497), respectively) (Notes 1 and 9)                           99,752            70,191            81,043
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME:
Net income                                                                              177,843           120,005           140,134
Dividend requirement of preferred stock (Note 1)                                             33                35                39
------------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                               $   177,810       $   119,970       $   140,095
====================================================================================================================================
Earnings Per Common Share Assuming No Dilution (Notes 1, 12, and 13)                $      2.30       $      1.57       $      1.87
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share Assuming Full Dilution (Notes 1,  12, and 13)             $      2.29       $      1.57       $      1.87
====================================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except per share amounts)
                                                                                                                  Net
                                                                                                           Unrealized
                                                                                                          Gain (Loss)
                                                                                                        on Securities      Common
                                                           Preferred      Common                            Available    Treasury
For the years ended December 31,                               Stock       Stock    Paid-In   Retained       for Sale       Stock
 1994, 1995 and 1996                                Total  (Note 12)   (Note 12)    Surplus   Earnings (Net of Taxes)   (Note 12)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                       $  835,731       $703     $91,475  $  92,057  $ 657,446       $     --   $ (5,950)
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year                           140,134         --          --         --    140,134             --         --
Sale of  common stock  through
 dividend reinvestment
  and common stock purchase plan
   (Note 12)                                        2,182         --         144      2,038         --             --         --
Sales of stock to employee benefit
 plans (Note 12)                                    8,138         --         439      2,521         --             --      5,178
Common stock issued for acquisitions
  (Notes 12 and 15)                                26,428         --       1,578     13,239         --             --     11,611
Cash dividends:
Preferred stock -- $3.15 per share                    (39)        --          --         --        (39)            --         --
Common stock -- $0.69 per share (Note 12)         (51,087)        --          --         --    (51,087)            --         --
Conversion of preferred stock to common                --        (74)         33         41         --             --         --
Purchase of treasury stock                        (19,481)        --          --         --         --             --    (19,481)
Net unrealized loss on securities
 available for sale
  (net of taxes) (Notes 1, 4, and 9)              (54,341)        --          --         --         --        (54,341)        --
Other                                               1,809         --          --      1,809         --             --         --
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                        889,474        629      93,669    111,705    746,454        (54,341)    (8,642)
------------------------------------------------------------------------------------------------------------------------------------

Net income for the year                           120,005         --          --         --    120,005             --         --
Sale of common stock through
 dividend reinvestment
  and common stock purchase plan (Note 12)          2,671         --         176      2,495         --             --         --
Sales of stock to employee benefit plans and
  employee stock purchase plan (Note 12)            8,294         --         552      4,712         --             --      3,030
Common stock issued for acquisitions
  (Notes 12 and 15)                                   637         --         252        385         --             --         --
Cash dividends:
Preferred stock -- $3.15 per share                    (35)        --          --         --        (35)            --         --
Common stock -- $0.75 per share (Note 12)         (55,966)        --          --         --    (55,966)            --         --
Conversion of preferred stock to common                --        (58)         25         33         --             --         --
Purchase of treasury stock                         (4,459)        --          --         --         --             --     (4,459)
Net unrealized gain on securities
 available for sale
  (net of taxes) (Notes 1, 4, and 9)               68,888         --          --         --         --         68,888         --
Other                                                 754         --          --        754         --             --         --
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                      1,030,263        571      94,674    120,084    810,458         14,547    (10,071)
------------------------------------------------------------------------------------------------------------------------------------

Net income for the year                           177,843         --          --         --    177,843             --         --
Sale of common stock through
 dividend reinvestment
  and common stock purchase plan (Note 12)          3,339         --         152      3,187         --             --         --
Sales of stock to employee benefit plans and
  employee stock purchase plan (Note 12)            7,128         --         499      4,389         --             --      2,240
Cash dividends:
Preferred stock -- $3.15 per share                    (33)        --          --         --        (33)            --         --
Common stock -- $0.86 per share (Note 12)         (64,893)        --          --         --    (64,893)            --         --
Conversion of preferred stock to common                (1)       (31)         13         17         --             --         --
Purchase of treasury stock                         (2,049)        --          --         --         --             --     (2,049)
Net unrealized loss on securities
  available for sale
  (net of taxes) (Notes 1, 4, and 9)              (13,670)        --          --         --         --        (13,670)        --
Other                                               2,721         --          --      2,721         --             --         --
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                     $1,140,648       $540     $95,338  $ 130,398  $ 923,375       $    877   $ (9,880)
====================================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except number of shares)
For the years ended December 31,                                                  1996              1995                 1994
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    177,843       $   120,005         $    140,134
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
Provision for loan losses                                                       40,300            21,082                  825
Provision for (recovery of) loss on other real estate                               20            (2,757)              (6,764)
Provision for depreciation and amortization                                     30,117            26,314               31,340
Provision for amortization of intangible assets                                  7,977             8,712                6,792
Provision for deferred income taxes                                             57,936            17,681               27,010
Net change in deferred loan origination fees and costs                          54,356            (8,196)              (4,802)
Net amortization of investment security discounts and premiums                  (1,376)             (304)               9,277
Proceeds from sales of mortgage loans held for sale                          3,709,605         3,460,687            2,117,121
Origination of mortgage loans held for sale                                 (3,253,230)       (2,785,149)          (1,434,368)
Investment securities (gains) losses                                            (4,549)              806                1,330
Net realized gains on sold loans                                                (5,627)           (9,107)             (10,778)
Decrease (increase) in trading account securities                              190,907           (84,567)              54,028
Decrease (increase) in accrued income receivable                                (7,452)            3,512              (31,329)
Increase (decrease) in accrued interest payable                                 (7,295)           21,028                8,981
Increase (decrease) in accrued income taxes                                      6,482            (9,153)               3,223
Other operating activities                                                    (245,788)           58,303              (51,130)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                      750,226           838,897              860,890
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                           104,952           267,001              666,185
Redemption of matured securities available for sale                          1,054,465           881,655              488,487
Redemption of matured securities held to maturity                                   --            69,884               96,183
Purchases of securities available for sale                                  (1,702,170)       (1,414,460)          (1,676,979)
Purchases of securities held to maturity                                            --           (71,547)             (81,451)
Net (increase) decrease in interest-bearing deposits in other banks            (10,054)          (19,753)              14,876
Net increase in loans and leases                                            (1,470,740)       (1,050,304)          (2,029,122)
Proceeds from sale of auto loans                                                    --           250,068                   --
Purchase of premises and equipment                                             (47,353)          (44,773)             (55,527)
Proceeds from sales of other real estate                                         6,537            10,854               30,276
Payments to improve other real estate                                           (2,571)           (1,138)              (2,055)
Net cash (paid for) received from acquisitions (Note 15)                         2,721               602              (89,549)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                       (2,064,213)       (1,121,911)          (2,638,676)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       665,621           720,298              347,646
Net increase (decrease) in Federal funds purchased and securities sold
  under repurchase agreements and U.S. Treasury demand notes                   580,124          (223,131)             763,385
Proceeds from issuance of nonrecourse debt on leveraged leases                  71,142                --               40,378
Payments on nonrecourse debt on leveraged leases                               (28,099)          (31,025)             (30,802)
Proceeds from issuance of long-term debt and short-term borrowings             585,387           238,806              624,925
Payments on long-term debt and short-term borrowings                          (310,033)         (127,610)            (240,586)
Proceeds from issuance of common stock and sales of treasury stock              10,466            10,965               10,320
Purchases of treasury stock                                                     (2,049)           (4,459)             (19,481)
Dividends paid                                                                 (64,926)          (56,001)             (51,126)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                    1,507,633           527,843            1,444,659
---------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents (Note 1)                  193,646           244,829             (333,127)
Cash and Cash Equivalents, Beginning of Year                                   966,733           721,904            1,055,031
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                    $  1,160,379       $   966,733         $    721,904
=================================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except number of shares) continued
For the years ended December 31,                                                     1996              1995               1994
-------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                       $  478,527       $   438,840        $   305,135
Income taxes                                                                       35,334            55,790             56,123
===============================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of 595; 1,105; and 1,419 shares of convertible
   preferred stock into 10,612; 20,110; and 25,822 shares of
   common stock, respectively (Note 12)                                        $       31       $        58        $        74
===============================================================================================================================
Transfer of loans to other real estate                                         $    4,707       $     7,742        $     8,100
===============================================================================================================================
Securities transferred from held to maturity to available for sale (Note 1)    $       --       $   251,630        $ 1,417,217
===============================================================================================================================
Net change in unrealized gain (loss) on securities available for sale
   net of deferred taxes (included in stockholders' equity) (Notes 1 and 9)    $  (13,670)      $    68,888        $   (54,341)
===============================================================================================================================

In 1995, FSCO acquired three small companies with total assets of approximately $2,727,000 and $1,372,000 in liabilities for $482,000 in cash and 202,100 shares of FSCO's common stock (Notes 12 and 15).

In 1994, 1,983,091 shares of common stock were issued and $137,291,000 cash was paid for the acquisitions of Equality State Bank, CrossLand Mortgage Acquisition Corporation, Community First Bank, American BanCorporation, and Star Valley State Bank. FSCO acquired assets of approximately $584,103,000 and assumed liabilities of approximately $420,385,000 (Notes 12 and 15).

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

BASIS OF FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of mortgage servicing rights. In connection with the determination of the reserve for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

CONSOLIDATION. The consolidated financial statements include the accounts of FSCO and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. FSCO's results of operations of insignificant companies acquired using the pooling of interests method and the results of operations of companies which were acquired and subject to purchase accounting are included from the dates of acquisition.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER RESALE AGREEMENTS. Federal funds sold are unsecured short-term investments entered into with other financial institutions. Securities purchased under resale agreements are short-term investments. FSCO's subsidiaries generally hold the securities as collateral during the term of the investment.

TRADING, AVAILABLE FOR SALE, AND HELD TO MATURITY SECURITIES (see Note 4).
On January 1, 1994, FSCO and its subsidiaries adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the classification of investment securities as either trading securities, securities available for sale, or securities held to maturity. Trading securities are carried at fair value with net unrealized gains or losses included in earnings during the period. Securities available for sale are carried at fair value with net unrealized gains or losses (net of taxes) excluded from income and reported as a separate component of stockholders' equity. Securities held to maturity are reported at amortized cost, based on management's positive intent and FSCO's and its subsidiaries' ability to hold such securities to maturity. Gains or losses are determined on the specific identification method. Upon adoption of SFAS No. 115, FSCO and its subsidiaries reclassified $1,417,217,000 of securities as available for sale to reflect FSCO's holding strategy under such statement. The adoption of SFAS No. 115 on January 1, 1994 resulted in an increase in the carrying value of securities of approximately $13,984,000, with corresponding increases in stockholders' equity and deferred income tax liabilities of approximately $8,887,000 and $5,097,000, respectively. As allowed for under Financial Accounting Series "Special Report - A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt Securities", FSCO elected to reclassify all investments from held to maturity to available for sale in December 1995.

LOANS HELD FOR SALE. Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

LOANS RECEIVABLE (see Note 5). Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balance adjusted for any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

MORTGAGE BANKING ACTIVITIES. FSCO originates mortgage loans for sale in the secondary market. Mortgage loans held for sale are carried at the lower of cost or estimated market value determined on a net aggregate basis. On July 1, 1995, FSCO adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that a portion of the cost of originating a mortgage loan sold or securitized be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. The adoption of SFAS No. 122 had no effect on net income. Mortgage servicing rights are capitalized and amortized in proportion to and over the period of estimated net servicing income from the related mortgage loans. FSCO's carrying values of mortgage servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing revenues. Impairment of mortgage servicing rights is recorded through a valuation allowance. For purposes of impairment evaluation and measurement, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. For FSCO, these risk characteristics include interest rate above and below 9%, term to maturity 15 and 30 year, and loan type. Mortgage servicing rights are included with intangible assets in the consolidated balance sheets.

LEASE FINANCING (see Note 5). Certain of FSCO's subsidiaries lease various types of equipment to customers under both leveraged and nonleveraged arrangements. For leveraged leases, a significant part of the cost of the equipment is financed by other institutional lenders who depend on the related lease and equipment as collateral for their loans, with no recourse to the subsidiaries. The investment in lease financing consists principally of rentals receivable and estimated residual values, less related unearned income. Unearned income is amortized into income so as to produce a constant periodic rate of return on the unrecovered investment. Investment tax credits on lease financing equipment are deferred and amortized to income over the investment recovery period.

RESERVE FOR LOAN LOSSES (see Note 5). The reserve for loan losses is established to absorb known and inherent losses primarily resulting from outstanding loans and leases, commitments to extend credit, standby letters of credit, and other guarantees. Reserves for loan losses on consumer, credit card, residential mortgage, leases, and other loans with similar homogeneous characteristics are established on the respective loan portfolio based on historical loss experience considering current and anticipated economic conditions. Reserves for loan losses on commercial, commercial real estate, construction loans, and loan commitments are evaluated on both a specific loan basis and historical loss experience considering the credit quality, collateral, financial strength of the borrower and current economic conditions. Losses are charged and recoveries are credited directly to the reserve. The provision for loan losses charged to expense is an amount which, in management's judgment, is sufficient to maintain the balance in the reserve at an adequate level. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in FSCO's markets, differ substantially from the assumptions used by management.

On January 1, 1995, FSCO adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". A loan is considered impaired under SFAS No. 114 when, based on current information, it is probable that the lender will not be able to collect all the principal and interest due under the contractual terms of the loan. SFAS Nos. 114 and 118 require that an impaired loan be valued based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market value or the fair value of the collateral if the loan is collateral dependent. Cash receipts on impaired loans not performing are generally applied to reduce principal balances. SFAS Nos. 114 and 118 are applied to all non-homogenous accruing and nonaccruing loans within the loan portfolio. The adoption of SFAS Nos. 114 and 118 did not have a material effect on the consolidated financial statements of FSCO.

PREMISES AND EQUIPMENT (see Note 6). Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization included in noninterest expenses are computed using accelerated and straight-line methods over the estimated useful lives of the related assets.

OTHER REAL ESTATE. Other real estate and other foreclosed assets are carried at the lower of cost or fair value less estimated selling costs.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS. Securities sold under agreements to repurchase are accounted for as financing transactions and are recorded at the amount at which the securities will be reacquired, including accrued interest. Collateralization limits, based on market values, generally range from 100% to 105%, depending on maturity.

DERIVATIVE FINANCIAL INSTRUMENTS. FSCO enters into a variety of derivative financial instruments as part of its interest rate risk management and in its trading activities. Derivatives used in trading activities such as financial futures and options contracts are marked to market. Any changes in the market value are recognized in income at the time the changes occur and are reported as noninterest income in the consolidated statements of income. Interest rate swaps, caps, and corridors are used in FSCO's interest rate risk management activities and are classified as hedges or matched transactions. Interest-rate swap agreements are designated with the principal balance and term of specific debt obligations or loan balances. These agreements involve the exchange of amounts based on a fixed or variable interest rate for amounts based on variable or fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest income or interest expense depending on the assets or liabilities designated (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding assets or liabilities and amortized as an adjustment to interest expense or income over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated asset or debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. For those classified as hedges, the derivative is marked to market with the gains and losses deferred and amortized as a yield adjustment over the life of the underlying assets or liabilities. Premiums paid are deferred and amortized over the life of the agreement on a straight-line basis.

FSCO purchases and sells interest-rate cap and corridor agreements that hedge specific customer transactions and limit its exposure to interest rates. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates the Company incurs on these transactions. Payments to be received/paid as a result of the specified interest rate index differing from the strike price are accrued in accrued income receivable/interest payable and are recognized as an offset to interest income/expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest income/expense ratably during the life of the agreement. Upon termination of an interest-rate cap agreement, to the extent it represents the value attributable to the market interest rate differing the strike rate of the cap/corridor, the gain/loss is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as an offset of interest income/expense. Additional gains or losses are recognized in earnings. Any notional amounts of agreements in excess of the balance of the customer transaction expected to be outstanding during their terms would be marked to market, with changes in market value recorded in other income (expense).

INCOME TAXES (see Note 9). FSCO utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

INTEREST AND FEES ON LOANS. Accrual of interest on a loan is discontinued when the borrower has defaulted for a period of 90 days or more in the payment of principal or interest, or both, unless the loan is well-secured and in the process of collection. Loan origination fees net of certain loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which became effective for FSCO beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since FSCO has decided to continue to apply APB 25 (as permitted by SFAS No. 123), the appropriate required disclosure of the effects of SFAS No. 123 are included in Note 13.

INTANGIBLE ASSETS. Included in intangible assets is the excess of cost over fair value of net assets acquired of companies acquired using the purchase method of accounting. Such excess is amortized on the straight-line basis over five to 15 years.

LONG-LIVED ASSETS. Impairment of long-lived assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of," which was adopted on January 1, 1996. There were no impairments as of December 31, 1996.

CONSOLIDATED STATEMENTS OF CASH FLOWS. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold and securities purchased under resale agreements with an original maturity of 90 days or less.

EARNINGS PER COMMON SHARE. Earnings per common share are based on the following weighted average number of shares outstanding as adjusted for the February 12, 1996 3-for-2 stock split described in Note 12 (in thousands):

                                1996      1995      1994
---------------------------------------------------------
Assuming no dilution          77,377    76,319    74,891
Assuming full dilution        77,570    76,527    75,126
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

RECLASSIFICATIONS. Certain reclassifications to 1995 and 1994 amounts have been made to conform to 1996 classifications.


NOTE 2: RESTRUCTURING CHARGE

In December 1995, FSCO completed an intensive review of its operations and businesses and announced the results of a corporatewide process redesign plan called Project VISION. The process redesign is expected to generate efficiencies and enhance profitability of business and administrative work processes of all operations of FSCO. As a result of this process redesign, FSCO recorded a $44.0 million pre-tax restructuring charge, $27.7 million after-tax in December 1995. Included in the restructuring charge were reduction in force costs of $20.5 million associated with the elimination of approximately 818 full-time equivalent employees from all levels throughout FSCO; costs of $11.5 million associated with owned and leased facilities that will be vacated, and furniture, equipment and leasehold improvements that will be abandoned or sold as a result of business and process changes under Project VISION (these costs include the future lease payments of leased facilities that will be vacated, estimated losses from the sale of owned facilities that will be vacated, and estimated losses from the sale or abandonment of furniture, equipment, and leasehold improvements that will no longer be utilized in the business operations of FSCO and related costs of charter consolidation); pension and postretirement curtailment losses of $1.2 million that result from the elimination of 1,577 full-time equivalent employees (including planned attrition) thus resulting in a reduction in active plan participants in FSCO's pension and postretirement benefit plans; and outside service fees and other costs related to the redesign effort of $10.8 million.

The following table presents a summary of activity with respect to the restructuring reserve (in thousands):


                                                                1996       1995
--------------------------------------------------------------------------------
Balance, January 1                                          $ 35,218   $   --
Provision charged against income                                  --     44,000
Cash outlays                                                 (24,023)    (3,824)
Noncash charges                                               (2,048)    (4,958)
--------------------------------------------------------------------------------
Balance at December 31                                      $  9,147   $ 35,218
================================================================================


NOTE 3: CASH AND DUE FROM BANKS

The Federal Reserve requires FSCO's national banking subsidiaries to maintain certain average reserve balances with the Federal Reserve or through approved correspondent banks. For the years ended December 31, 1996 and 1995, the required average reserve balances were approximately $57,936,000 and $101,320,000, respectively.


NOTE 4: TRADING, AVAILABLE FOR SALE, AND HELD TO MATURITY SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

AVAILABLE FOR SALE:                                         Gross        Gross    Estimated
                                            Amortized  Unrealized   Unrealized         Fair
As of December 31, 1996                          Cost       Gains       Losses        Value
----------------------------------------------------------------------------------------------
Debt Securities issued by U.S. Treasury
 and other U.S. Government
 agencies and corporations                 $  765,107     $ 3,435    $ (1,052)  $  767,490
Debt securities issued by states
 and political subdivisions                   238,164       2,951        (699)     240,416
Corporate debt securities                       8,022          53         (40)       8,035
Mortgage-backed securities                  2,028,507       7,858     (16,814)   2,019,551
Equity securities                             108,822       6,068        (106)     114,784
----------------------------------------------------------------------------------------------
Totals                                     $3,148,622     $20,365    $(18,711)  $3,150,276
==============================================================================================
As of December 31, 1995
----------------------------------------------------------------------------------------------
Debt Securities issued by U.S. Treasury
 and other U.S. Government
 agencies and corporations                 $  595,484     $ 6,132    $   (201)  $  601,415
Debt securities issued by states
 and political subdivisions                   193,143       4,090        (243)     196,990
Corporate debt securities                      10,240         127         (43)      10,324
Mortgage-backed securities                  1,741,224      13,414      (7,679)   1,746,959
Equity securities                              59,852       8,093         (76)      67,869
----------------------------------------------------------------------------------------------
Totals                                     $2,599,943     $31,856    $ (8,242)  $2,623,557
==============================================================================================

The fair value and amortized cost of securities transferred from held to maturity to available for sale in December 1995, as permitted by supplemental guidance issued in relation to SFAS No. 115 (see Note 1), were $251,630,000 and $247,378,000, respectively. The net unrealized gain related to the securities transferred was $4,252,000.

The amortized cost and estimated fair value of debt securities at December
31, 1996 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AVAILABLE FOR SALE:                                               Amortized        Estimated
                                                                       Cost       Fair Value
-----------------------------------------------------------------------------------------------
Due in one year or less                                          $  214,745       $  215,315
Due after one year through five years                               665,476          668,357
Due after five years through ten years                               89,593           90,370
Due after ten years                                                  41,479           41,899
-----------------------------------------------------------------------------------------------
Total                                                             1,011,293        1,015,941
Mortgage-backed securities                                        2,028,507        2,019,551
Equity securities                                                   108,822          114,784
-----------------------------------------------------------------------------------------------
Totals                                                           $3,148,622       $3,150,276
===============================================================================================

Proceeds, gross gains, and gross losses from sales of securities using the specific identification method were as follows (in thousands):


                                                              Available for Sale
                                                   --------------------------------------------
                                                       1996            1995             1994
-----------------------------------------------------------------------------------------------
Proceeds                                           $104,952        $267,001         $666,185
===============================================================================================
Gross gains                                        $  4,549        $  2,658         $    625
Gross losses                                             --          (3,464)          (1,955)
-----------------------------------------------------------------------------------------------
Net Gains (Losses)                                 $  4,549        $   (806)        $ (1,330)
===============================================================================================

The change in net unrealized holding loss on trading securities that has been included in earnings for the years ended December 31, 1996, 1995, and 1994 totaled $215,266, $366,672, and $175,238, respectively.

Interest earned on tax exempt securities was approximately $10,508,000, $9,350,000, and $9,466,000, respectively, for the years ended December 31, 1996, 1995, and 1994.

At December 31, 1996 and 1995, securities carried at $2,432,546,000 and $2,260,637,000, respectively, were pledged for various purposes. In addition, at December 31, 1996 and 1995, trading account securities totaling $66,555,000 and $380,420,000, respectively, were also pledged.

At December 31, 1996 and 1995, FSCO and its subsidiaries had available for sale securities sold under repurchase agreements totaling $1,994,972,000 and $1,658,981,000, respectively. The carrying value, approximate market value, related repurchase liability, and weighted average interest rate of the repurchase liabilities related to the securities sold under repurchase agreements (grouped by maturity of the repurchase agreement) are as follows (amounts in thousands):

                                                   1996                                    1995
                                   ------------------------------------    -----------------------------------
                                             Collateralized By                       Collateralized By
                                   ------------------------------------    -----------------------------------
                                    U.S. Treasury      U.S. Government     U.S. Treasury       U.S. Government
Maturity                              Obligations   Agency Obligations       Obligations    Agency Obligations
-----------------------------------------------------------------------------------------------------------------
OVERNIGHT:
Carrying amount                       $    44,871           $    2,012        $   99,940          $     16,794
Market value                               44,871                2,012            99,940                16,794
Repurchase liability                       44,147                2,007            97,058                16,713
Weighted average interest rate               6.77%                4.85%             5.87%                 5.93%
2 TO 30 DAYS:
Carrying amount                            66,377               27,223            39,158                    --
Market value                               66,377               27,223            39,158                    --
Repurchase liability                       63,793               27,326            39,113                    --
Weighted average interest rate               5.40%                5.36%             5.47%                   --
31 TO 90 DAYS:
Carrying amount                             1,016                6,486               603                    --
Market value                                1,016                6,486               603                    --
Repurchase liability                        1,007                6,469               600                    --
Weighted average interest rate               5.23%                5.33%             5.21%                   --
DEMAND:
Carrying amount                           185,911            1,661,031           452,766             1,049,720
Market value                              185,911            1,661,031           452,766             1,049,720
Repurchase liability                      179,703            1,671,781           455,636             1,056,286
Weighted average interest rate               6.14%                5.67%             5.83%                 5.31%
------------------------------------------------------------------------------------------  ----------------------

Securities sold under agreements to repurchase averaged approximately $1,627,935,000 and $1,505,213,000 during 1996 and 1995, and the maximum amounts outstanding at any month-end during 1996 and 1995 was $2,076,202,000 and $2,047,369,000, respectively. Approximately 25% of the securities sold under repurchase agreements were delivered to broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to FSCO substantially identical securities at the maturities of the agreements. The remaining securities sold are either held by FSCO or delivered into a third-party custodian's account designated by FSCO under a written custodial agreement that explicitly recognizes FSCO's interest in the securities.


NOTE 5: LOANS
Loans (net of unearned income) consisted of the following (in thousands):


As of December 31,                              1996         1995
--------------------------------------------------------------------
Commercial, financial, and agricultural      $2,152,614   $1,951,785
Real estate commercial                          904,135      943,046
Real estate residential                       1,600,611    1,651,672
Real estate construction                        540,562      470,173
Consumer                                      2,981,905    2,627,811
Leases                                          752,623      412,489
--------------------------------------------------------------------
Total                                         8,932,450    8,056,976
Reserve for loan losses                        (134,428)    (129,982)
--------------------------------------------------------------------
Totals                                       $8,798,022   $7,926,994
====================================================================

At December 31, 1996 and 1995, loans carried at approximately $643,653,000 and $523,429,000, respectively, were pledged for various purposes.

Included in loans were loans to directors, executive officers, and to their associates as follows (in thousands):

                                                1996         1995
--------------------------------------------------------------------
Balance, January 1                           $ 73,080     $ 54,638
Additions                                      55,512       53,889
Repayments                                     (3,624)     (35,447)
--------------------------------------------------------------------
Balance, December 31                         $124,968     $ 73,080
====================================================================

None of the above loans to directors, executive officers, and to their associates as of December 31, 1996 and 1995 were nonaccruing, were past due, or had been restructured.

CONCENTRATIONS OF CREDIT RISK. Most of FSCO's lending activity is with customers located in the western United States. An economic downturn in the western United States would likely have a negative impact on FSCO's results of operations depending on the severity of the downturn. FSCO maintains a diversified portfolio and does not have significant on- or off-balance sheet concentrations of credit risk in any one industry.

Lease financing consisted of the following (in thousands):

As of December 31,                              1996         1995
--------------------------------------------------------------------
Leveraged leases                             $ 197,207    $ 183,815
Nonleveraged leases                            554,882      225,493
Assets held for sale or lease                      534        3,181
--------------------------------------------------------------------
Totals                                       $ 752,623    $ 412,489
====================================================================

Changes in the reserve for loan losses were as follows (in thousands):

                                                            1996             1995        1994
-----------------------------------------------------------------------------------------------
Balance, January 1                                       $ 129,982        $ 133,855   $ 134,848
Provision charged to expense                                40,300           21,082         825
Reserves acquired through acquisitions (Note 15)                --               --       5,274
Loans charged off, net of recoveries of $26,769,
  $27,592, and $30,700, respectively                       (35,854)         (24,955)     (7,092)
-----------------------------------------------------------------------------------------------
Balance, December 31                                     $ 134,428        $ 129,982   $ 133,855
===============================================================================================

FSCO's investment in impaired loans at December 31, 1996 and 1995, as defined in SFAS Nos. 114 and 118, totaled $1,536,000 and $5,300,000, respectively. The SFAS No. 114 allowance related to impaired loans at December 31, 1996 and 1995 was $1,536,000 and $1,300,000, respectively. During the years ended December 31, 1996 and 1995, FSCO's average investment in impaired loans was $3,570,000 and $2,492,000, respectively. No income was recorded on loans considered impaired during 1996 or 1995.

At December 31, 1996 and 1995, total nonaccruing loans were $33,276,000 and $22,447,000, respectively. Gross interest income foregone on nonaccruing loans during 1996, 1995 and 1994 was $3,008,000; $2,366,000; and $1,994,000,
respectively. There were no troubled debt restructurings during 1996, 1995 and 1994.

In July 1995, FSCO securitized approximately $250,899,000 of auto loans and sold certificates to investors bearing interest rates of 6.25%. FSCO will continue to service the underlying auto loans for a fee through 2001.

MORTGAGE BANKING ACTIVITIES. At December 31, 1996 and 1995, FSCO's subsidiaries were servicing 123,524 and 111,954 mortgage loans, aggregating $10,664,568,000 and $9,584,279,000, respectively, of which $18,060,000 and
$71,632,000 were subserviced as of December 31, 1996 and 1995, respectively.
The amount of loan principal that was delinquent on serviced loans at December 31, 1996 and 1995 was approximately $321,946,000 and $217,350,000, respectively.
Related trust funds were on deposit with FSCO's subsidiary banks.

As discussed in Note 15, in April 1994 FSCO acquired CrossLand Mortgage Acquisition Corp. in a purchase business combination. The acquisition created mortgage servicing rights of $63,850,000. In June 1996 and March 1995, FSCO sold mortgage servicing rights with a book value of approximately $4,800,000 and $12,000,000, respectively, resulting in gains of approximately $2,500,000 and $7,500,000.

Following is a summary of capitalized mortgage servicing rights, net of accumulated amortization (in thousands):

                                 1996            1995          1994
---------------------------------------------------------------------
Balance, January 1             $ 52,604        $ 56,130      $   979
Originated                       42,678          17,832           --
Purchased                            --           1,818       65,306
Sold                             (4,800)        (13,860)      (1,287)
Amortization                    (11,896)         (9,316)      (8,868)
Valuation allowance                  --              --           --
---------------------------------------------------------------------
Balance, December 31           $ 78,586        $ 52,604      $56,130
=====================================================================

The mortgage servicing rights capitalized at December 31, 1996, represents the rights to service approximately $7.6 billion of mortgage loans. In addition, FSCO has approximately $3.1 billion of loans for which the mortgage servicing rights were not capitalized. No valuation allowance was required as of December 31, 1996 and 1995. The estimated fair value of capitalized servicing rights was $96,728,000 and $62,294,000 at December 31, 1996 and 1995,
respectively.

During the year ended December 31, 1996, FSCO issued 272 GNMA loan pools with security proceeds of $924,047,000. Additionally, FSCO was servicing 785 GNMA loan pools with an outstanding security balance of $1,365,000,000 at December 31, 1996. During the year ended December 31, 1996, FSCO originated 18,112 FHA/VA insured/guaranteed mortgage loans with loan proceeds of $1,613,596,000. Additionally, FSCO was servicing 23,476 FHA/VA insured/guaranteed mortgage loans with an unpaid principal balance of $1,797,681,000 at December 31, 1996.


NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

As of December 31,               1996                        1995
--------------------------------------------------------------------
Land                          $  32,307                    $  31,658
Buildings and improvements      157,142                      145,050
Equipment                       224,786                      205,240
Leasehold improvements           16,285                       16,480
Construction in progress         41,000                       25,013
--------------------------------------------------------------------
Totals                          471,520                      423,441
Accumulated depreciation
 and amortization              (238,023)                    (214,303)
--------------------------------------------------------------------
Net                           $ 233,497                    $ 209,138
====================================================================

The executive offices of FSCO are located in an owned facility in Salt Lake City, Utah. In addition, other office buildings are owned in Salt Lake City, Utah; Boise, Idaho; and Albuquerque, New Mexico.

At December 31, 1996, a total of 161 bank offices are in owned buildings, with the remaining 105 bank offices located in facilities leased under operating leases with terms ranging from 1 to 31 years and renewal options ranging from 1 to 30 years. Offices of the nonbank subsidiaries are almost all located in owned quarters.

At December 31, 1996, future minimum lease payments by year related to operating leases for premises and equipment were as follows (in thousands):

--------------------------------------------------------------------
1997                                                         $14,779
1998                                                          11,075
1999                                                           8,381
2000                                                           5,863
2001                                                           4,171
Thereafter                                                     3,467
--------------------------------------------------------------------
Total                                                        $47,736
====================================================================

   Total rent expense under all operating leases for 1996, 1995, and 1994 approximated $19,122,000, $17,118,000, and $15,254,000, respectively.


NOTE 7: DEPOSITS
Deposits consisted of the following (in thousands):

As of December 31,                              1996        1995
--------------------------------------------------------------------
Noninterest-bearing demand deposit accounts  $ 2,198,348 $ 1,884,931
Interest-bearing demand and savings            2,555,481   2,454,038
Money market accounts                          1,030,912   1,065,886
Time certificates of deposit less than
  $100,000                                     2,866,864   2,699,866
Time certificates of deposit of
  $100,000 or more                               787,658     668,921
--------------------------------------------------------------------
Totals                                       $ 9,439,263 $ 8,773,642
====================================================================


NOTE 8: LINE OF CREDIT

FSCO had a $200 million line of credit at December 31, 1996 which expires in 2000. The line is unsecured and bears interest generally at various calculated rates or at the prime rates of the lending institutions. There were no borrowings under the line of credit during 1996.


NOTE 9: INCOME TAXES
Accrued income taxes payable (receivable) consisted of the following (in thousands):

As of December 31,                              1996          1995
--------------------------------------------------------------------
Current                                      $  2,370    $ (4,112)
Deferred                                      185,268     135,622
--------------------------------------------------------------------
Totals                                       $187,638    $131,510
====================================================================

The income tax provisions consisted of the following components (in thousands):

                           1996            1995              1994
--------------------------------------------------------------------
CURRENT:
Federal                   $38,075         $47,056            $48,555
State                       3,741           5,454              5,478
--------------------------------------------------------------------
Subtotals                  41,816          52,510             54,033
--------------------------------------------------------------------
DEFERRED:
Federal                    49,048          14,454             23,280
State                       8,888           3,227              3,730
--------------------------------------------------------------------
Subtotals                  57,936          17,681             27,010
--------------------------------------------------------------------
Totals                    $99,752         $70,191            $81,043
====================================================================

The tax provisions were at effective rates as follows:

                             1996            1995               1994
---------------------------------------------------------------------
U.S. Federal income tax rate 35.0%           35.0%              35.0%
Change in rate resulting
  from:
Tax-exempt state and
  municipal bond income      (1.4)           (1.9)              (1.8)
Amortization of  intangibles  0.9             1.4                 --
State income taxes, net of
  U.S. Federal income tax
  benefit                     2.7             2.5                2.5
Miscellaneous items          (1.3)           (0.1)               0.9
---------------------------------------------------------------------
Effective Tax Rates          35.9%           36.9%              36.6%
=====================================================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):


As of December 31,                       1996                 1995
---------------------------------------------------------------------
ASSETS:
Loan loss reserve                        $ 49,962           $ 48,147
Other real estate                             466                972
Other reserves                              3,127              8,241
Deferred income                             1,639                637
Nonaccrual interest                           242                423
Other postretirement benefits               1,438                914
Safe harbor leases                            155                320
Deferred compensation                       1,063                377
Other                                       3,627              6,551
---------------------------------------------------------------------
Total Deferred Tax Assets                  61,719             66,582
---------------------------------------------------------------------
LIABILITIES:
Leasing operations                        207,562            167,813
Depreciation                                4,881              5,653
Core deposit intangibles                     (676)             2,433
Pension plan contributions                  1,103                640
Originated mortgage servicing rights       19,530              6,266
FHLB stock dividends                        5,538              4,188
Deferred loan fees                          6,265              4,654
Fair value adjustments on securities
  available for sale                          777              9,067
Other                                       2,007              1,490
---------------------------------------------------------------------
Total Deferred Tax Liabilities            246,987            202,204
---------------------------------------------------------------------
Net Deferred Tax Liability               $185,268           $135,622
=====================================================================


NOTE 10: LONG-TERM DEBT

The details of long-term debt, including related short-term maturities, were as follows (in thousands):

As of December 31,                       1996                 1995
--------------------------------------------------------------------
PARENT COMPANY:
Medium-term notes due 1997-2003         $  32,750           $ 50,000
Floating rate notes due 1999                6,984              7,175
7.875% senior notes due 1999               98,962             99,462
7.50% subordinated notes due 2002          75,000             75,000
7.00% subordinated notes due 2005         125,000            125,000
6.875% senior notes due 2006              150,000                 --
8.41% subordinated capital income
  securities due 2026                     150,000                 --

SUBSIDIARIES:
Bank                                      583,476            583,623
Nonbank                                     1,039                689
--------------------------------------------------------------------
Totals                                  1,223,211            940,949
Less current maturities included
  in other short-term borrowings          279,156            220,428
--------------------------------------------------------------------
Long-Term Portion                       $ 944,055           $720,521
====================================================================

MEDIUM TERM NOTES DUE 1997-2003. Senior medium term notes are unsecured and bear interest at fixed rates ranging from 6.08% to 9.07% with a weighted average coupon of 7.28%. The notes mature from 1997 to 2003 with interest payable semi-annually at the stated rate on February 19 and August 19 of each year. Terms of the notes restrict, among other things, the ability of FSCO to reduce its ownership in any of its major constituent banks.

FLOATING RATE NOTES DUE 1999. The interest rate of these notes is the higher of 1.25% above the defined U.S. Treasury Bill rate or a rate as determined by FSCO. Interest rates during the three years ended December 31, 1996 have ranged from 4.3% to 7.15% and at December 31, 1996 was 6.68%. The notes are redeemable at the option of the holder at par on any March l or September l and are subject to redemption at any time by FSCO at par.

7.875% SENIOR NOTES DUE 1999. During 1995, FSCO filed a $300 million debt shelf registration statement and issued $100 million of senior notes under the shelf registration statement with interest and principal payable semi-annually on April 15 and October 15 through 1999. The notes are unsecured and bear interest at a fixed rate of 7.875%.

7.50% SUBORDINATED NOTES DUE 2002. Subordinated notes of $75 million are unsecured, with interest payable semi-annually at the stated rate on February 15
and August 15 of each year.   The notes are payable at maturity in September
2002 and are not subject to prepayment.

7.00% SUBORDINATED NOTES DUE 2005. Subordinated notes of $125 million are unsecured, with interest payable semi-annually at the stated rate on January 15
and July 15 of each year.   The notes are payable at maturity in July 2005 and
are not subject to prepayment.

6.875% SENIOR NOTES DUE 2006. During 1996, FSCO filed a $600 million debt shelf registration statement and issued $150 million of senior notes under the shelf registration statement with interest and principal payable semi-annually on May 15 and November 15 through 2006. The notes are unsecured and bear interest at a fixed rate of 6.875%.

8.41% SUBORDINATED CAPITAL INCOME SECURITIES. In December 1996, First Security Capital I (the business trust), a wholly owned subsidiary of FSCO, issued $150 million of subordinated capital income securities (capital securities) which represent preferred undivided beneficial ownership interest in the assets of the business trust. The business trust's sole assets are junior subordinated debentures which have a distribution rate and distribution payment dates which correspond to the interest rate and interest payment date of the capital securities and which are guaranteed by FSCO and due in 2026.

SUBSIDIARIES. Long-term debt of the subsidiaries consisted of approximately $430,641,000 of advances from the Federal Home Loan Bank which are collateralized primarily by mortgage loans, bear interest at rates generally ranging from 4.75% to 8.17%, and are payable principally through September 2015; $146,000,000 of bank notes with interest rates of 7.18% to 7.87%, which are payable principally through November 1997; and $6,835,000 of miscellaneous notes payable at various rates and maturities.

Scheduled maturities of long-term debt by year were as follows as of December 31, 1996 (in thousands):

                                    Parent
                                   Company             Consolidated
-------------------------------------------------------------------
1997                            $  154,640             $    279,156
1998                                 4,000                  157,094
1999                               110,946                  162,136
2000                                    --                   94,142
2001                                 8,750                    9,662
Thereafter                         365,000                  521,021
-------------------------------------------------------------------
Totals                          $  643,336             $  1,223,211
===================================================================


NOTE 11: COMMITMENTS, CONTINGENT LIABILITIES, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 1996 and 1995, FSCO and its subsidiaries were involved in various claims and litigation occurring in the ordinary course of business. In the opinion of management or of management and its legal counsel, potential liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of FSCO and its subsidiaries.

FSCO and its subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, commitments to sell loans and leases, interest rate swaps, caps, corridors, futures contracts, and options contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

LOAN COMMITMENTS AND LETTERS OF CREDIT. At December 31, 1996 and 1995, such commitments include the following (in thousands):

                                                1996        1995
--------------------------------------------------------------------
Standby letters of credit                    $  252,697  $  215,481
Undisbursed construction loans                  339,085     293,002
Credit card lines                               750,803     790,585
Other loan commitments to customers           2,681,797   2,050,076
Commitments to sell mortgage loans and leases   305,389     265,200
--------------------------------------------------------------------

FSCO and its subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. FSCO and its subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Market risk arises from changes in interest rates.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

DERIVATIVE TRADING ACTIVITIES. FSCO uses financial futures and option contracts in its proprietary trading activities which includes trading for profit. The overall trading strategies of FSCO not only include futures and options but also include cash market securities. FSCO's futures and options had net gains (losses) of $3,018,000, $(3,032,000), and $6,481,000, for the years ended December 31, 1996, 1995, and 1994, respectively. For the years ended December 31, 1996, 1995, and 1994, total income including gains and interest from FSCO's overall trading activities was $12,369,000, $35,486,000, and $31,559,000, respectively. All trading activities including futures and options contracts are subject to FSCO's policies and loss limit controls. Market risk arises from changes in interest rates. Credit risk arises from the potential inability of a counterparty to meet the interest payment obligations on its transactions.

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

Financial futures contracts and option contracts as of December 31, 1996 and 1995 were as follows (in thousands):

                                      Contract                     Average                      Assessed Dollar
                                        Amount     Fair Value   Fair Value               Net      Value of Risk
                                       At Year        At Year      for the             Gains    At Year End (3)
December 31, 1996                      End (1)        End (2)     Year (2)          (Losses)        (Unaudited)
---------------------------------------------------------------------------------------------------------------
ASSETS (LONG POSITION):
Financial futures contracts         $7,901,000        $ (37)        $  6             $ 2,293         $66
Options contracts                           --           --            3                 (29)         --
Foreign exchange options                                                                              --
     contracts (purchased put)              --           --           --                  38          --
---------------------------------------------------------------------------------------------------------------
Total Assets                        $7,901,000        $ (37)        $  9             $ 2,302         $66
===============================================================================================================
LIABILITIES (SHORT POSITION):
Financial futures contracts         $1,204,000        $  56         $ --             $   124         $14
Options contracts (written call)       989,000          177          243                 592           9
---------------------------------------------------------------------------------------------------------------
Total Liabilities                   $2,193,000        $ 233         $243             $   716         $23
===============================================================================================================

December 31, 1995
---------------------------------------------------------------------------------------------------------------
ASSETS (LONG POSITION):
Financial futures contracts         $6,234,000        $ 215         $ 12             $ 4,424         $60
Foreign exchange options
  contracts (purchased put)              1,222           30          102                (869)         --
---------------------------------------------------------------------------------------------------------------
Total Assets                        $6,235,222        $ 245         $114             $ 3,555         $60
===============================================================================================================
LIABILITIES (SHORT POSITION):
Financial futures contracts         $3,602,160        $ (66)        $(22)            $(8,001)        $62
Options contracts (written call)       825,000         (256)         179               1,416           9
---------------------------------------------------------------------------------------------------------------
Total Liabilities                   $4,427,160        $(322)        $157             $(6,585)        $71
===============================================================================================================

(1) Contract (notional) amounts of futures and options contracts do not represent amounts exchanged by the parties and, thus, are not a measure of FSCO's exposure through its use of futures and options contracts. The amounts exchanged are determined by reference to the notional amounts and the other terms of the futures and options contracts.

(2) The fair value of futures and options contracts generally reflects the estimated amounts that FSCO would receive (or pay) to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts.

(3) The assessed dollar value at risk at year end represents the estimated amount of change in fair value of futures and options contracts with a change in interest rates of one basis point. An increase in interest rates generally results in a loss in the long position and a gain in the short position. A decrease in interest rates generally results in a gain in the long position and a loss in the short position.

INTEREST RATE RISK MANAGEMENT ACTIVITIES. FSCO uses off-balance-sheet derivative instruments to manage volatility of net interest income. Net interest income is generated from FSCO's investment of interest and noninterest bearing funding into loans, securities, and other assets. Interest rate swaps, caps, and corridors serve as tools in the management of interest rate risk.

FSCO's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of interest rate risk, liquidity, and capital adequacy for FSCO and its subsidiaries. The objective of the ALCO process is to ensure that FSCO's balance sheet structure maintains prudent levels of risk, within the context of currently known and forecasted economic conditions, and to establish strategies which provide FSCO with appropriate compensation for the assumption of those risks. Formal policies and procedures govern the ALCO process. This process, structured by FSCO's senior management and approved by its board of directors, guides FSCO and each subsidiary bank continuously through changing economic and market events. Utilizing on- and off-balance sheet products, FSCO's market, liquidity, and interest rate risks are limited to prudent levels while earnings opportunities are maximized. Off-balance-sheet derivatives also carry credit exposure to counterparties. The notional amount in a particular contract is not at-risk from a credit standpoint, rather it is simply the negotiated amount upon which interest payments are based. Credit risk arises from the potential inability of a counterparty to meet the interest payment obligations on its transactions. FSCO settles in cash with its counterparties on a quarterly or semi-annual basis on dates specified in each contract.

The off-balance-sheet derivative instruments in place on December 31, 1996 and 1995 fall into three categories:

Receive Fixed Interest Rate Swaps are entered into to convert the repricing of floating rate assets to less volatile fixed rates. These structures allow FSCO to add a dual stream of cash flows in which the interest income received is at a fixed rate and the associated expense varies with the level of short-term interest rates. The floating side of the transaction is tied to the level of three-month LIBOR at the beginning or end of each settlement period.

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

The following table summarizes the terms and unrealized gains and losses of derivative products by category as of December 31, 1996. The fixed rate or fixed spread to a floating index has been specified for each group within the category, where applicable. Where three-or six-month LIBOR is used as the index for one side of the swap, they may be expected to rise and fall as other short-term market rates rise and fall in response to economic and monetary conditions. The floating rate in effect on each contract depends on the level of LIBOR on the contract's last reset date. At December 31, 1996 and 1995, three-month LIBOR was 5.56% and 5.63%, the six-month LIBOR was 5.60% and 5.50%, and the prime rate was 8.25% and 8.50%, respectively.

Derivatives used for interest rate management activities as of December 31, 1996 and 1995 were as follows (in millions):

                                                              Maturities as of
                                                              December 31, 1996                    Estimated              Estimated
                                                         --------------------------            Fair Value At          Fair Value At
Type and Notional Amount                                 1997                  1998        December 31, 1996       December 31,1995
------------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps (Pay 3-month LIBOR):
$300.0 (fixed 4.86%) (expired during 1996)                                                     $              --      $        (0.4)
$300.0 (fixed 4.83%)                                   January                                              (0.6)              (2.4)
$200.0 (fixed 6.24%)                                                         May/June                        1.4                 --
Receive Fixed Swaps (Pay 6-month LIBOR):
$50.0 (fixed 6.28%)                                                            May                           0.3                 --
Interest Rate Corridors (LIBOR/LIBOR):
$300.0 (expired during 1996)                                                                                  --                1.3
(Unamortized premium paid)                                                                                    --               (1.6)
Pay Prime Swaps (Receive 3-month LIBOR):
$110.0 (prime less 2.57%) (expired during 1996)                                                               --               (0.1)
Customer Transaction Hedges:
$67.8 (1996); $97.4 (1995)                             Various maturities through 2004                      (1.0)              (2.9)
------------------------------------------------------------------------------------------------------------------------------------
Total Positions ($617.8 and $1,207.4
  in 1996 and 1995, respectively)                                                              $             0.1      $        (6.1)
====================================================================================================================================


NOTE 12: STOCKHOLDERS' EQUITY

In January 1996, FSCO's board of directors approved a 3-for-2 stock split in the form of a dividend to stockholders of record on February 12, 1996. The effects of the stock split have been retroactively reflected in all common shares and per share amounts in the financial statements and notes as if the stock split had occurred prior to 1994.

A summary of the changes in shares during the three years ended December 31, 1996 follows (in thousands):


                                                                                                                Preferred Stock-
                                                                                                                      Series "A"
                                                                                   Common Stock -               $3.15 Cumulative
                                                                                   Par Value $1.25                   Convertible
                                                                           --------------------------------
                                                                            Issued         Held In Treasury               No Par
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                                                     73,180               525                         13
------------------------------------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
and stock purchase plan                                                         116                --                         --
Purchase of treasury stock                                                       --             1,024                         --
Conversion of preferred stock to common                                          25                --                         (1)
Common stock issued for acquisitions (Note 15)                                1,263              (720)                        --
Sale of stock to employee benefit plans                                         352              (286)                        --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                                   74,936               543                         12

------------------------------------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
and stock purchase plan                                                         141                --                         --
Purchase of treasury stock                                                       --               253                         --
Conversion of preferred stock to common                                          20                --                         (1)
Common stock issued for acquisitions (Note 15)                                  202                --                         --
Sale of stock to employee benefit plans                                         198               (99)                        --
Sale of stock to employee stock purchase plan                                   243               (90)                        --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                   75,740               607                         11
------------------------------------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
and stock purchase plan                                                         121                --                         --
Purchase of treasury stock                                                       --                82                         --
Conversion of preferred stock to common                                          10                --                         (1)
Sale of stock to employee benefit plans                                         399              (125)                        --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                                   76,270               564                         10
====================================================================================================================================
Shares Authorized, December 31, 1996                                        300,000                --                         18
====================================================================================================================================
Shares Authorized, December 31, 1995 and 1994                               150,000                --                         18
====================================================================================================================================

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

A dividend reinvestment and common stock purchase plan for 2,500,000 shares was established in 1978 to provide common shareholders a means of investing cash dividends together with optional cash payments. Through December 31, 1996, a total of 1,353,0000 shares were issued pursuant to the plan.

Conversion of all preferred stock outstanding at December 31, 1996 would require 187,000 shares of common stock.

During 1989, FSCO's board of directors approved issuance of a stockholder right to all common stockholders which entitles each stockholder to buy one one-thousandth of a share of a new class of preferred stock at an exercise price of $29.63 in the event a group acquires or announces a tender offer which would result in ownership of 15% or more of FSCO's common stock by such group.


NOTE 13: EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN. FSCO and its subsidiaries have a retirement plan (the Plan) which covers generally all employees with one year or more of service of at least 1,000 hours who are at least 21 years of age. The retirement benefits are based on years of service and the average of the employee's highest three consecutive years of base salary with 100% vesting at 5 years of service.
FSCO's policy is to fund the actuarially computed retirement cost accrued. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995 (in thousands):

                                                                                                    1996                 1995
------------------------------------------------------------------------------------------------------------------------------------
Actuarially computed present value of benefit obligations
  (accumulated benefit obligation, including vested benefits of
  $81,479 and $73,279 at December 31, 1996 and 1995, respectively)                            $   83,768            $   76,315
====================================================================================================================================
Plan assets at fair value, primarily common stocks and U.S.
  Government debt securities                                                                  $   99,802            $   88,943
Actuarially computed present value of benefit obligations
  (projected benefit obligation for service rendered to date)                                   (105,263)             (100,406)
Unrecognized prior service cost                                                                    8,648                 9,794
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions                                               2,277                7,638
Unrecognized net assets at January 1, 1986 being recognized over 15 years                         (2,282)              (2,756)
------------------------------------------------------------------------------------------------------------------------------------
Prepaid Pension Cost Included In Other Assets                                                 $    3,182            $   3,213
====================================================================================================================================

Assumptions used in determining the projected benefit obligations as of December 31, 1996 and 1995 were:

                                                                                                    1996                 1995
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                                       7.75%                7.25%
Rate of increase in compensation levels                                                             4.50                 6.00
------------------------------------------------------------------------------------------------------------------------------------

The net pension expense included the following components (in thousands):

                                                                              1996                  1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
Service cost for benefits earned during the period                      $    6,433            $    5,004            $   4,757
Interest cost on projected benefit obligation                                8,033                 7,352                6,814
Actual loss (return) on plan assets                                        (11,130)              (18,995)               1,585
Net amortization and deferral                                                3,195                13,111               (6,869)
------------------------------------------------------------------------------------------------------------------------------------
Net Pension Expense                                                     $    6,531            $    6,472            $   6,287
====================================================================================================================================

Assumptions used in determining the net pension expense were:

                                                                              1996                  1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                 7.25%                 8.75%                7.50%
Rate of increase in compensation levels                                       4.50                  6.00                 6.00
Expected long-term rate of return on assets                                   9.75                  9.75                 9.75
------------------------------------------------------------------------------------------------------------------------------------

401(K) SAVINGS PLANS. FSCO and its subsidiaries have several section 401(k) contributory savings plans (the Savings Plans) in which participation is limited to employees age 21 or older with one year of service. Under provisions of the Savings Plans, participants may contribute up to 17% of their pre-tax base salary subject to the "excess contribution" limitations imposed by the tax law. An additional amount, equal to 50% of the first 6% of the participants' compensation contributed, is contributed by the employer. Employer contributions to the Savings Plans were approximately $3,705,000, $3,555,000, and $3,116,000 in 1996, 1995, and 1994, respectively.

STOCK-BASED COMPENSATION PLANS. At December 31, 1996, FSCO has three stock-based compensation plans, which are described below. FSCO applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for FSCO's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, FSCO's net income and earnings per common share would have changed to the pro forma amounts indicated below:

                                               Years Ended
                                               December 31,
As of December 31,                          1996         1995
----------------------------------------------------------------
Net Income:
As reported                             $177,843     $120,005
Pro forma                                177,191      119,924
----------------------------------------------------------------
Earnings per common
  share assuming no dilution:
As reported                             $   2.30     $   1.57
Pro forma                                   2.29         1.57
Fully diluted earnings per common
  share assuming full dilution:
As reported                                 2.29         1.57
Pro forma                                   2.28         1.57
----------------------------------------------------------------

COMPREHENSIVE MANAGEMENT INCENTIVE PLAN. FSCO and its subsidiaries adopted a comprehensive management incentive plan (the Management Plan) which amends, supersedes, and incorporates FSCO's previous restricted stock bonus plan and its nonstatutory stock option and stock appreciation rights plan. The Management Plan provides for the issuance of up to a total of 9,656,250 shares of FSCO's common stock for all incentive awards under the Management Plan which may consist of restricted awards of common stock, nonstatutory stock options, stock appreciation rights, and incentive stock options. However, only 1,181,250 shares of FSCO's common stock may be issued for restricted awards and performance awards as defined by the Management Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.72% and 3.24%, expected volatility of 38% and 35%, risk-free interest rates of 6.27% and 6.18%, and expected lives of 10 years.

Nonstatutory stock options outstanding generally become exercisable in 25% annual increments on each January 15, beginning with the first January 15 following the grant date, and expire after 10 years. Certain nonstatutory stock options issued to management are exercisable at six months following the grant date and expire after 10 years. A summary of these options follows:

                                            1996                             1995                            1994
                               -------------------------------     ------------------------------     ------------------------------
                                            Weighted Average                    Weighted Average                       Price Range
                                Shares        Exercise Price       Shares         Exercise Price       Shares            Per Share
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
  of year                    3,707,694                $11.86    3,926,611                 $11.75    3,816,510      $5.93 - $ 17.17
Granted                        465,644                 26.97       15,000                  18.67      541,524        16.50 - 20.33
Exercised                     (407,257)                 9.53     (183,514)                 19.48     (348,820)       16.33 - 21.33
Forfeited                       (6,254)                19.92      (50,403)                 16.14      (82,603)       11.75 - 17.17
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end
  of year                    3,759,827                $13.97    3,707,694                 $11.86    3,926,611      $5.93 - $ 20.33
====================================================================================================================================
Options exercisable
  at year end                2,661,332                          2,520,415                           2,358,154                   --
====================================================================================================================================
Weighted average fair
  value of options
  granted during year           $10.04                              $6.96                                  --                   --
====================================================================================================================================

The following table summarizes information about the Comprehensive Management Incentive Plan fixed stock options outstanding at December 31, 1996:

                   Options Outstanding                                        Options Exercisable
----------------------------------------------------------------------   -----------------------------
                                       Weighted Average     Weighted                       Weighted
                                              Remaining      Average                        Average
             Range of         Number   Contractual Life     Exercise            Number     Exercise
      Exercise Prices    Outstanding          (in years)       Price       Exercisable        Price
------------------------------------------------------------------------------------------------------
      $ 5.93 -  7.41         833,951                2.5      $  6.88           833,951     $   6.84
        8.89 - 11.75       1,080,306                3.4         9.73         1,080,307        10.36
       16.42 - 20.33       1,381,973                7.0        16.67           731,651        16.67
       23.75 - 27.00         463,597                9.3        26.97            15,424        27.00
------------------------------------------------------------------------------------------------------
      $ 5.93 - 27.00       3,759,827                6.5      $ 13.97         2,661,333     $  13.06
======================================================================================================

NONEMPLOYEE DIRECTOR STOCK OPTION PLAN. In 1995, FSCO adopted an incentive plan for the board of directors, which allows up to 750,000 options to be granted to the directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.24% for all past years; expected volatility of 35%; risk-free interest rates of 7.06%, and expected lives of 10 years. A summary of these options follows:

                                                   1996                               1995
                                        ---------------------------       ----------------------------
                                                  Weighted Average                   Weighted Average
                                        Shares      Exercise Price        Shares       Exercise Price
------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        81,000              $15.92            --                   --
Granted                                     --                  --        81,000               $15.92
Exercised                               (7,500)              15.92            --                   --
------------------------------------------------------------------------------------------------------
Outstanding at end of year              73,500              $15.92        81,000               $15.92
------------------------------------------------------------------------------------------------------
Options exercisable at year end         19,500                  --            --                   --
------------------------------------------------------------------------------------------------------
Weighted average fair value
  of options granted during year            --                  --            --               $ 6.25
======================================================================================================

The following table summarizes information about the nonemployee director fixed-stock options outstanding at December 31, 1996:

           Options Outstanding            Options Exercisable
------------------------------------------------------------------------------------------------------
                                                           Weighted                       Weighted
                                      Weighted Average      Average                        Average
            Range of        Number           Remaining     Exercise            Number     Exercise
     Exercise Prices   Outstanding    Contractual Life        Price       Exercisable        Price
------------------------------------------------------------------------------------------------------
            $  15.92        73,500           8.5 years     $  15.92            19,500     $  15.92
======================================================================================================

EMPLOYEE STOCK PURCHASE PLAN. During 1994, FSCO and its subsidiaries adopted an employee stock purchase plan which allows eligible employees to purchase FSCO's common stock at fair market value through payroll deductions without incurring brokers' fees or commissions. Under this plan, 243,000 shares of common stock were issued to employees in 1995, and no shares of stock were issued to employees in 1996 or 1994.

POSTRETIREMENT BENEFITS. FSCO provides certain health care, dental, and life benefits for substantially all of its retired employees. Effective January 1, 1993, FSCO adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires FSCO to accrue the estimated cost of retiree benefit payments during the years the employee provides services. FSCO previously expensed the cost of these benefits as claims were incurred.

SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. FSCO has elected to recognize this obligation of approximately $5,600,000 over a period of twenty years. FSCO's cash flows are not affected by SFAS No. 106.

The plan's accumulated postretirement benefit obligation and reconciliation to the balance sheets at December 31, 1996 and 1995 are presented below (in thousands):

                                                              1996       1995
--------------------------------------------------------------------------------
Retirees                                                   $ 3,634    $ 5,309
Fully eligible plan participants                               408        602
Other active plan participants                               1,928      2,909
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                5,970      8,820
Unrecognized net transition obligation                      (4,580)    (4,840)
Unrecognized net loss                                        2,067     (1,536)
--------------------------------------------------------------------------------
Accrued Postretirement Benefit Liability                   $ 3,457    $ 2,444
================================================================================

FSCO has not funded any part of the accumulated postretirement benefit obligation.

Net postretirement benefit cost for 1996, 1995, and 1994 consisted of the following components (in thousands):

                                                     1996     1995       1994
--------------------------------------------------------------------------------
Service cost (benefits earned during the year)     $  355  $   273    $   250
Interest cost on accumulated postretirement
  benefit obligation                                  655      625        560
Amortization of transition obligation                 293      260        350
--------------------------------------------------------------------------------
Totals                                             $1,303  $ 1,158    $ 1,160
================================================================================

The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan for 1996 is 10%; the rate is assumed to decrease each successive year until it reaches 5.5% in 2005, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $0.6 million and net postretirement benefit cost by $0.1 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.25% at December 31, 1996 and 1995, respectively.

POSTEMPLOYMENT BENEFITS. As discussed in Note 2, during 1995 FSCO announced a restructuring and accrued $1,213,000 relating to severance benefits.


NOTE 14: RESTRICTIONS ON THE TRANSFER OF FUNDS

National and state banking and insurance regulations impose restrictions on the ability of FSCO's banking and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. At December 31, 1996 and 1995, FSCO's equity in all of its subsidiaries was $1,206,037,000 and $1,071,320,000, respectively, of which $884,680,000 and $831,161,000 were restricted and $321,357,000 and
$240,159,000 were unrestricted by such regulations.


NOTE 15: MERGERS AND ACQUISITIONS

On February 3, 1997, CrossLand Mortgage, a subsidiary of FSCO, announced a letter of intent to acquire the wholesale loan production branch operations of Harbourton Mortgage Co., L.P., a subsidiary of Harbourton Financial Services, L.L.P. (NYSE: HBT). The agreement provides for the acquisition of 15 offices in 11 states, for approximately $4,000,000 plus up to $3,250,000 of earn-out payments based upon actual 1997 operating results.

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

During 1994, FSCO acquired two branches of Equality State Bank (Evanston and Lyman, Wyoming), CrossLand Mortgage Acquisition Corp. (Salt Lake City, Utah), American BanCorporation (Boise, Idaho), and Star Valley State Bank (Afton, Wyoming) with total assets and liabilities of approximately $508,861,000 and $356,691,000, respectively, for approximately $152,170,000 of which approximately $137,291,000 was paid in cash and approximately $14,880,000 was paid through the issuance of 719,993 shares of FSCO's common stock held in treasury. The acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired institutions have been included in the 1994 consolidated financial statements from the dates of acquisition. The acquisitions created intangible assets for FSCO of approximately $63,850,000 in mortgage servicing rights and approximately $105,873,000 in goodwill (principally from the CrossLand Mortgage acquisition, see Note 5). Pro forma results of operations for 1995 and 1994 as if the companies had combined at the beginning of the periods are not presented because the effect was not material.


NOTE 16: RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The impact of SFAS No. 125 on FSCO and its subsidiaries is not expected to be material in relation to the consolidated financial statements.

In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 127 defers for one year the effective date of certain provisions of SFAS No. 125 to allow affected enterprises to modify information systems and accounting processes to comply with SFAS No. 125. The delay applies to the provisions that deal with secured borrowings and collateral, as well as to transfers of financial assets for repurchase agreements, dollar rolls, and securities lending.


NOTE 17: CAPITAL REQUIREMENTS

FSCO is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on FSCO's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FSCO must meet specific capital guidelines that involve quantitative measures of FSCO's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. FSCO's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require FSCO to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to end of period assets (as defined). Management believes, as of December 31, 1996, that FSCO meets all capital adequacy requirements to which it is subject.

As of December 31, 1996 and 1995, the most recent notification from the Office of the Comptroller of the Currency categorized FSCO's most significant banking subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action (see table below). To be categorized as "well capitalized", FSCO must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

FSCO's actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk.


                                                                                                                Minimum To Be
                                                                                                           "Well Capitalized"
                                                                                Minimum for Capital   Under Prompt Corrective
                                                                   Actual        Adequacy Purposes          Action Provisions
                                                           -------------------  -------------------   -------------------------
As of December 31, 1996                                       Amount    Ratio     Amount     Ratio       Amount        Ratio
-------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL (TIER 1 + TIER 2) TO RISK WEIGHTED ASSETS:
Consolidated                                                $1,522,713  14.50%    $840,249     8.0%      $1,050,311     10.0%
FS Bank                                                        958,361  10.93      701,462     8.0          876,828     10.0
FSB New Mexico                                                 125,075  14.79       67,652     8.0           84,565     10.0
FSB Oregon                                                      47,695  12.94       29,477     8.0           36,846     10.0
FSB Nevada                                                      35,641  12.25       23,283     8.0           29,104     10.0
FSB Wyoming                                                     20,195  14.16       11,410     8.0           14,262     10.0

TIER 1 CAPITAL TO RISK WEIGHTED ASSETS:
Consolidated                                                 1,191,385  11.34      420,125     4.0          630,187      6.0
FS Bank                                                        822,713   9.38      350,731     4.0          526,097      6.0
FSB New Mexico                                                 114,406  13.53       33,826     4.0           50,739      6.0
FSB Oregon                                                      43,082  11.69       14,739     4.0           22,108      6.0
FSB Nevada                                                      31,978  10.99       11,641     4.0           17,462      6.0
FSB Wyoming                                                     18,400  12.90        5,705     4.0            8,557      6.0

TIER 1 CAPITAL TO END OF PERIOD ASSETS (LEVERAGE RATIO):
Consolidated                                                 1,191,385   8.16      584,012     4.0          730,015      5.0
FS Bank                                                        822,713   7.01      469,451     4.0          586,814      5.0
FSB New Mexico                                                 114,406   6.55       69,866     4.0           87,333      5.0
FSB Oregon                                                      43,082   9.32       18,490     4.0           23,113      5.0
FSB Nevada                                                      31,978   6.85       18,673     4.0           23,342      5.0
FSB Wyoming                                                     18,400   8.58        8,578     4.0           10,723      5.0
===============================================================================================================================
As of December 31, 1995
-------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL (TIER 1 + TIER 2) TO RISK WEIGHTED ASSETS:
Consolidated                                                $1,231,102  13.86%    $710,774     8.0%      $  888,468     10.0%
FSB Utah, N.A.                                                 506,201  12.21      331,727     8.0          414,659     10.0
FSB Idaho, N.A.                                                335,025  11.07      242,192     8.0          302,741     10.0
FSB New Mexico                                                 115,573  13.92       66,429     8.0           83,037     10.0
FSB Oregon                                                      39,840  11.36       28,049     8.0           35,062     10.0
FSB Nevada                                                      31,802  11.65       21,839     8.0           27,298     10.0
FSB Wyoming                                                     16,829  12.13       11,101     8.0           13,876     10.0

TIER 1 CAPITAL TO RISK WEIGHTED ASSETS:
Consolidated                                                   919,810  10.35      355,387     4.0          533,081      6.0
FSB Utah, N.A.                                                 439,291  10.59      165,863     4.0          248,795      6.0
FSB Idaho, N.A.                                                274,549   9.07      121,096     4.0          181,644      6.0
FSB New Mexico                                                 105,093  12.66       33,215     4.0           49,822      6.0
FSB Oregon                                                      35,451  10.11       14,025     4.0           21,037      6.0
FSB Nevada                                                      28,378  10.40       10,919     4.0           16,379      6.0
FSB Wyoming                                                     15,082  10.87        5,550     4.0            8,325      6.0

TIER 1 CAPITAL TO END OF PERIOD ASSETS (LEVERAGE RATIO):
Consolidated                                                   919,810   7.12      516,747     4.0          645,934      5.0
FSB Utah, N.A.                                                 439,291   7.06      248,890     4.0          311,113      5.0
FSB Idaho, N.A.                                                274,549   6.91      158,929     4.0          198,661      5.0
FSB New Mexico                                                 105,093   5.93       70,889     4.0           88,611      5.0
FSB Oregon                                                      35,451   8.60       16,489     4.0           20,611      5.0
FSB Nevada                                                      28,378   7.88       14,405     4.0           18,006      5.0
FSB Wyoming                                                     15,082   7.18        8,402     4.0           10,503      5.0
===============================================================================================================================


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

Fair value estimates are made as of a specific point in time. Because no market exists for a significant portion of FSCO's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates.

A summary of the carrying amounts and estimated fair values for FSCO was as follows (in thousands):

As of December 31,                                                         1996                       1995
-------------------------------------------------------------------------------------------------------------------------
                                                                  Carrying     Estimated      Carrying     Estimated
                                                                   Amount      Fair Value      Amount      Fair Value
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and short-term investments                                 $ 1,191,996   $ 1,191,996   $   988,296   $   988,296
Trading account securities                                          447,486       447,486       638,393       638,393
Securities available for sale                                     3,150,276     3,150,276     2,623,557     2,623,557
Net loans (excluding leases)                                      8,383,653     8,398,899     7,778,688     7,806,637
-------------------------------------------------------------------------------------------------------------------------
Total Financial Assets                                          $13,173,411   $13,188,657   $12,028,934   $12,056,883
=========================================================================================================================
FINANCIAL LIABILITIES:
Total deposits, excluding certificates                          $ 5,784,741   $ 5,784,741   $ 5,404,855   $ 5,404,855
Certificates of deposit                                           3,654,522     3,649,607     3,368,787     3,375,645
Short-term borrowings                                               754,431       754,431       472,731       472,731
Securities sold under repurchase agreements                       2,076,202     2,076,202     1,725,958     1,725,958
Long-term debt                                                      944,055       920,334       720,521       714,315
-------------------------------------------------------------------------------------------------------------------------
Total Financial Liabilities                                     $13,213,951   $13,185,315   $11,692,852   $11,693,504
=========================================================================================================================
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Financial futures and options (trading):
Gains                                                           $       233   $       233   $       245   $       245
Losses                                                                  (37)          (37)         (322)         (322)
Interest rate swaps, caps, and corridors -
  interest rate risk management                                          --           122         1,656        (6,128)
Letters of credit and other commitments
  to extend credit                                                       --       (19,723)           --       (13,478)
-------------------------------------------------------------------------------------------------------------------------
Total Off-Balance-Sheet Financial Instruments                   $       196   $   (19,405)  $     1,579   $   (19,683)
=========================================================================================================================



NOTE 19: CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS (in thousands)
December 31,                                                                                          1996          1995
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash on deposit and repurchase agreement with subsidiary bank                                  $    19,954   $    24,291
Commercial loans receivable from subsidiaries:
Banks                                                                                              408,198       161,540
Nonbanks                                                                                           135,091       136,211
Investments in subsidiaries: Banks                                                               1,128,059     1,010,721
Investments in subsidiaries: Nonbanks                                                               77,978        60,599
Other assets                                                                                        24,971         2,894
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                   $ 1,794,251   $ 1,396,256
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued interest and preferred dividends payable                                               $    10,267   $     9,356
Short-term borrowings                                                                                   --        17,250
Long-term debt: With subsidiary                                                                    154,640            --
Long-term debt: Other                                                                              488,696       339,387
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                  653,603       365,993
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stock -- Series "A", $3.15 cumulative convertible                                            540           571
----------------------------------------------------------------------------------------------------------------------------
Common stock (76,270 and 75,740 shares issued, respectively)                                        95,338        94,674
Paid-in surplus                                                                                    130,398       120,084
Retained earnings                                                                                  923,375       810,458
Net unrealized gain on investment securities available for sale of subsidiaries (net of taxes)         877        14,547
----------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                         1,149,988     1,039,763
Less common treasury stock, at cost (564 and 607 shares, respectively)                              (9,880)      (10,071)
----------------------------------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                                                1,140,108     1,029,692
----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                       1,140,648     1,030,263
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                     $ 1,794,251   $ 1,396,256
============================================================================================================================

CONDENSED STATEMENTS OF INCOME (in thousands)
For the years ended December 31,                                                        1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiaries: Banks                                          $    51,231   $    48,433   $    39,139
Cash dividends from subsidiaries: Nonbanks                                                --         5,675         7,675
Interest (principally from subsidiaries)                                              27,415        22,234        12,286
----------------------------------------------------------------------------------------------------------------------------
Total income                                                                          78,646        76,342        59,100
Interest expense                                                                      27,415        22,234        12,286
----------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed earnings of subsidiaries                        51,231        54,108        46,814
Equity in undistributed earnings of subsidiaries: Banks                              128,142        72,743        87,390
Equity in undistributed earnings of subsidiaries: Nonbanks                            (1,530)       (6,846)        5,930
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $   177,843   $   120,005   $   140,134
============================================================================================================================


CONDENSED STATEMENTS OF CASH FLOWS (in thousands, except number of shares)
For the years ended December 31,                                                        1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   177,843   $   120,005   $   140,134
Adjustments to reconcile net income to
  net cash provided by operating activities                                         (121,557)      (62,490)      (91,503)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                             56,286        57,515        48,631
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                                                               (20,000)           --            --
Loans and capital contributions made to subsidiaries                                (388,516)     (340,630)     (157,781)
Principal collected on loans to subsidiaries                                         130,912       208,717       160,859
Cash investments in subsidiaries                                                     (13,210)       (2,401)     (124,335)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                               (290,814)     (134,314)     (121,257)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings                                                       --            --        10,000
Proceeds from long-term debt                                                         304,640       125,000       128,750
Payments on long-term debt and short-term borrowings                                 (17,940)       (6,518)      (14,760)
Proceeds from issuance of common stock
  and sales of treasury stock                                                         10,466        10,965        10,320
Purchase of treasury stock                                                            (2,049)       (4,459)      (19,481)
Dividends paid                                                                       (64,926)      (56,001)      (51,126)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                                  230,191        68,987        63,703
----------------------------------------------------------------------------------------------------------------------------
Net Decrease In Cash And Cash Equivalents                                             (4,337)       (7,812)       (8,923)
Cash And Cash Equivalents, Beginning Of Year                                          24,291        32,103        41,026
----------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents, End Of Year                                           $    19,954   $    24,291   $    32,103
============================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                         $    26,504   $    18,067   $    10,765
Income taxes                                                                              19            25          (144)
============================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 1995, FSCO issued 202,100 shares of common stock for the acquisition of two small insurance agencies that merged into FS Insurance, Inc.

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


INDEPENDENT AUDITORS' REPORT

To the board of directors and stockholders of First Security Corporation:

We have audited the accompanying consolidated balance sheets of First Security Corporation and subsidiaries (FSCO) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of FSCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Security Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1994 FSCO changed its method of accounting for investment securities to conform with Statement of Financial Accounting Standards (SFAS) No. 115. On July 1, 1995, FSCO changed its method of accounting for mortgage servicing rights to conform with SFAS No. 122.


DELOITTE & TOUCHE LLP
Salt Lake City, Utah
February 21, 1997

CORPORATE OFFICERS

   MANAGEMENT COMMITTEE

SPENCER F. ECCLES
Chairman and Chief Executive Officer

MORGAN J. EVANS
President and Chief Operating Officer

SCOTT C. ULBRICH
Executive Vice President and Chief Financial Officer
Finance and Capital Markets

BRAD D. HARDY
Executive Vice President, Secretary and General Counsel
Corporate Services

MICHAEL P. CAUGHLIN
Executive Vice President
Technology and Processing Services

MARK D. HOWELL
Executive Vice President
Business Banking Services

J. PAT MCMURRAY
Executive Vice President
Community Banking Services

SCOTT NELSON
Executive Vice President
Retail Lending Services

   OTHER OFFICERS

JAY S. BACHMAN
Senior Vice President
Corporate Development

DAVID R. GOLDEN
Executive Vice President
Risk Management

DR. KELLY K. MATTHEWS
Senior Vice President and Chief Economist

LESLIE F. PASKETT
Senior Vice President and Comptroller

DENNIS G. REEVES
Senior Vice President and Chief Auditor

ALONZO W. WATSON, JR.
Assistant Secretary

DAVID R. WILSON
Executive Vice President
Capital Markets and Treasury


SUBSIDIARIES

   BANKS

FIRST SECURITY BANK, N.A. (UTAH AND IDAHO)
Scott Nelson, Chairman and Chief Executive Officer
J. Pat McMurray, President

FIRST SECURITY BANK OF NEW MEXICO, N.A.
Edward T. O'Leary, President and Chief Executive Officer

FIRST SECURITY BANK OF NEVADA
David J. Smith, President and Chief Executive Officer

FIRST SECURITY BANK OF OREGON
Edwin V. Davis, II, President and Chief Executive Officer

FIRST SECURITY BANK OF WYOMING
Dave Wood, President and Chief Executive Officer

   NONBANKS

FIRST SECURITY INVESTMENT MANAGEMENT, INC.
Sterling K. Jenson, President and Chief Executive Officer

FIRST SECURITY INVESTOR SERVICES
Joseph Cooney, President and Chief Executive Officer

FIRST SECURITY INSURANCE, INC.
Daniel S. Schull, President and Chief Executive Officer

FIRST SECURITY LIFE INSURANCE COMPANY OF ARIZONA
Daniel S. Schull, President and Chief Executive Officer

FIRST SECURITY PROCESSING SERVICES, INC.
Phillip F. Hudson, President and Chief Executive Officer

CROSSLAND MORTGAGE CORPORATION
Christopher J. Sumner, President and Chief Executive Officer

FIRST SECURITY LEASING COMPANY
Michael W. Chaney, President and Chief Executive Officer

FIRST SECURITY TRADE SERVICES, LTD. (HONG KONG)
Randal Roberts, President and Chief Executive Officer

FIRST SECURITY BUSINESS INVESTMENT CORPORATION
Louis "Butch" Alder, President and Chief Executive Officer

FIRST SECURITY INFORMATION TECHNOLOGY, INC.
Michael P. Caughlin, Chief Business Officer
Al Pino, Chief Operations Officer


BOARD OF DIRECTORS

JAMES C. BEARDALL /1,2,4/
Chairman, President and Chief Executive Officer
Anderson Lumber Company
(Lumber Products)

RODNEY H. BRADY /1,3,4/
President and Chief Executive Officer
Deseret Management
(Private Holding Company)

JAMES E. BRUCE
Former Chairman and Chief Executive Officer
Idaho Power Company
(Electric Power Service - Utility)

THOMAS D. DEE II /1,3,4/
President
The Dee Company
(Investments)

SPENCER F. ECCLES /1,4/
Chairman and Chief Executive Officer
First Security Corporation

MORGAN J. EVANS /1,4/
President and Chief Operating Officer
First Security Corporation

DR. DAVID P. GARDNER
President
The William & Flora Hewlett Foundation
Chairman and Chief Executive Officer
The George S. & Delores Dori Eccles Foundation
(Philanthropy)

ROBERT H. GARFF
Chief Executive Officer
Garff Enterprises, Inc.
(Automobile Dealerships and Other Enterprises)

DAVID B. HAIGHT
Member, Council of the Twelve
The Church of Jesus Christ of Latter-day Saints

JAY DEE HARRIS
President
Harris Truck & Equipment Company
(Construction Equipment)

ROBERT T. HEINER /1,2,4/
Former President and Chief Administrative Officer
First Security Corporation

KAREN H. HUNTSMAN
Vice President and Director
Huntsman Chemical Corporation
(Petrochemicals)

G. FRANK JOKLIK /3/
President and Chief Executive Officer
MK Gold Company
(Gold Exploration and Development)

B.Z. KASTLER /2/
Former Chairman and Chief Executive Officer
Questar Corporation
(Natural Gas)

JOSEPH G. MALOOF
President and Chief Executive Officer
Maloof Companies
(Diversified Investments - Entertainment)

SCOTT S. PARKER /1,2,4/
President
Intermountain Health Care, Inc.
(Health Care Provider)

DR. ARTHUR K. SMITH /3/
President
University of Utah
(Education)

JAMES L. SORENSON
Chairman and Chief Executive Officer
Sorenson Development, Inc.
(Investments)

HAROLD J. STEELE
Former President
First Security Bank of Utah, N.A.

JAMES R. WILSON /3/
Chairman, President and Chief Executive Officer
Thiokol Corporation
(Aerospace and Industrial Manufacturing)

/1/ Member of Corporate Executive Committee
/2/ Member of Corporate Audit Committee
/3/ Member of Corporate Compensation Committee
/4/ Member of Corporate Nominating Committee


HONORARY DIRECTORS

KENDALL D. GARFF
Chairman
Garff Enterprises

DR. CHASE N. PETERSON
President Emeritus
University of Utah

JAMES E. PHELPS
Former Chairman
First Security Bank of Idaho, N.A.


CORPORATE OFFICES
79 S. Main Street
Salt Lake City, Utah 84111

ANNUAL STOCKHOLDERS' MEETING
Monday, April 21, 1997, 3:00 p.m.
Joseph Smith Memorial Building
15 E. South Temple
Salt Lake City, Utah

GENERAL LEGAL COUNSEL
Ray, Quinney & Nebeker
400 Deseret Building
Salt Lake City, Utah 84111

INDEPENDENT ACCOUNTANTS
Deloitte & Touche LLP
50 S. Main Street
Salt Lake City, Utah 84144

RATINGS

                                                   Moody's        Fitch
                           Thomson      Standard  Investors      Investor
                           BankWatch    & Poor's  Service      Service, L.P.
-----------------------------------------------------------------------------
Overall                       B             --       --           --
Senior Debt                  --            BBB+      A3           --
Subordinated Debt            --            BBB      Baal          --
Subordinated Capital
  Income Securities          --            BBB-      a3           A-
-----------------------------------------------------------------------------

STOCK INFORMATION

First Security shares are traded on the Nasdaq National Market System under the symbol FSCO. Nasdaq market makers include:
  Alex, Brown & Sons
  Bear, Stearns & Co.
  Cantor Fitzgerald & Co.
  C.S. First Boston Corp.
  Dain, Bosworth, Inc.
  Dean Witter Reynolds, Inc.
  Edward D. Jones & Co.
  F.J. Morrissey & Co.
  Fox-Pitt, Kelton, Inc.
  Herzog, Heine, Geduld, Inc.
  J.P. Morgan Securities, Inc.
  Keefe, Bruyette & Woods, Inc.
  Lehman Brothers, Inc.
  M.A. Schapiro & Co.
  Merrill Lynch, Pierce, Fenner & Smith
  Montgomery Securities, Inc.
  Morgan Stanley & Co.
  Pacific Crest Securities
  Piper, Jaffray & Hopwood, Inc.
  Prudential Securities
  Salomon Brothers, Inc.
  Sherwood Securities Corp.
  Smith Barney Inc.
  Stearn, Agee & Leach, Inc.
  Troster Singer Corp.
  UBS Securities

The Transfer Agent and Registrar for First Security Corporation is:
  Stock Transfer Services
  First Security Bank, N.A.
  P.O. Box 30007
  Salt Lake City, Utah 84130-0007

SHAREHOLDER SERVICES

First Security offers the following services to its shareholders:

DIVIDEND REINVESTMENT PLAN - Automatically reinvests common stock cash dividends in additional shares of First Security common stock at the current market price.

COMMON STOCK PURCHASE PLAN - Allows shareholders to invest $50 to $5,000 per month in additional shares of First Security common stock, with no brokerage commissions or service charges.

DIVIDEND DIRECT DEPOSIT PLAN - Automatically transfers dividend payments to an account, at any bank in the country the same day dividends are paid.

Inquire about these free shareholder services by contacting:
    Stock Transfer Services
    First Security Bank, N.A.
    P.O. Box 30007
    Salt Lake City, Utah 84130-0007
    (801) 246-5873 or toll free 1-800-574-6695
    e-mail: brunnel@fscnet.com

TO REQUEST ADDITIONAL INFORMATION

FORM 10-K - Stockholders can obtain a copy of any exhibits filed with the corporation's report on Form 10-K upon written request to:

    Financial Division
    First Security Corporation
    P.O. Box 30006
    Salt Lake City, Utah 84130-0006

FINANCIAL INFORMATION - Analysts, investors and others seeking financial information about First Security should contact:

    Leslie R. Nelson
    Senior Vice President and Manager
    Corporate Communications and Investor Relations
    15 E. 100 South, 2nd Floor
    Salt Lake City, Utah 84111
    (801) 246-5266

NEWS RELEASES - As a courtesy to shareholders and prospective investors, copies of First Security's recent news releases are available by fax at no charge. Call Company News On Call at 1-800-758-5804 ext. 313925. On-Call information is also posted on the Internet at http://www.prnewswire.com.

GENERAL INFORMATION - News media representatives and others seeking general information should contact:

    Adrian R. Gostick
    Assistant Vice President and Manager
    Communications and Public Relations
    15 E. 100 South, 2nd Floor
    Salt Lake City, Utah 84111
    (801) 246-5535



SIGNATURES


FIRST SECURITY CORPORATION
Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIRST SECURITY CORPORATION
By
[SIGNED]                                                  March 11, 1997
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President, Finance and Capital Markets and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By
[SIGNED]                                                  March 12, 1997
_______________________________________________________   ______________
Spencer F. Eccles                                         (Date)
Chairman and Chief Executive Officer
By
[SIGNED]                                                  March 12, 1997
_______________________________________________________   ______________
Morgan J. Evans                                           (Date)
President and Chief Operating Officer
 SIGNATURES

FIRST SECURITY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
James C. Beardall                                         Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
Rodney H. Brady                                           Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
James E. Bruce                                            Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
Thomas D. Dee, II                                         Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
Dr. David P. Gardner                                      Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
Robert H. Garff                                           Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
Elder David B. Haight                                     Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
Jay Dee Harris                                            Date
Director

[SIGNED]                                                  March 12, 1997
_______________________________________________________   ______________
Robert T. Heiner                                          Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
Karen H. Huntsman                                         Date
Director

[SIGNED]                                                  March 12, 1997
_______________________________________________________   ______________
G. Frank Joklik                                           Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
B. Z. Kastler                                             Date
Director

[SIGNED]                                                  March 21, 1997
_______________________________________________________   ______________
Joseph G. Maloof                                          Date
Director

[SIGNED]                                                  March 12, 1997
_______________________________________________________   ______________
Scott S. Parker                                           Date
Director

[SIGNED]                                                  March 14, 1997
_______________________________________________________   ______________
Dr. Arthur K. Smith                                       Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
James L. Sorenson                                         Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
Harold J. Steele                                          Date
Director

[SIGNED]                                                  March 11, 1997
_______________________________________________________   ______________
James R. Wilson                                           Date
Director