Form 10-Q
period 1997-03-31
FIRST SECURITY CORP /UT/
filed 1997-05-13
CIK 312367

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                  March 31, 1997
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

                           Yes [X]       No [ ]

   As of April 30, 1997, outstanding shares of Common Stock, par value $1.25, were 112,123,183 (net of 2,709,038 treasury shares).


FIRST SECURITY CORPORATION - INDEX

Part I. Financial Information
  Item 1. Financial Statements:
    Consolidated Statements of Income
      Three Months Ended March 31, 1997 and 1996
    Consolidated Balance Sheets
      March 31, 1997, December 31, 1996, and March 31, 1996
    Consolidated Statements of Cash Flows
      Year-To-Date Three Months Ended March 31, 1997, and 1996
    Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of
      Results of Operations and Financial Condition:
    Highlights
    Analysis of Statements of Income
      Summary
      Net Interest Income and Margin
      Provision For Loan Losses
      Noninterest Income
      Noninterest Expenses
    Analysis of Balance Sheets
      Summary
      Interest-Earning Assets and Asset Quality
        Trading Account Securities and Other Interest-Earning Assets Investment Securities
        Loans
        Problem Assets and Potential Problem Assets
        Reserve For Loan Losses
        Provision For Loan Losses
      Asset/Liability Management
        Liquidity
        Interest Rate Risk
      Stockholders' Equity and Capital Adequacy
      Common Stock
    Mergers And Acquisitions
    National and Regional Economy
    Supplemental Tables:
      Financial Highlights, Risk-Based Capital Ratios
      Rate/Volume Analysis
      Loans

Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited)
                                                               Three Months
For the Periods Ended March 31, 1997 and 1996                1997      1996      $Chg    %Chg
------------------------------------------------------- --------- --------- --------- -------
INTEREST INCOME:
Interest & fees on loans                                  205,501   185,672    19,829    10.7
Federal funds sold & securities purchased                     652     1,833    (1,181)  (64.4)
Interest-bearing deposits in other banks                       56       197      (141)  (71.6)
Trading account securities                                  2,398     4,538    (2,140)  (47.2)
Securities available for sale                              51,574    40,872    10,702    26.2
------------------------------------------------------- --------- --------- --------- -------
TOTAL INTEREST INCOME                                     260,181   233,112    27,069    11.6
------------------------------------------------------- --------- --------- --------- -------
INTEREST EXPENSE:
Deposits                                                   77,804    77,484       320     0.4
Short-term borrowings                                      31,276    24,349     6,927    28.4
Long-term debt                                             16,882    11,503     5,379    46.8
------------------------------------------------------- --------- --------- --------- -------
TOTAL INTEREST EXPENSE                                    125,962   113,336    12,626    11.1
------------------------------------------------------- --------- --------- --------- -------
NET INTEREST INCOME                                       134,219   119,776    14,443    12.1
Provision for loan losses                                  13,899     8,738     5,161    59.1
------------------------------------------------------- --------- --------- --------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       120,320   111,038     9,282     8.4
------------------------------------------------------- --------- --------- --------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                        20,394    17,439     2,955    16.9
Other service charges, collections, commissions, & fees    11,286    10,730       556     5.2
Bankcard servicing fees & third-party processing fees       8,008     6,497     1,511    23.3
Insurance commissions & fees                                4,550     3,484     1,066    30.6
Mortgage banking activities                                22,793    21,716     1,077     5.0
Mortgage banking activities MSR amortization               (3,864)   (2,812)   (1,052)  (37.4)
Trust (fiduciary) commissions & fees                        5,744     5,179       565    10.9
Trading account securities gains (losses)                     777       812       (35)   (4.3)
Securities available for sale gains (losses)                  605         0       605     NM
Other                                                       8,423     3,516     4,907   139.6
------------------------------------------------------- --------- --------- --------- -------
TOTAL NONINTEREST INCOME                                   78,716    66,561    12,155    18.3
------------------------------------------------------- --------- --------- --------- -------
TOTAL INCOME                                              199,036   177,599    21,437    12.1
------------------------------------------------------- --------- --------- --------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                               65,083    68,029    (2,946)   (4.3)
Advertising                                                 2,673     1,500     1,173    78.2
Amortization of intangibles                                 1,973     1,961        12     0.6
Bankcard interbank interchange                              7,212     4,417     2,795    63.3
Furniture & equipment                                       9,649     8,699       950    10.9
Insurance                                                   1,264     1,764      (500)  (28.3)
Occupancy, net                                              7,725     7,347       378     5.1
Other real estate expense & loss provision (recovery)         736      (235)      971   413.2
Postage                                                     2,696     3,417      (721)  (21.1)
Stationery & supplies                                       4,019     4,741      (722)  (15.2)
Telephone                                                   4,114     3,142       972    30.9
Other                                                      17,511    16,070     1,441     9.0
------------------------------------------------------- --------- --------- --------- -------
TOTAL NONINTEREST EXPENSES                                124,655   120,852     3,803     3.1
------------------------------------------------------- --------- --------- --------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                   74,381    56,747    17,634    31.1
------------------------------------------------------- --------- --------- --------- -------
PROVISION FOR INCOME TAXES:
Operating earnings                                         26,166    20,457     5,709    27.9
Securities available for sale gains (losses)                  230         0       230     NM
------------------------------------------------------- --------- --------- --------- -------
TOTAL PROVISION FOR INCOME TAXES                           26,396    20,457     5,939    29.0
------------------------------------------------------- --------- --------- --------- -------

NET INCOME                                                 47,985    36,290    11,695    32.2
======================================================= ========= ========= ========= =======

Dividend requirement of preferred stock                         8         8         0     0.0
------------------------------------------------------- --------- --------- --------- -------
Net Income Applicable To Common Stock                      47,977    36,282    11,695    32.2
======================================================= ========= ========= ========= =======
Common stock dividend                                      17,246    15,803     1,443     9.1
======================================================= ========= ========= ========= =======
EARNINGS PER COMMON SHARE:
Earnings per common share: primary                           0.41      0.31      0.10    32.3
Earnings per common share: fully diluted                     0.41      0.31      0.10    32.3
Common shares: primary [Avg]                              116,168   115,746       422     0.4
Common shares: fully diluted [Avg]                        116,447   116,040       407     0.4
======================================================= ========= ========= ========= =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                 0.79      0.79      0.00     0.0
Common stock dividend                                        0.15      0.14      0.01     9.5
======================================================= ========= ========= ========= =======

Notes:
See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited)
                                                                               March 31 December 31    March 31     Mar/Mar Mar/Mar
                                                                                   1997        1996        1996       $ Chg   % Chg
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks                                                           936,107     937,144     714,026     222,081    31.1
Federal funds sold & securities purchased under resale agreements                20,498     223,235     113,838     (93,340)  (82.0)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Cash & Cash Equivalents                                                   956,605   1,160,379     827,864     128,741    15.6
Interest-bearing deposits in other banks                                            500      31,617      31,365     (30,865)  (98.4)
Trading account securities                                                      388,264     447,486     272,443     115,821    42.5
Securities available for sale, at fair value                                  3,316,927   3,150,276   2,693,820     623,107    23.1
  (Amortized cost: $3,345,907; $3,148,622; and $2,697,868; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income                                                 9,069,267   9,262,482   8,375,060     694,207     8.3
  (Unearned income: $80,897; $67,396; and $32,416; respectively)
Reserve for loan losses                                                        (135,928)   (134,428)   (130,653)     (5,275)    4.0
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Loans, Net                                                              8,933,339   9,128,054   8,244,407     688,932     8.4
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net                                                       236,582     233,497     212,741      23,841    11.2
Accrued income receivable                                                        86,784      89,595      82,172       4,612     5.6
Other real estate                                                                 3,968       4,855       5,209      (1,241)  (23.8)
Other assets                                                                    322,650     292,486     226,007      96,643    42.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill                                                                         87,294      89,142      93,297      (6,003)   (6.4)
Mortgage servicing rights                                                        81,776      78,586      60,075      21,701    36.1
Other intangible assets                                                           1,939       2,051       2,372        (433)  (18.3)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Intangible Assets                                                         171,009     169,779     155,744      15,265     9.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL ASSETS                                                                 14,416,628  14,708,024  12,751,772   1,664,856    13.1
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing                                                 2,021,116   2,198,348   1,787,827     233,289    13.0
Deposits: interest-bearing                                                    7,288,766   7,240,915   7,069,406     219,360     3.1
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Deposits                                                                9,309,882   9,439,263   8,857,233     452,649     5.1
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements         2,302,151   2,542,592   1,503,899     798,252    53.1
U.S. Treasury demand notes                                                       20,244       8,885      31,686     (11,442)  (36.1)
Other short-term borrowings                                                     240,383     279,156     276,633     (36,250)  (13.1)
Accrued income taxes                                                            201,156     187,638     141,315      59,841    42.3
Accrued interest payable                                                         39,807      41,442      38,148       1,659     4.3
Other liabilities                                                               196,084     124,003     190,303       5,781     3.0
Long-term debt                                                                  986,417     944,055     675,460     310,957    46.0
Minority equity in subsidiaries                                                     337         342         315          22     7.0
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES                                                            13,296,461  13,567,376  11,714,992   1,581,469    13.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                            532         540         563         (31)   (5.5)
  (Shares issued: 10; 10; and 11; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock:  par value $1.25                                                  143,483     143,007     142,439       1,044     0.7
  (Shares issued: 114,786; 114,405; and 113,951; respectively)
Paid-in surplus                                                                  84,988      82,729      75,431       9,557    12.7
Retained earnings                                                               954,098     923,375     830,766     123,332    14.8
Net unrealized gain (loss) on securities available for sale (net of taxes)      (18,358)        877      (2,681)    (15,677)  584.7
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Subtotal                                                                      1,164,211   1,149,988   1,045,955     118,256    11.3
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost                                                  (44,576)     (9,880)     (9,738)    (34,838)  357.8
  (Shares: 2,389; 846; and 869; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Common Stockholders' Equity                                             1,119,635   1,140,108   1,036,217      83,418     8.1
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL STOCKHOLDERS' EQUITY                                                    1,120,167   1,140,648   1,036,780      83,387     8.0
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     14,416,628  14,708,024  12,751,772   1,664,856    13.1
=========================================================================== =========== =========== =========== =========== =======

Notes:
See "Notes to Condensed Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

For the Three Months Ended March 31, 1997 and 1996                                          1997           1996
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                                   329,008        480,857
--------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                                     119,015              0
Redemption of matured securities available for sale                                      225,968        241,974
Redemption of matured securities held to maturity                                              0              0
Purchases of securities available for sale                                              (541,961)      (339,645)
Purchases of securities held to maturity                                                       0              0
Net (increase) decrease in interest-bearing deposits in other banks                       31,117         (9,802)
Net (increase) decrease in loans                                                          41,726       (127,920)
Proceeds from sales of auto loans                                                              0              0
Purchases of premises and equipment                                                       (4,680)        (7,268)
Proceeds from sales of other real estate                                                   1,272          1,736
Payments to improve other real estate                                                       (420)          (714)
Net cash (paid for) received from acquisitions                                                (5)           (41)
--------------------------------------------------------------------------------- -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (127,968)      (241,680)
--------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                     (129,381)        83,590
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes                           (229,082)      (435,768)
Proceeds (payments) on nonrecourse debt on leveraged leases                                 (713)       (17,601)
Proceeds from issuance of long-term debt and short-term borrowings                        50,791         58,381
Payments on long-term debt and short-term borrowings                                     (47,202)       (54,144)
Proceeds from issuance of common stock and sales of treasury stock                         2,724          4,019
Purchases of treasury stock                                                              (34,697)          (541)
Dividends paid                                                                           (17,254)       (15,982)
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (404,814)      (378,046)
--------------------------------------------------------------------------------- -------------- --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (203,774)      (138,869)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,160,379        966,733
--------------------------------------------------------------------------------- -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 956,605        827,864
================================================================================= ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------- -------------- --------------
CASH PAID (RECEIVED) FOR:
  Interest                                                                               127,596        123,925
  Income taxes                                                                               664           (222)
================================================================================= ============== ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred shares to common shares:
    Preferred shares converted (not rounded)                                                 137            140
    Common shares issued (not rounded)                                                     2,493          1,773
    Conversion value                                                                           7              7
Transfer of loans to other real estate                                                         0          1,782
Net unrealized gain (loss) on securities available for sale
  included in stockholders' equity                                                       (19,234)       (17,228)
Pooling-of-interests acquisitions:
  Assets acquired                                                                              3              0
  Liabilities assumed                                                                          0              0
  FSCO shares issued (not rounded)                                                        52,000              0
================================================================================= ============== ==============

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of management, the accompanying unaudited consolidated financial statements of First Security Corporation (FSCO) contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the following: FSCO's results of operations for the three months in the periods ended March 31, 1997 and 1996; FSCO's financial position as of March 31, 1997, December 31, 1996, and March 31, 1996; and cash flows for the year-to-date three months in the periods ended March 31, 1997 and 1996.

   2. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

   3. ALL COMMON STOCK AND EARNINGS PER SHARE DATA IN THIS REPORT HAVE BEEN RESTATED TO REFLECT A 3-FOR-2 COMMON STOCK SPLIT IN THE FORM OF A 50% STOCK DIVIDEND PAYABLE MAY 15, 1997, TO SHAREHOLDERS OF RECORD MAY 12, 1997.

   4. In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 "Earnings Per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
      FSCO's pro-forma basic earnings per share, restated for the 3-for-2 common stock split, were $0.43 for the first quarter of 1997, up $0.11 or 34.4% from $0.32 for the year-ago quarter.

                                    # # #

PART 1. FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of
  Results of Operations and Financial Condition (MDA)


FIRST QUARTER 1997 HIGHLIGHTS:

* FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend payable May 15, 1997, to shareholders of record May 12, 1997 (all common stock and earnings per share data in this report have been restated for this split).
* FSCO increased its quarterly common stock dividend, restated for the 3-for-2 common stock split, to $0.17 per share, up $0.01667 per share or 11.0%.
* Net income of $48.0 million, up $11.7 million or 32.2% from year-ago quarter.
* Fully diluted earnings per share, restated for the 3-for-2 common stock split, were $0.41, up $0.10 or 32.3% from year-ago quarter.
* Net interest income FTE was $136.2 million, up $14.1 million or 11.6% from year-ago quarter.
* Consolidated operating expense ratio of 57.99%, improved from 64.05% for year-ago quarter.


ANALYSIS OF STATEMENTS OF INCOME

SUMMARY
[NOTE: ALL COMMON STOCK AND EARNINGS PER SHARE DATA IN THIS REPORT HAVE BEEN RESTATED TO REFLECT A 3-FOR-2 COMMON STOCK SPLIT IN THE FORM OF A 50% STOCK DIVIDEND PAYABLE MAY 15, 1997, TO SHAREHOLDERS OF RECORD MAY 12, 1997.]
   First Security Corporation (FSCO) earned net income of $48.0 million for the first quarter of 1997, up $11.7 million or 32.2% from $36.3 million earned in the first quarter of 1996 (see: Financial Statements "Consolidated Income Statements"; and MDA Supplemental Tables "Financial Highlights"). This net income generated a 1.39% return on average assets (ROAA) and a 17.02% return on average equity (ROAE) for the quarter, up from a 1.17% ROAA and a 13.97% ROAE for the year-ago quarter. Fully diluted earnings per share were $0.41 for the quarter, up $0.10 or 32.3% from $0.31 for the year-ago quarter. The tangible ROAA was 1.53%, the tangible ROAE was 21.81%, and tangible fully diluted earnings per share were $0.45 for the first quarter of 1997, up from a 1.30% tangible ROAA, a 17.94% tangible ROAE, and tangible fully diluted earnings per share of $0.34 for the year-ago quarter.

NET INTEREST INCOME AND MARGIN
   FSCO's net interest income on a fully taxable equivalent (FTE) basis was $136.2 million for the first quarter of 1997, up $14.1 million or 11.6% from the year-ago quarter (see: MDA Supplemental Tables "Financial Highlights" and "Volume/Rate Analysis"). This increase was due primarily to volume growth of interest-earning assets, inclusive of the impact of the securitization and sale of $300 million of direct and indirect auto loans during the first quarter of 1997.
   FSCO's net interest margin was 4.38% for the first quarter of 1997, remaining unchanged from the year-ago quarter. On a linked-quarter basis, the net interest margin for the first quarter of 1997 decreased from 4.55% for the fourth quarter of 1996 due to the full quarter impact of combined interest expense on $150 million of 6.875% Senior Notes issued November 21, 1996, and $150 million of 8.41% Capital Income Securities issued December 23, 1996, as FSCO took advantage of a low point in long-term interest rates to extend maturities and balance funding needs. Excluding this interest expense, the net interest margin would have been 4.57% for the first quarter of 1997.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $13.9 million for the first quarter of 1997, up $5.2 million or 59.1% from the year-ago quarter (see: MDA "Interest-Earning Assets and Asset Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income was $78.7 million for the first quarter of 1997, up $12.2 million or 18.3% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). This increase was the result of FSCO's continued emphasis on increasing and diversifying sources of noninterest income from service charges on accounts, bankcard servicing income, insurance commissions and fees, and gains on the ongoing sales of selected loans and loan servicing. During the quarter, noninterest income included a $6.0 million gain on the securitization and sale of $300 million of auto loans, and a $2.5 million gain on the sale of servicing rights for $500 million of real estate loans.

$500 million of mortgage loan servicing rights.

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $124.7 million for the first quarter of 1997, up $3.8 million or 3.1% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). This increase was due to volume growth in bankcard interbank interchange fees and increases in advertising, depreciation on furniture and equipment, other real estate, and telephone expenses, partially offset by a $2.9 million or 4.3% decrease in salaries and employee benefits, plus reductions in insurance, postage, and stationary and supplies expenses. On a linked quarter basis, noninterest expenses for the first quarter of 1997 decreased $6.0 million or 4.6% from the fourth quarter of 1996, with salary and employee benefits down $1.6 million or 2.4%.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was reduced to 57.99% for the first quarter of 1997, a significant improvement of 606 basis points from 64.05% for the first quarter of 1996.
   CrossLand Mortgage has a higher operating expense ratio than other FSCO subsidiaries because it originates, sells and services mortgage loans. Excluding the impact of CrossLand Mortgage, FSCO's "core" efficiency ratio was 55.10% for the first quarter of 1997, improved 607 basis points from 61.17% for the year-ago quarter.


ANALYSIS OF BALANCE SHEETS

SUMMARY
   FSCO's assets totaled $14.4 billion at March 31, 1997, up $1.7 billion or 13.1% from March 31, 1996, but down $291 million or 2.0% from December 31, 1996. Interest-earning assets were $12.8 billion at quarter end, up $1.3 billion or 11.4% from one year ago, but down $320 million or 2.4% from year end (see: MDA "Interest-Earning Assets and Asset Quality").
   FSCO's liabilities totaled $13.3 billion at March 31, 1997, up $1.6 billion or 13.5% from one year ago, but down $271 million or 2.0% from year end.
Total interest-bearing liabilities were $10.8 billion at quarter end, up $1.3 billion or 13.4% from one year ago, but down $178 million or 1.6% from year end (see: MDA "Liquidity").
   At March 31, 1997, FSCO considered its interest-earning asset quality to remain excellent, and its reserve for loan losses and its liquidity position to be adequate for the foreseeable future.
   Intangible assets were $171 million at quarter end, up nominally from one year ago and year-end 1996 due to increased originated mortgage servicing rights from higher loan production and recent acquisitions. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.
   FSCO's stockholders' equity was $1.1 billion at March 31, 1997, up $83 million or 8.0% from one year ago, but down $20 million or 1.8% from year end (see: MDA "Stockholders' Equity and Capital Adequacy").
   FSCO's financial condition is discussed in greater detail in the following MDA sections: "Interest-Earning Assets and Asset Quality"; "Asset/Liability Management"; and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS AND ASSET QUALITY:
TRADING ACCOUNT SECURITIES AND OTHER INTEREST EARNING ASSETS
   FSCO's trading account securities portfolio was $388 million at March 31, 1997, up $116 million or 42.5% from one year ago, but down $59 million or 13.2% from year end. Fluctuations in volumes of trading account securities routinely occur as trading opportunities change with the dynamics of the markets.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
INVESTMENT SECURITIES
   Since December 1995, FSCO has managed its investment securities portfolio under the "securities available for sale" classification.
   FSCO's investment securities were $3.3 billion at March 31, 1997, up $623 million or 23.1% from one year ago, and up $167 million or 5.3% from year end, due to increased leveraging of capital to improve earnings. Volatility in the SFAS No. 115 net unrealized gain (loss) on securities available for sale responds inversely to changes in interest rates. The recent decrease in gains was due to a 35 basis point rise in interest rates since year end.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
LOANS
   FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, was $9.1 billion at March 31, 1997, up $694 million or 8.3% from one year ago as a result of loan demand, but down $193 million or 2.1% from year end as the securitization and sale of loans more than offset growth (see:
MDA Supplemental Tables "Loans" and "Financial Highlights"). The ratio of total loans to total assets was 62.91% at quarter end, down from 65.68% one year ago but essentially unchanged from year end. The components of FSCO's loan portfolio at March 31, 1997, compared with March 31, 1996, and December 31, 1996, respectively, are discussed below.
   * Commercial loans were $2.3 billion, up $324 million or 16.8% from one year ago, and up $102 million or 4.7% from year end. These increases were due primarily to a continued broad-based business expansion in FSCO's market areas. Commercial loans consist primarily of loans to small and medium-sized businesses and agricultural loans.
   * Real estate secured loans were $3.3 billion, down $72 million or 2.1% from one year ago, and down $70 million or 2.1% from year end. These decreases were due to an increase in ongoing mortgage loan sales and a slight decrease in loan volumes. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells a portion in the secondary markets. At March 31, 1997, $264 million of these loans were held for sale, down $146 million or 35.5% from one year ago, and down $66 million or 19.9% from year end. During the quarter, FSCO sold servicing rights for $500 million of real estate loans.
   * Consumer loans were $2.7 billion, up $80 million or 3.1% from one year ago primarily due to growth in auto lending, but down $316 million or 10.6% from year end as FSCO securitized and sold $300 million of auto loans during the first quarter of 1997. FSCO remains the leading consumer lender in its primary market area. Because FSCO is significantly involved in consumer lending, it uses loan securitization as a tool to manage the size of its consumer loan portfolio.
   * Leases were $843 million, up $363 million or 75.5% from one year ago, and up $90 million or 12.0% from year end. These increases were due primarily to FSCO's growth in the auto and equipment leasing markets.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO.
However, it has been FSCO's experience that economic cycles and loan-specific events cause fluctuations in problem assets, sometimes with little or no warning.
   FSCO's interest-earning asset quality remained excellent at March 31, 1997, as the ratio of total problem assets to total loans and ORE was 0.60%, up from 0.53% one year ago, but down slightly from 0.62% at year end. The ratio of nonperforming assets to total loans and ORE was 0.38% at quarter end, essentially unchanged from one year ago, and down from 0.41% at year end.
   Problem assets totaled $54.9 million at March 31, 1997, up $10.8 million or 24.4% from one year ago, but down $2.6 million or 4.5% from year end (see: MDA Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). The components of FSCO's problem assets at March 31, 1997, compared with March 31, 1996, and December 31, 1996, are discussed below.
   * Nonaccruing loans were $30.5 million, up $5.1 million or 20.0% from one year ago, but down $2.8 million or 8.4% from year end. The increase from one year ago included nonaccruing loans in the real estate sector and miscellaneous commercial credits, while the decrease from year end was due to a reduction in the real estate sector. The majority of nonaccruing real estate loans were 1 to 4 family residential mortgage term and construction loans, which generally have a much lower rate of actual losses than other types of nonaccruing loans, and come from the repurchase of loans originated and sold by CrossLand Mortgage. Typically, these repurchased assets remain on FSCO's books for an average of six months and generally result in minimal losses. The level of these repurchased assets has moderated somewhat as investors have become less aggressive in requesting repurchases. The ratio of nonaccruing loans to total loans was 0.34%, compared to 0.30% for one year ago and 0.36% for year end. On a linked quarter basis, both the ratio of nonaccruing loans to total loans and the dollar amount of nonaccruing loans have decreased for the second quarter in a row.
   * Other real estate was $4.0 million, down $1.2 million or 23.8% from one year ago, and down $887 thousand or 18.3% from year end. These decreases were due to property sales and a decrease in the ORE valuation adjustment. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $20.4 million, up $6.9 million or 51.3% from one year ago, and up $1.1 million or 5.7% from year end. These increases were due in part to one large commercial credit, which was subsequently brought current, and the consolidation of FSCO's consumer collection activities into one new center located in Salt Lake City which temporarily disrupted collection activities. FSCO anticipates that as this consolidation is assimilated, the upward trend in loans past due will stabilize. The ratio of accruing loans past due 90 days or more to total loans was 0.23%, up from 0.16% one year ago and 0.21% at year end.
   Potential problem loans identified by FSCO were $12.4 million, up $4.9 million or 63.9% from one year ago, and up $4.2 million or 50.5% from year end. These increases were primarily in agricultural and commercial loans. Potential problem loans consisted primarily of commercial loans.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks, by regulatory and accounting guidelines, and industry practices. Most specifically, FSCO follows the Comptroller of the Currency's regulations and guidelines for determining the appropriate level of the reserve for loan losses.
   The reserve for loan losses was increased to $135.9 million at March 31, 1997, up $5.3 million or 4.0% from one year ago, and up $1.5 million or 1.1% from year end (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). The reserve was increased as FSCO built the reserve in response to loan growth.
   Based on its analysis of reserve adequacy, FSCO considered the reserve for loan losses at March 31, 1997, to be adequate to absorb estimated potential loan losses in the foreseeable future. The coverage ratio of the reserve to nonaccruing loans was 445.91% at March 31, 1997, down from 514.18% one year ago, but up from 403.98% at year end (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios"). The ratio of the reserve to total loans was 1.50% at March 31, 1997, down from 1.56% one year ago, but up from 1.45% at year end.
   Net loans charged off were $12.4 million for the first quarter of 1997, up $4.3 million or 53.7% from the year ago quarter (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). This increase was primarily due to higher consumer loan losses following national trends. The ratio of net loans charged off to average loans was 0.55% for the first quarter of 1997, up from 0.39% for the year ago quarter and 0.41% for all of 1996.
   FSCO uses the provision for loan losses to adjust the reserve for loan losses when it considers a replenishment of, or addition to, the reserve is appropriate.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   The provision for loan losses was $13.9 million for the first quarter of 1997, up $5.2 million or 59.1% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"; MDA "Reserve For Loan Losses"; and MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). This increase included an addition to the reserve for loan losses of $1.5 million over and above net loans charged off during the quarter.

ASSET/LIABILITY MANAGEMENT
   FSCO's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of interest rate risk, liquidity, and capital adequacy (see: MDA "Stockholders' Equity and Capital Adequacy") for FSCO and its subsidiaries. Formal policies and procedures govern the ALCO process. This process, structured by FSCO's senior management and approved by its board of directors, guides FSCO and each subsidiary bank continuously through changing economic and market events.

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO maintains an adequate liquidity position in large part through stable deposits generated from its wide-spread branch network, the prudent usage of debt, and from a high quality investment securities portfolio (see: MDA "Interest-Earning Assets and Asset Quality"). Maturing balances in the large loan portfolios provide flexibility in managing cash flows. Assets may also be sold or securitized in order to provide funding. The ability to redeploy these funds is an important source of medium to long term liquidity.
   Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.
   Deposits were $9.3 billion at March 31, 1997, up $453 million or 5.1% from one year ago, but down $129 million or 1.4% from year end (see: Financial Statements "Consolidated Balance Sheets"; and MDA Supplemental Tables "Volume/Rate Analysis"). The increase from one year ago was due to FSCO's continued emphasis on its deposit gathering functions and the success of several deposit programs oriented to customers' needs. The ratio of loans to deposits was 97.42% at quarter end, up from 94.56% one year ago, but down from 98.13% at year end. These and other loan and liquidity ratios vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.
   Debt, which included short-term borrowings and long-term debt, totaled $3.5 billion at March 31, 1997, up $1.1 billion or 42.7% from one year ago, but down $225 million or 6.0% from year end (see: Financial Statements "Consolidated Balance Sheets"). The components of FSCO's debt at March 31, 1997, compared with March 31, 1996, and December 31, 1996, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $2.3 billion, up $798 million or 53.1% from one year ago, but down $240 million or 9.5% from year end. The increase from one year ago occurred as FSCO funded approximately $100 million of loan growth generated by business-cycle opportunities in its market areas, and funded approximately $500 million of growth in investment securities through repurchase agreements. The decrease from year end was due to a temporary decrease in the trading account and investment securities portfolios.
   * All other short-term borrowed funds were $261 million, down $48 million or 15.5% from one year ago, and down $27 million or 9.5% from year end. These decreases were due to maturing issues replaced with long-term debt.
   * Long-term debt was $986 million, up $311 million or 46.0% from one year ago, and up $42 million or 4.5% from year end. These increases included: the November 21, 1996 issuance of $150 million of 6.875% Senior Notes due in 2006; the December 23, 1996, issuance of $150 million of 8.41% Capital Income Securities (see "Stockholders' Equity and Capital Adequacy"); and new Federal Home Loan Bank borrowings. These increases were mostly offset by the ongoing maturing of existing long-term debt.

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK
   During the 12 months ended March 31, 1997, FSCO continued to maintain a relatively neutral interest rate risk position and a conservative balance sheet.
   During the 12-month period, a strong regional economy resulted in loan growth of $694 million, while successful deposit promotions helped to generate deposit growth of $453 million which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized external funding sources to support a portion of its asset growth, including the issuance of $150 million of 6.875% Senior Notes and the issuance of $150 million of 8.41% Capital Income Securities (see: MDA "Asset/Liability Management - Liquidity"). Additionally, maturing FHLB debt was replaced with new 2- to 3-year FHLB funding.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet in 1996 and 1997 through an increase in the investment securities portfolio of $623 million. This increase was primarily funded through the use of repurchase agreements.
   FSCO exhibits a slight asset sensitivity at the one-year time frame and minimal overall interest rate risk.
   As of March 31, 1997, off-balance sheet instruments used for interest rate risk management activities, including interest rate swaps, caps, and corridors, were $336 million notional amount, compared with $618 million notional amount at year end. Also at March 31, 1997, financial futures and options contracts related to FSCO's trading account securities totaled $16.6 billion notional amount, compared with $10.1 billion notional amount at year end.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY
   Stockholders' equity in FSCO was $1.1 billion at March 31, 1997, up $83 million or 8.0% from one year ago, but down $20 million or 1.8% from year end (see: Financial Statements "Consolidated Balance Sheets"). These changes were due to earnings retained, partially offset by volatility in the SFAS 115 net unrealized gain (loss) on securities available for sale and FSCO's first quarter 1997 repurchase of 1.8 million shares of its common stock, restated for the 3-for-2 common stock split. The ratio of stockholders' equity to total assets was 7.77% at March 31, 1997, down from 8.13% one year ago, but essentially unchanged from year end (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios"). The ratio of tangible common equity to tangible assets was 6.66% at March 31, 1997, down from 6.99% one year ago, but essentially unchanged from year end.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity as the result of fluctuations in the fair value of investment securities. These fluctuations are shown in the "Net unrealized gain (loss) on securities available for sale" component of equity.
   During the fourth quarter of 1996, FSCO issued $150 million of 8.41% Capital Income Securities. Although included in "Long-Term Debt" rather than "Stockholders' Equity" on FSCO's financial statements, regulations permit the Capital Income Securities to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.
   FSCO's risk-based capital ratios remained strong at March 31, 1997 due to earnings retained and the Capital Income Securities (see: MDA Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios"). FSCO's risk-based capital ratios at March 31, 1997, March 31, 1996, and December 31, 1996, respectively, were: Tier 1 at 11.45%, up from 10.49% and 11.34%; and Total Capital at 14.62%, up from 13.96% and 14.50%. At the same time periods, the leverage ratio was 8.31%, up from 7.46% and 8.16%.
   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   With its strong equity and risk-based capital ratios, FSCO is well positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On April 21, 1997, FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend payable on May 15, 1997, to shareholders of record as of May 12, 1997. As a result of the split, shareholders will receive one additional share of FSCO common stock for every two shares held. All common stock and earnings per share data in this report have been restated to reflect this stock split.
   On April 21, 1997, FSCO increased its quarterly common stock dividend, restated for the 3-for-2 common stock split, to $0.17 per share, up $0.01667 per share or 11.0% from the previous $0.15333 per share (see: MDA Supplemental Tables "Financial Highlights"). This dividend is payable on June 2, 1997, to shareholders of record on May 16, 1997, and equates to an annual dividend rate of $0.68 per share. Since year-end 1995, FSCO has increased its dividend three times or 36.6%.
   These dividends marked the 62nd consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends.
Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock, restated for the 3-for-2 common stock split, was $21.42 per share at the close of the market on March 31, 1997, versus a restated book value of $9.96 per share. This resulted in a market-to-book ratio of 215.03%, compared to 201.82% one year ago and 226.59% at year end. At March 31, 1997, FSCO's common stock market capitalization was $2.4 billion, up 15.1% from one year ago, but down 6.8% from year end.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate, restated for the stock split, of one share of preferred stock for 27.3375 shares of common stock. There is no active trading market for FSCO's preferred stock.


MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   Effective January 1, 1997, FS Insurance acquired Olson & Haig Employee Benefits Inc./SKI-MED, a developer of specialty benefit, group health, and incentive programs.
   On March 31, 1997, CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P., with 15 offices located in 11 states and which originated $2.7 billion in mortgage loans during 1996. Harbourton Mortgage was previously a subsidiary of Harbourton Financial Services, L.P. (NYSE: HBT).
   On April 2, 1997, FSCO announced the pending merger of American Bancorp of Nevada (ABCN), and its wholly owned subsidiary American Bank of Commerce, located in Las Vegas, Nevada, with 5 branches and total assets of $318 million. This merger is subject to the approval of regulatory agencies as well as the shareholders of ABCN. It is anticipated that shareholder approval will be obtained late in the second quarter of 1997 with the transaction being consummated soon thereafter.
   Approval has been received from bank regulatory authorities to merge First Security Bank of Oregon into First Security Bank, N.A. The decision to combine the charters of these two banks was originally announced in 1995 and is part of FSCO's goal of becoming a "virtual bank" in which all of FSCO's banks will be managed as a single entity. This merger is expected to be completed before the end of the second quarter of 1997.


NATIONAL & REGIONAL ECONOMY

   Near the end of the first quarter of 1997, the Federal Reserve hiked short-term interest rates by 0.25%, citing continued strong economic growth in a fully employed economy and mounting evidence of intensifying wage pressures. Fueled by accelerated consumer buying and accumulated inventories, first quarter 1997 economic growth jumped 5.6% following the 3.8% fourth quarter 1996 increase. The nation's jobless rate dropped to 4.9% in April, and average hourly earnings were 3.6% above last year. Despite ongoing productivity gains and limited pricing power at the retail level, additional Federal Reserve tightenings may occur in the months ahead. Because yields on Treasury securities are higher than 1996 fourth-quarter averages, it is hoped that the bond market's reaction will be muted when or if such monetary action develops.
   The Federal Reserve's preemptive monetary policy action hopefully will actually avoid the development of an inflationary problem. The stronger U.S.- dollar exchange rate, declining stock prices and narrowing corporate profits, along with the higher interest rates, should slow U.S. economic growth by the second half of 1997.
   The Intermountain regional economy continued to exhibit solid consumer-spending gains during the first quarter of 1997. Employment expansion in most of these states remains among the national leaders, but the increases have narrowed modestly from a year ago. Across the region, existing home sales are less brisk, and the pace of real-estate sales-price appreciation has decelerated. Delinquency rates on consumer debt seem to be stabilizing.



FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; and other risks and uncertainties affecting FSCO's operations and personnel.
   FSCO specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1997       1996       1996       1996       1996       1997       1996    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common & Preferred Stock Data (A):
Earnings per common share: primary                   0.41       0.44       0.41       0.37       0.31       0.41       0.31    32.3
Earnings per common share: fully diluted             0.41       0.44       0.41       0.37       0.31       0.41       0.31    32.3
Tangible EPCS: fully diluted                         0.45       0.46       0.44       0.41       0.34       0.45       0.34    32.4
Dividends paid per common share                      0.15       0.15       0.14       0.14       0.14       0.15       0.14     9.5
Book value [EOP]                                     9.96      10.04       9.64       9.31       9.16       9.96       9.16     8.7
Tangible book value [EOP]                            8.44       8.54       8.22       7.92       7.79       8.44       7.79     8.4
Market price (bid) [EOP]                            21.42      22.75      18.25      16.00      18.50      21.42      18.50    15.8
  High bid for the period                           24.83      22.75      18.75      18.42      18.50      24.83      18.50    34.2
  Low bid for the period                            21.33      18.75      15.83      15.25      15.44      21.33      15.45    38.1
Market capitalization (mktprice x #shrs) [EOP]  2,407,161  2,583,467  2,069,468  1,811,184  2,092,017  2,407,161  2,092,017    15.1
Market price / book value [EOP] %                  215.03     226.59     189.32     171.80     201.82     215.03     201.82
Dividend payout ratio (DPCS / EPCS) %               37.40      34.85      34.43      37.50      44.68      37.40      45.16
Dividend yield (DPCS / mktprice) [EOP] %             2.86       2.70       3.07       3.50       3.03       2.86       3.03
Price / earnings ratio (mktprice / 4 qtrs EPCS)      13.1x      14.8x      15.6x      14.5x      17.7x      13.1x      17.7x
Common shares [EOP]                               112,397    113,559    113,396    113,199    113,082    112,397    113,082    (0.6)
Common shares: primary [Avg]                      116,168    116,625    116,061    115,824    115,746    116,168    115,746     0.4
Common shares: fully diluted [Avg]                116,447    116,909    116,348    116,114    116,040    116,447    116,040     0.4
Preferred shares [EOP]                                 10         10         10         11         11         10         11    (9.1)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income                                   260,181    263,397    251,876    239,423    233,112    260,181    233,112    11.6
Interest expense                                  125,962    125,499    118,874    113,523    113,336    125,962    113,336    11.1
Net interest income                               134,219    137,898    133,002    125,900    119,776    134,219    119,776    12.1
Fully taxable equivalent (FTE) adjustment           2,007      2,409      1,764      1,178      2,333      2,007      2,333   (14.0)
Net interest income, FTE                          136,226    140,307    134,766    127,078    122,109    136,226    122,109    11.6
Provision for loan losses                          13,899     11,549      9,508     10,505      8,738     13,899      8,738    59.1
Noninterest income                                 78,716     84,099     72,312     75,714     66,561     78,716     66,561    18.3
Noninterest expenses                              124,655    130,678    121,251    124,586    120,852    124,655    120,852     3.1
Provision for income taxes                         26,396     28,541     27,159     23,595     20,457     26,396     20,457    29.0
Net income                                         47,985     51,229     47,396     42,928     36,290     47,985     36,290    32.2
Preferred stock dividend requirement                    8          8          9          8          8          8          8     0.0
Common stock dividend                              17,246     17,396     15,848     15,846     15,803     17,246     15,803     9.1
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities                        388,264    447,486    171,910    150,529    272,443    388,264    272,443    42.5
Securities available for sale (AFS)             3,316,927  3,150,276  3,166,608  2,715,770  2,693,820  3,316,927  2,693,820    23.1
  Memo: fair value adjustment securities AFS      (28,980)     1,654    (12,506)   (20,001)    (4,048)   (28,980)    (4,048)  615.9
Loans, net of unearned income                   9,069,267  9,262,482  8,948,196  8,716,400  8,375,060  9,069,267  8,375,060     8.3
Reserve for loan losses                          (135,928)  (134,428)  (133,853)  (133,678)  (130,653)  (135,928)  (130,653)    4.0
Total interest-earning assets                  12,795,456 13,115,096 12,417,202 11,674,994 11,486,526 12,795,456 11,486,526    11.4
Intangible assets                                 171,009    169,779    160,823    157,582    155,744    171,009    155,744     9.8
Total assets                                   14,416,628 14,708,024 13,739,324 13,036,598 12,751,772 14,416,628 12,751,772    13.1
Noninterest-bearing deposits                    2,021,116  2,198,348  1,946,454  1,857,593  1,787,827  2,021,116  1,787,827    13.0
Interest-bearing deposits                       7,288,766  7,240,915  7,141,950  7,027,120  7,069,406  7,288,766  7,069,406     3.1
Total deposits                                  9,309,882  9,439,263  9,088,404  8,884,713  8,857,233  9,309,882  8,857,233     5.1
Short-term borrowed funds                       2,562,778  2,830,633  2,399,209  2,049,074  1,812,218  2,562,778  1,812,218    41.4
Long-term debt                                    986,417    944,055    821,932    723,728    675,460    986,417    675,460    46.0
Total interest-bearing liabilities             10,837,961 11,015,603 10,363,091  9,799,922  9,557,084 10,837,961  9,557,084    13.4
Minority equity in subsidiaries                       337        342        329        319        315        337        315     7.0
Preferred stockholders' equity                        532        540        549        553        563        532        563    (5.5)
Common stockholders' equity                     1,119,635  1,140,108  1,092,782  1,053,973  1,036,217  1,119,635  1,036,217     8.1
Parent company investment in subsidiaries       1,216,236  1,206,037  1,155,998  1,117,599  1,090,036  1,216,236  1,090,036    11.6
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial                                       14,139     13,904     13,244     10,171     11,670     14,139     11,670    21.2
  Real estate term                                 14,225     15,078     18,681     12,965     11,703     14,225     11,703    21.6
  Real estate construction                          1,738      3,935        875      1,556      1,609      1,738      1,609     8.0
  Consumer                                            102        108         70        144         95        102         95     7.4
  Leases                                              279        251        531        322        333        279        333   (16.2)
Total nonaccruing loans                            30,483     33,276     33,401     25,158     25,410     30,483     25,410    20.0
Other real estate                                   3,968      4,855      5,003      5,663      5,209      3,968      5,209   (23.8)
Total nonperforming assets                         34,451     38,131     38,404     30,821     30,619     34,451     30,619    12.5
Accruing loans past due 90 days or more            20,430     19,326     15,728     16,656     13,501     20,430     13,501    51.3
Total problem assets                               54,881     57,457     54,132     47,477     44,120     54,881     44,120    24.4
Potential problem assets                           12,450      8,271     12,283     23,513      7,595     12,450      7,595    63.9
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                      6,987      7,017      7,089      7,003      7,088      6,987      7,088    (1.4)
Domestic bank offices (B):
  First Security Bank (FSB Utah + FSB Idaho)          211        211        208        209        218        211        218    (3.2)
  FSB New Mexico                                       28         28         28         28         26         28         26     7.7
  FSB Oregon                                           13         13         13         13         13         13         13     0.0
  FSB Nevada                                            8          7          7          7          8          8          8     0.0
  FSB Wyoming                                           7          7          6          6          6          7          6    16.7
Total domestic bank offices                           267        266        262        263        271        267        271    (1.5)
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in
    May 1997.
(B) On June 21, 1996, FSB Utah and FSB Idaho merged to become First Security Bank, N.A.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1997       1996       1996       1996       1996       1997       1996    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities                        168,094    130,319    159,258    172,737    328,072    168,094    328,072   (48.8)
Securities available for sale (AFS)             3,183,395  3,162,599  2,930,670  2,725,110  2,609,266  3,183,395  2,609,266    22.0
  Memo: fair value adjustment securities AFS        3,284      6,446    (22,927)   (15,977)    20,226      3,284     20,226
Loans, net of unearned income                   9,205,427  9,125,014  8,800,072  8,534,146  8,254,010  9,205,427  8,254,010    11.5
Reserve for loan losses                          (134,272)  (133,885)  (133,706)  (130,816)  (130,063)  (134,272)  (130,063)    3.2
Deferred taxes on leases                         (183,598)  (177,841)  (172,614)  (166,840)  (164,953)  (183,598)  (164,953)   11.3
Total interest-earning assets, excl. fair value
  adjust securities AFS & defer taxes on leases12,427,261 12,339,265 11,807,137 11,375,936 11,154,064 12,427,261 11,154,064    11.4
Intangible assets                                 170,857    163,470    158,718    157,979    150,022    170,857    150,022    13.9
Total assets                                   14,009,082 13,825,829 13,153,786 12,718,595 12,474,704 14,009,082 12,474,704    12.3
Noninterest-bearing deposits                    1,895,233  1,912,222  1,780,120  1,755,868  1,708,154  1,895,233  1,708,154    11.0
Interest-bearing deposits                       7,264,138  7,260,035  7,158,996  7,019,739  6,938,872  7,264,138  6,938,872     4.7
Total deposits                                  9,159,371  9,172,257  8,939,116  8,775,607  8,647,026  9,159,371  8,647,026     5.9
Short-term borrowed funds                       2,412,952  2,388,089  2,073,144  1,918,772  1,817,625  2,412,952  1,817,625    32.8
Long-term debt                                    950,850    831,910    771,128    691,766    691,535    950,850    691,535    37.5
Total interest-bearing liabilities             10,627,940 10,480,034 10,003,268  9,630,277  9,448,032 10,627,940  9,448,032    12.5
Minority equity in subsidiaries                       341        332        319        312        311        341        311     9.6
Preferred stockholders' equity                        535        543        550        557        566        535        566    (5.5)
Common stockholders' equity                     1,142,557  1,105,649  1,073,952  1,044,724  1,044,601  1,142,557  1,044,601     9.4
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                134,428    133,853    133,678    130,653    129,982    134,428    129,982     3.4
Loans (charged off):
  Commercial                                       (1,470)      (761)    (1,918)    (1,989)    (1,139)    (1,470)    (1,139)   29.1
  Real estate term                                   (455)      (415)      (315)      (186)      (145)      (455)      (145)  213.8
  Real estate construction                            (76)      (138)      (157)       (19)         0        (76)         0     NM
  Consumer credit card & related                   (3,343)    (3,613)    (3,641)    (3,054)    (2,992)    (3,343)    (2,992)   11.7
  Consumer auto & other                           (14,686)   (13,422)    (9,406)    (8,658)   (10,053)   (14,686)   (10,053)   46.1
  Leases                                                0          0        (91)       285       (796)         0       (796) (100.0)
Total loans (charged off)                         (20,030)   (18,349)   (15,528)   (13,621)   (15,125)   (20,030)   (15,125)   32.4
Recoveries on loans charged off:
  Commercial                                        1,387      2,372      1,592        930      1,641      1,387      1,641   (15.5)
  Real estate term                                    269       (373)        21        511        709        269        709   (62.1)
  Real estate construction                              4        698        134          8          7          4          7   (42.9)
  Consumer credit card & related                      617        717        497        526        535        617        535    15.3
  Consumer auto & other                             5,354      3,964      3,791      4,040      4,133      5,354      4,133    29.5
  Leases                                                0         (3)       160        126         33          0         33  (100.0)
Total recoveries of loans charged off               7,631      7,375      6,195      6,141      7,058      7,631      7,058     8.1
Net loans (charged off) recovered                 (12,399)   (10,974)    (9,333)    (7,480)    (8,067)   (12,399)    (8,067)   53.7
Provision for loan losses                          13,899     11,549      9,508     10,505      8,738     13,899      8,738    59.1
Reserve for loan losses, ending                   135,928    134,428    133,853    133,678    130,653    135,928    130,653     4.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets (ROAA)                      1.39       1.47       1.43       1.36       1.17       1.39       1.17
Tangible ROAA                                        1.53       1.58       1.60       1.51       1.30       1.53       1.30
Return on average stockholders' equity (ROAE)       17.02      18.42      17.55      16.52      13.97      17.02      13.97
Tangible ROAE                                       21.81      22.84      22.67      21.43      17.94      21.81      17.94
Net interest margin, FTE                             4.38       4.55       4.57       4.47       4.38       4.38       4.38
Net interest spread, FTE                             3.70       3.83       3.86       3.75       3.63       3.70       3.63
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     57.99      58.23      58.55      61.44      64.05      57.99      64.05
Productivity ratio (nonint exp / avg assets)         3.61       3.76       3.67       3.94       3.90       3.61       3.90
Stockholders' equity / assets [EOP]                  7.77       7.76       7.96       8.09       8.13       7.77       8.13
Stockholders' equity / assets [Avg]                  8.16       8.00       8.17       8.22       8.38       8.16       8.38
Tangible common equity / tangible assets [EOP]       6.66       6.67       6.86       6.96       6.99       6.66       6.99
Loans / deposits [EOP]                              97.42      98.13      98.46      98.11      94.56      97.42      94.56
Loans / assets [EOP]                                62.91      62.98      65.13      66.86      65.68      62.91      65.68
Reserve for loan losses [EOP] /:
  Total loans                                        1.50       1.45       1.50       1.53       1.56       1.50       1.56
  Nonaccruing loans                                445.91     403.98     400.75     531.35     514.18     445.91     514.18
  Nonaccruing + accruing loans past due 90 days    266.98     255.56     272.45     319.70     335.77     266.98     335.77
Nonaccruing loans / total loans                      0.34       0.36       0.37       0.29       0.30       0.34       0.30
Nonaccruing + accr loans past due / total loans      0.56       0.57       0.55       0.48       0.46       0.56       0.46
Nonperforming assets /:
  Total loans + other real estate                    0.38       0.41       0.43       0.35       0.37       0.38       0.37
  Total assets                                       0.24       0.26       0.28       0.24       0.24       0.24       0.24
  Total equity                                       3.08       3.34       3.51       2.92       2.95       3.08       2.95
  Total equity + reserve for loan losses             2.74       2.99       3.13       2.59       2.62       2.74       2.62
Problem assets /:
  Total loans + other real estate                    0.60       0.62       0.60       0.54       0.53       0.60       0.53
  Total assets                                       0.38       0.39       0.39       0.36       0.35       0.38       0.35
  Total equity                                       4.90       5.04       4.95       4.50       4.26       4.90       4.26
  Total equity + reserve for loan losses             4.37       4.51       4.41       4.00       3.78       4.37       3.78
Net loans charged off / average loans                0.55       0.48       0.42       0.35       0.39       0.55       0.39
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%):       FSC         FS        FSB        FSB        FSB        FSB
As of March 31, 1997                               Consol    Bank (A) NewMexico     Oregon     Nevada    Wyoming
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       8.31       7.58       6.17      10.35       6.72       9.46
Tier 1 risk-based capital ratio                     11.45      10.06      13.24      11.96      11.06      13.60
Total (Tier 1 + 2) risk-based capital ratio         14.62      11.67      14.50      13.22      12.31      14.85
Tier 1 risk-based capital ($)                   1,191,756    857,694    116,509     45,982     33,107     19,216
Total (Tier 1 + 2) risk-based capital ($)       1,521,973    994,842    127,606     50,791     36,874     20,995
Total risk-based assets - loan loss reserve ($)10,411,667  8,521,903    880,243    384,334    299,435    141,336
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A)

For the Three Months Ended March 31, 1997 and 1996
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1997        1996   1997   1996                                                    1997      1996  1997-96   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     52,977     136,194   4.92   5.38  Federal funds sold & securities purchased          652     1,833   (1,181)  (1,120)     (61)
      4,250      11,701   5.27   6.73  Interest-bearing deposits in other banks            56       197     (141)    (125)     (16)
    168,094     328,072   5.75   5.54  Trading account securities                       2,415     4,546   (2,131)  (2,217)      86
  3,180,111   2,589,040   6.67   6.48  Securities AFS - amortized cost                 53,009    41,945   11,064    9,576    1,488
                                       Loans, net of unearned income &
  9,021,829   8,089,057   9.14   9.24    deferred taxes on leases (B)                 206,056   186,924   19,132   21,555   (2,423)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 12,427,261  11,154,064   8.44   8.44  TOTAL INTEREST-EARNING ASSETS / INCOME         262,188   235,445   26,743   27,669     (926)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    648,210   1,088,096   2.84   1.82  Interest-bearing demand accounts                 4,600     4,957     (357)  (2,004)   1,647
  2,958,162   2,471,752   3.05   3.70  Savings & money market accounts                 22,541    22,884     (343)   4,503   (4,846)
    776,641     679,424   5.48   5.85  Time deposits of $100,000 or more               10,647     9,940      707    1,422     (715)
  2,881,125   2,699,600   5.56   5.88  Other time deposits                             40,016    39,703      313    2,670   (2,357)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  7,264,138   6,938,872   4.28   4.47  TOTAL INTEREST-BEARING DEPOSITS                 77,804    77,484      320    6,591   (6,271)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  2,133,464   1,539,823   5.03   5.06  Federal funds purchased & securities sold       26,807    19,472    7,335    7,507     (172)
    279,488     277,802   6.40   7.02  Other short-term borrowings                      4,469     4,877     (408)      30     (438)
    950,850     691,535   7.10   6.65  Long-term debt                                  16,882    11,503    5,379    4,313    1,066
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 10,627,940   9,448,032   4.74   4.80  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   125,962   113,336   12,626   18,441   (5,815)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.44   8.44  Interest income / earning assets
                          4.06   4.06  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.38   4.38  Net interest income / earning assets           136,226   122,109   14,117    9,228    4,889
                                       Less fully taxable equivalent adjustment         2,007     2,333     (326)
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONSOLIDATED
                                         STATEMENTS OF INCOME                         134,219   119,776   14,443
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

Notes:
See "Notes to Condensed Consolidated Financial Statements".
(A) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997 and 1996.
(B) Loans include nonaccruing and renegotiated loans.
    Interest on loans includes fees of $7,705 and $5,014 for the 1997 and 1996 quarters, respectively.

FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited)
                                             March 31 %Total December 31 %Total    March 31 %Total  Mar/Mar
                                                 1997  Loans        1996  Loans        1996  Loans     %Chg
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial                     1,859,287   20.5   1,654,239   17.9   1,599,420   19.1     16.2
Agricultural                                  271,611    3.0     312,402    3.4     230,907    2.8     17.6
Other commercial                              123,636    1.4     185,973    2.0     100,529    1.2     23.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      2,254,534   24.9   2,152,614   23.2   1,930,856   23.1     16.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term              1,400,072   15.4   1,459,534   15.8   1,489,226   17.8     (6.0)
1 to 4 family residential home equity         460,086    5.1     471,109    5.1     454,402    5.4      1.3
1 to 4 family residential construction        361,700    4.0     349,771    3.8     257,159    3.1     40.7
Commercial & other term                       885,503    9.7     904,135    9.8     953,505   11.4     (7.1)
Commercial & other construction               197,916    2.2     190,791    2.1     223,406    2.6    (11.4)
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             3,305,277   36.4   3,375,340   36.4   3,377,698   40.3     (2.1)
  Memo: Total real estate term              2,745,661   30.3   2,834,778   30.6   2,897,133   34.6     (5.2)
  Memo: Loans held for sale
    included in total real estate term        264,267    2.9     330,032    3.6     409,948    4.9    (35.5)
  Memo: Total real estate construction        559,616    6.1     540,562    5.8     480,565    5.7     16.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit card & related                         292,610    3.2     307,622    3.3     288,701    3.5      1.4
Auto & other consumer                       2,373,788   26.2   2,674,283   28.9   2,297,506   27.4      3.3
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,666,398   29.4   2,981,905   32.2   2,586,207   30.9      3.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES                                  843,058    9.3     752,623    8.1     480,299    5.7     75.5
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME               9,069,267  100.0   9,262,482  100.0   8,375,060  100.0      8.3
  Memo: Unearned income                       (80,897)           (67,396)           (32,416)          149.6
Reserve for loan losses                      (135,928)          (134,428)          (130,653)            4.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                            8,933,339          9,128,054          8,244,407             8.4
========================================= =========== ====== =========== ====== =========== ====== ========

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of FSCO's 1996 Form 10-K Annual Report, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the S.E.C..
   Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases previously reported will have a material adverse impact on the business or assets of FSCO.


Item 4. Submission of Matters to a Vote of Security Holders
   FSCO held its Annual Shareholders' Meeting on April 21, 1997. After restating for the 3-for-2 common stock split, the shares voted (by proxy and in person) and shares outstanding were as follows:
      Shares:                        Voted    Voted %        Outstanding
      Preferred stock                5,717   56.2808%             10,158
      Common stock              93,587,283   83.2477%        112,420,203
      Total                     93,593,000   83.2453%        112,430,361
   Votes were taken on the following Shareholder Proposals, described in FSCO's Proxy Statement dated March 15, 1997:
   * Shareholder Proposal #1 "To elect a Board of Directors to serve for the ensuing year". All current members of the Board of Directors, except Elder David B. Haight who retired from the Board, and Dr. Arthur K. Smith who did not stand for re-election but who has no disagreement with management over any issue, were nominated for re-election by Management. After restating for the 3-for-2 common stock split, the results of this vote were as follows:
                                     Votes      Votes      Votes   Votes For /
      Nominee:                        For:   Against:   Abstain:  Total Voted:
      JAMES C. BEARDALL         93,297,286     52,734    242,980       99.6840
      RODNEY H. BRADY           93,275,933     89,810    227,257       99.6612
      JAMES E. BRUCE            93,270,043     64,245    258,712       99.6549
      THOMAS D. DEE II          93,256,618     66,349    270,034       99.6406
      SPENCER F. ECCLES         93,303,856     62,970    226,174       99.6911
      MORGAN J. EVANS           93,324,070     38,220    230,710       99.7127
      DR. DAVID P. GARDNER      93,211,972    110,510    270,518       99.5929
      ROBERT H. GARFF           93,246,912    102,121    243,967       99.6302
      JAY DEE HARRIS            93,195,713    122,186    275,101       99.5755
      ROBERT T. HEINER          92,992,793    361,341    238,866       99.3587
      KAREN H. HUNTSMAN         93,267,081     69,719    256,200       99.6518
      G. FRANK JOKLIK           93,219,983    102,137    270,880       99.6014
      B. Z. KASTLER             93,176,987    136,244    279,769       99.5555
      JOSEPH G. MALOOF          93,315,704     44,835    232,461       99.7037
      SCOTT S. PARKER           93,293,693     58,089    241,218       99.6802
      JAMES L. SORENSON         93,119,826    159,563    313,611       99.4944
      HAROLD J STEELE           93,245,807     84,956    262,237       99.6290
      JAMES R. WILSON           93,325,080     45,065    222,855       99.7137
   * Shareholder Proposal #2 "To review and approve the Comprehensive Management Incentive Plan as required under Section 162(m) of the Internal Revenue Code". The results of this vote were as follows:
                                     Votes      Votes      Votes   Votes For /
                                      For:   Against:   Abstain:  Total Voted:
      SHAREHOLDER PROPOSAL #2   86,362,302  6,793,909    436,789       92.2743

Item 6. Exhibits, and Reports on Form 8-K
   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
      Exhibit 27. Financial Data Schedule
   (b). Reports on Form 8-K:
      1. On March 25, 1997, FSCO filed a report on Form 8-K disclosing an underwriting agreement and a pooling and servicing agreement relating to the sale and securitization of $300 million of auto loans originated by FSCO bank subsidiaries.
      2. On May 5, 1997, FSCO filed a report on Form 8-K, reporting that "on April 21, 1997, First Security Corporation issued a press release announcing a 3-for-2 common stock split and an increase in the quarterly cash dividend".

                                    # # #

SIGNATURES

FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION
by
[SIGNED]                                                  May 9, 1997
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President, Finance and Capital Markets and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                    # # #