Form 10-Q
period 1997-06-30
FIRST SECURITY CORP /UT/
filed 1997-08-13
CIK 312367

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                   June 30, 1997
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

                           Yes [X]       No [ ]

   As of July 31, 1997, outstanding shares of Common Stock, par value $1.25, were 115,862,383 (net of 2,822,469 treasury shares).


FIRST SECURITY CORPORATION - INDEX

Part I. Financial Information
  Item 1. Financial Statements:
    Consolidated Statements of Income
      Three Months and Year-To-Date Six Months Ended June 30, 1997 and 1996 Consolidated Balance Sheets
      June 30, 1997, December 31, 1996, and June 30, 1996
    Condensed Consolidated Statements of Cash Flows
      Year-To-Date Six Months Ended June 30, 1997 and 1996
    Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of
      Results of Operations and Financial Condition:
    Highlights
    Analysis of Statements of Income
      Summary
      Net Interest Income and Margin
      Provision For Loan Losses
      Noninterest Income
      Noninterest Expenses
    Analysis of Balance Sheets
      Summary
      Interest-Earning Assets and Asset Quality
        Trading Account Securities and Other Interest-Earning Assets Investment Securities
        Loans
        Problem Assets and Potential Problem Assets
        Reserve For Loan Losses
        Provision For Loan Losses
      Asset/Liability Management
        Liquidity
        Interest Rate Risk
      Stockholders' Equity and Capital Adequacy
      Common Stock
    Mergers And Acquisitions
    Corporate Structure
    National and Regional Economy
    Supplemental Tables:
      Financial Highlights, Risk-Based Capital Ratios
      Volume/Rate Analysis
      Loans

Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11. Computation of Earnings Per Share

Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited)
                                                             Three Months                          Year-To-Date Six Months
For the Periods Ended June 30, 1997 and 1996                 1997      1996      $Chg    %Chg      1997      1996      $Chg    %Chg
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
INTEREST INCOME:
Interest & fees on loans                                  218,884   193,035    25,849    13.4   424,385   378,707    45,678    12.1
Federal funds sold & securities purchased                     550     1,070      (520)  (48.6)    1,202     2,903    (1,701)  (58.6)
Interest-bearing deposits in other banks                       11       147      (136)  (92.5)       67       344      (277)  (80.5)
Trading account securities                                  5,361     2,010     3,351   166.7     7,759     6,548     1,211    18.5
Securities available for sale                              54,833    43,161    11,672    27.0   106,407    84,033    22,374    26.6
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL INTEREST INCOME                                     279,639   239,423    40,216    16.8   539,820   472,535    67,285    14.2
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
INTEREST EXPENSE:
Deposits                                                   80,845    76,809     4,036     5.3   158,649   154,293     4,356     2.8
Short-term borrowings                                      39,973    24,573    15,400    62.7    71,249    48,922    22,327    45.6
Long-term debt                                             17,209    12,141     5,068    41.7    34,091    23,644    10,447    44.2
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL INTEREST EXPENSE                                    138,027   113,523    24,504    21.6   263,989   226,859    37,130    16.4
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NET INTEREST INCOME                                       141,612   125,900    15,712    12.5   275,831   245,676    30,155    12.3
Provision for loan losses                                  13,924    10,505     3,419    32.5    27,823    19,243     8,580    44.6
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       127,688   115,395    12,293    10.7   248,008   226,433    21,575     9.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                        21,985    19,628     2,357    12.0    42,379    37,067     5,312    14.3
Other service charges, collections, commissions, & fees    11,644    12,408      (764)   (6.2)   22,930    23,138      (208)   (0.9)
Bankcard servicing fees & third-party processing fees       7,726     7,277       449     6.2    15,734    13,774     1,960    14.2
Insurance commissions & fees                                4,056     3,806       250     6.6     8,606     7,290     1,316    18.1
Mortgage banking activities                                26,556    27,476      (920)   (3.3)   49,349    49,192       157     0.3
Mortgage banking activities MSR amortization               (4,227)   (3,775)     (452)  (12.0)   (8,091)   (6,587)   (1,504)  (22.8)
Trust (fiduciary) commissions & fees                        6,293     6,027       266     4.4    12,037    11,206       831     7.4
Trading account securities gains (losses)                     157       751      (594)  (79.1)      934     1,563      (629)  (40.2)
Securities available for sale gains (losses)                2,259       764     1,495   195.7     2,864       764     2,100   274.9
Other                                                       3,728     1,352     2,376   175.7    12,151     4,868     7,283   149.6
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL NONINTEREST INCOME                                   80,177    75,714     4,463     5.9   158,893   142,275    16,618    11.7
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL INCOME                                              207,865   191,109    16,756     8.8   406,901   368,708    38,193    10.4
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                               69,542    63,889     5,653     8.8   134,625   131,918     2,707     2.1
Advertising                                                 1,512     3,245    (1,733)  (53.4)    4,185     4,745      (560)  (11.8)
Amortization of intangibles                                 2,110     2,066        44     2.1     4,083     4,027        56     1.4
Bankcard interbank interchange                              7,374     6,100     1,274    20.9    14,586    10,517     4,069    38.7
Furniture & equipment                                      11,052    10,170       882     8.7    20,701    18,869     1,832     9.7
Insurance                                                   1,730     1,678        52     3.1     2,994     3,442      (448)  (13.0)
Occupancy, net                                              8,344     7,165     1,179    16.5    16,069    14,512     1,557    10.7
Other real estate expense & loss provision (recovery)         158       (33)      191   578.8       894      (268)    1,162   433.6
Postage                                                     2,508     2,881      (373)  (12.9)    5,204     6,298    (1,094)  (17.4)
Stationery & supplies                                       4,007     4,628      (621)  (13.4)    8,026     9,369    (1,343)  (14.3)
Telephone                                                   3,810     3,506       304     8.7     7,924     6,648     1,276    19.2
Other                                                      19,620    19,291       329     1.7    37,131    35,361     1,770     5.0
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL NONINTEREST EXPENSES                                131,767   124,586     7,181     5.8   256,422   245,438    10,984     4.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                   76,098    66,523     9,575    14.4   150,479   123,270    27,209    22.1
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
PROVISION FOR INCOME TAXES:
Operating earnings                                         26,223    23,315     2,908    12.5    52,389    43,772     8,617    19.7
Securities available for sale gains (losses)                  894       280       614   219.3     1,124       280       844   301.4
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL PROVISION FOR INCOME TAXES                           27,117    23,595     3,522    14.9    53,513    44,052     9,461    21.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------

NET INCOME                                                 48,981    42,928     6,053    14.1    96,966    79,218    17,748    22.4
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

Dividend requirement of preferred stock                         8         8         0     0.0        16        16         0     0.0
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
Net Income Applicable To Common Stock                      48,973    42,920     6,053    14.1    96,950    79,202    17,748    22.4
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
Common stock dividend                                      19,055    16,021     3,034    18.9    36,301    31,995     4,306    13.5
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
EARNINGS PER COMMON SHARE:
Earnings per common share: primary                           0.42      0.37      0.05    13.5      0.84      0.68      0.16    23.5
Earnings per common share: fully diluted                     0.42      0.37      0.05    13.5      0.83      0.68      0.15    22.1
Common shares: primary [Avg]                              115,638   115,824      (186)   (0.2)  115,902   115,785       117     0.1
Common shares: fully diluted [Avg]                        115,915   116,114      (199)   (0.2)  116,179   116,077       102     0.1
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                 0.79      0.79      0.00     0.0      1.58      1.58      0.00     0.0
Common stock dividend                                        0.17      0.14      0.03    21.4      0.32      0.28      0.04    15.5
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

See "Notes to Consolidated Financial Statements".


FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited)
                                                                                June 30 December 31     June 30     Jun/Jun Jun/Jun
                                                                                   1997        1996        1996       $ Chg   % Chg
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks                                                           841,097     937,144     781,634      59,463     7.6
Federal funds sold & securities purchased under resale agreements               240,558     223,235      86,029     154,529   179.6
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Cash & Cash Equivalents                                                 1,081,655   1,160,379     867,663     213,992    24.7
Interest-bearing deposits in other banks                                            600      31,617       6,266      (5,666)  (90.4)
Trading account securities                                                      274,014     447,486     150,529     123,485    82.0
Securities available for sale, at fair value                                  3,457,692   3,150,276   2,715,770     741,922    27.3
  (Amortized cost: $3,456,117; $3,148,622; and $2,735,771; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income                                                10,093,820   9,262,482   8,716,400   1,377,420    15.8
  (Unearned income: $96,826; $67,396; and $45,357; respectively)
Reserve for loan losses                                                        (141,637)   (134,428)   (133,678)     (7,959)    6.0
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Loans, Net                                                              9,952,183   9,128,054   8,582,722   1,369,461    16.0
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net                                                       263,305     233,497     221,165      42,140    19.1
Accrued income receivable                                                        90,993      89,595      81,071       9,922    12.2
Other real estate                                                                 4,768       4,855       5,663        (895)  (15.8)
Other assets                                                                    299,708     292,486     248,167      51,541    20.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill                                                                        156,403      89,142      92,821      63,582    68.5
Mortgage servicing rights                                                        88,438      78,586      62,518      25,920    41.5
Other intangible assets                                                           1,787       2,051       2,243        (456)  (20.3)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Intangible Assets                                                         246,628     169,779     157,582      89,046    56.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL ASSETS                                                                 15,671,546  14,708,024  13,036,598   2,634,948    20.2
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing                                                 2,217,107   2,198,348   1,857,593     359,514    19.4
Deposits: interest-bearing                                                    7,602,574   7,240,915   7,027,120     575,454     8.2
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Deposits                                                                9,819,681   9,439,263   8,884,713     934,968    10.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements         2,974,381   2,542,592   1,796,266   1,178,115    65.6
U.S. Treasury demand notes                                                       20,002       8,885      34,321     (14,319)  (41.7)
Other short-term borrowings                                                     288,939     279,156     218,487      70,452    32.2
Accrued income taxes                                                            217,933     187,638     145,269      72,664    50.0
Accrued interest payable                                                         37,455      41,442      45,136      (7,681)  (17.0)
Other liabilities                                                                91,248     124,003     133,833     (42,585)  (31.8)
Long-term debt                                                                  959,897     944,055     723,728     236,169    32.6
Minority equity in subsidiaries                                                       0         342         319        (319) (100.0)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES                                                            14,409,536  13,567,376  11,982,072   2,427,464    20.3
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                            531         540         553         (22)   (4.0)
  (Shares issued: 10; 10; and 11; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock:  par value $1.25                                                  148,156     143,007     142,640       5,516     3.9
  (Shares issued: 118,525; 114,405; and 114,112; respectively)
Paid-in surplus                                                                 179,057      82,729      76,849     102,208   133.0
Retained earnings                                                               984,016     923,375     857,665     126,351    14.7
Net unrealized gain (loss) on securities available for sale (net of taxes)        1,236         877     (12,638)     13,874  (109.8)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Subtotal                                                                      1,312,465   1,149,988   1,064,516     247,949    23.3
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost                                                  (50,986)     (9,880)    (10,543)    (40,443)  383.6
  (Shares: 2,662; 846; and 912; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Common Stockholders' Equity                                             1,261,479   1,140,108   1,053,973     207,506    19.7
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL STOCKHOLDERS' EQUITY                                                    1,262,010   1,140,648   1,054,526     207,484    19.7
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     15,671,546  14,708,024  13,036,598   2,634,948    20.2
=========================================================================== =========== =========== =========== =========== =======

See "Notes to Consolidated Financial Statements".


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

For the Six Months Ended June 30,                                                           1997           1996
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                                   263,194        652,855
--------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale                          279,978         35,021
Redemption of matured investment securities available for sale                           382,134        524,183
Purchases of investment securities available for sale                                   (852,505)      (693,835)
Net (increase) decrease in interest-bearing deposits in other banks                       31,117         15,297
Net (increase) decrease in loans                                                        (710,943)      (530,801)
Purchases of premises and equipment                                                      (13,280)       (15,361)
Proceeds from sales of other real estate                                                   2,708          2,106
Payments to improve other real estate                                                     (1,030)        (1,957)
Net cash (paid for) received from acquisitions                                            32,298              0
--------------------------------------------------------------------------------- -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (849,523)      (665,347)
--------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                      146,165        111,071
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes                            403,636       (140,766)
Proceeds from issuance of nonrecourse debt on leveraged leases                            17,190              0
Proceeds (payments) on nonrecourse debt on leveraged leases                              (11,664)       (23,470)
Proceeds from issuance of long-term debt and short-term borrowings                        74,313        107,149
Payments on long-term debt and short-term borrowings                                     (48,688)      (112,791)
Proceeds from issuance of common stock and sales of treasury stock                         5,858          6,006
Purchases of treasury stock                                                              (42,888)        (1,765)
Dividends paid                                                                           (36,317)       (32,012)
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      507,605        (86,578)
--------------------------------------------------------------------------------- -------------- --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (78,724)       (99,070)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,160,379        966,733
--------------------------------------------------------------------------------- -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               1,081,655        867,663
================================================================================= ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------- -------------- --------------
CASH PAID (RECEIVED) FOR:
  Interest                                                                               267,976        230,460
  Income taxes                                                                            19,972         12,342
================================================================================= ============== ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred shares to common shares:
    Preferred shares converted (not rounded)                                                 151            338
    Common shares issued (not rounded)                                                     4,120          8,061
    Conversion value                                                                           8             18
Transfer of loans to other real estate                                                     2,062          1,318
Net unrealized gain (loss) on securities available for sale
  included in stockholders' equity                                                           359        (27,185)
Acquisitions:
  Assets acquired                                                                        369,829              0
  Liabilities assumed                                                                    272,768              0
  FSCO shares issued (not rounded)                                                     3,574,159              0
================================================================================= ============== ==============

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of management, the accompanying unaudited consolidated financial statements of First Security Corporation (FSCO) contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, FSCO's: results of operations for the three months and the year-to-date six months in the periods ended June 30, 1997 and 1996; financial position as of June 30, 1997, December 31, 1996, and June 30, 1996; and cash flows for the year-to-date six months in the periods ended June 30, 1997 and 1996.

   2. FSCO's results of operations for the three months and the year-to-date six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

   3. ALL COMMON STOCK AND EARNINGS PER SHARE DATA IN THIS REPORT REFLECT A 3-FOR-2 COMMON STOCK SPLIT IN THE FORM OF A 50% STOCK DIVIDEND PAID IN MAY 1997.

   4. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, as well as Federal funds sold and securities purchased under resale agreements.

   5. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase transactions and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition, from 3 acquisitions completed in year-to-date 1997 (see:
MDA "Mergers and Acquisitions").
   * Effective January 1, 1997, FS Insurance acquired Olson & Haig Employee Benefits Inc./SKI-MED, a developer of specialty benefit, group health, and incentive programs.
   * On March 31, 1997, CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P., with 15 offices located in 11 states and which originated $2.7 billion in mortgage loans during 1996. Harbourton Mortgage was previously a subsidiary of Harbourton Financial Services, L.P. (NYSE: HBT).
   * On June 30, 1997, American Bancorp of Nevada (ABN), headquartered in Las Vegas, Nevada, was acquired and merged into FSCO, and its wholly owned subsidiary American Bank of Commerce, with 5 branches, total assets of $304 million, total loans of $146 million, and total deposits of $234 million, was merged into FSCO's First Security Bank of Nevada (FSB Nevada).
   Pro forma results of operations for 1997 and 1996, as if the above companies purchased had combined at the beginning of the periods, are not presented because the effect was not material.

   6. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 "Earnings Per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
   SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. It requires restatement of all prior period EPS data presented. The adoption of SFAS No. 128 is not expected to have a material impact on FSCO.
   FSCO's pro-forma basic EPS, reflecting the 3-for-2 common stock split, were $0.86 for the first six months of 1997, up $0.16 or 22.9% from $0.70 for the year-ago period, and were $0.44 for the second quarter of 1997, up $0.06 or 15.8% from $0.38 for the year-ago quarter.

   7. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.
   SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact on FSCO of the adoption of SFAS No. 130 has not yet been fully determined.

   8. In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. It supersedes SFAS No. 14 but retains the requirement to report information about major customers. It amends SFAS No. 94 to remove the special disclosure requirements for previously unconsolidated subsidiaries.
   SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. It need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS No. 131 will result in additional disclosures but is not expected to have a material impact on FSCO's results of operations or financial condition.

   9. On January 31, 1997, the Securities and Exchange Commission (SEC) issued final rules to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments, etc. Included is Rule 210.4-08(n) of Regulation S-X "Accounting policies for certain derivative instruments" which is effective, and disclosures under that rule are required, for filings with the SEC that include financial statements for fiscal periods ending after June 15, 1997.
   Derivative products used by FSCO include financial futures, option contracts, interest rate swaps, caps, floors, and interest rate corridors.
   Financial futures are accounted for by daily recording the net change in the futures contract value. This value is settled daily in cash. Net gains or losses resulting from FSCO's daily settlements are included with the trading account securities gains (losses) in the consolidated statements of income.
   Options contracts are marked to market monthly with net gains or losses recognized currently in trading securities gains (losses) in the consolidated statements of income. Cash is exchanged with the counterparties on the option contracts' settlement date.
   Interest rate swaps, caps, floors, and corridors are used in FSCO's interest rate risk management activities and are classified as hedges or matched transactions, i.e. these derivative products can be identified as hedging a specific asset or liability and, therefore, are accounted for using settlement or hedge accounting. FSCO has established policies and procedures which govern the use of these derivative products. In addition, FSCO regularly reviews these derivatives for effectiveness, market risk, and counterparty credit exposure. These derivative agreements are designated with the principal balance and term of specific debt obligations or loan balances. Net income / expense is recognized in net interest income in the consolidated statements of income. Gains and losses on termination of these derivative agreements are deferred as an adjustment to the carrying amount of the outstanding assets or liabilities and amortized as an adjustment to interest expense or income over the remaining term of the original contract life of the terminated derivative agreement. In the event of the early extinguishment of a designated asset or debt obligation, any realized or unrealized gain or loss from the derivative agreement would be recognized in income coincident with the extinguishment. FSCO's policies regarding its use of settlement or hedge accounting were discussed in greater detail in FSCO's 1996 Form 10-K (hereby incorporated by reference).

                                    # # #

PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (MDA)


HIGHLIGHTS

Highlights for First Security Corporation (FSCO) for the first six months and the second quarter of 1997, compared to corresponding periods in 1996, included:
RESULTS OF OPERATIONS
* Net income of $97.0 million for the year to date, up $17.7 million or 22.4%, and $49.0 million for the quarter, up $6.1 million or 14.1%.
* Fully diluted earnings per share of $0.83 for the year to date, up $0.15 or 22.1%, and $0.42 for the quarter, up $0.05 or 13.5%.
* Net interest income FTE of $279.7 million for the year to date, up $30.5 million or 12.2%, and $143.5 million for the quarter, up $16.4 million or 12.9%.
* Consolidated operating expense ratio was 58.47% for the year to date and 58.92% for the quarter.
FINANCIAL CONDITION AT JUNE 30, 1997
* Record total assets of $15.7 billion, up $2.6 billion or 20.2%.
* Record interest-earning assets of $14.1 billion, up $2.4 billion or 20.5%.
* Stockholders' equity of $1.3 billion, up $207 million or 19.7%.
* Asset quality: ratio of total problem assets to total loans & ORE at 0.60%.
* Ratio of reserve to total loans at 1.40%.
* Ratio of reserve to nonaccruing loans at 399.54%.
* All equity and risk-based capital ratios continue to exceed regulatory requirements for "well capitalized" status.
OTHER HIGHLIGHTS
* FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend paid May 15, 1997, to shareholders of record May 12, 1997 (all common stock and earnings per share data in this report reflect this split).
* First Security Bank of Oregon was merged into First Security Bank, N.A.
* American Bancorp of Nevada was acquired and merged into FSCO.


ANALYSIS OF STATEMENTS OF INCOME

SUMMARY
[NOTE: ALL COMMON STOCK AND EARNINGS PER SHARE DATA REFLECT A 3-FOR-2 COMMON STOCK SPLIT IN THE FORM OF A 50% STOCK DIVIDEND PAID IN MAY 1997.]
   FSCO's net income totaled $97.0 million for year-to-date 1997, up $17.7 million or 22.4% from $79.2 million earned in the corresponding year-to-date 1996 period (see: Financial Statements "Consolidated Income Statements"; and MDA Supplemental Tables "Financial Highlights"). This net income generated a 1.36% return on average assets (ROAA) and a 17.16% return on average equity
(ROAE) for year-to-date 1997, up from a 1.26% ROAA and a 15.24% ROAE for the 1996 period. Fully diluted earnings per share were $0.83 for year-to-date 1997, up $0.15 or 22.1% from $0.68 for the year-ago period. The tangible ROAA was 1.51%, the tangible ROAE was 22.15%, and tangible fully diluted earnings per share were $0.91 for year to date 1997, compared with a 1.41% tangible ROAA, a 19.68% tangible ROAE, and tangible fully diluted earnings per share of $0.75 for the year-ago period.
   Net income was $49.0 million for the second quarter of 1997, up $6.1 million or 14.1% from $42.9 million earned in the second quarter of 1996.
This net income generated a 1.34% ROAA and a 17.30% ROAE for the quarter, compared with a 1.36% ROAA and a 16.52% ROAE for the year-ago quarter. Fully diluted earnings per share were $0.42 for the quarter, up $0.05 or 13.5% from $0.37 for the year-ago quarter. The tangible ROAA was 1.48%, the tangible ROAE was 22.48%, and tangible fully diluted earnings per share were $0.46 for the second quarter of 1997, compared with a 1.51% tangible ROAA, a 21.43% tangible ROAE, and tangible fully diluted earnings per share of $0.41 for the year-ago quarter.

NET INTEREST INCOME AND MARGIN
   FSCO's net interest income on a fully taxable equivalent (FTE) basis totaled $279.7 million for year-to-date 1997, up $30.5 million or 12.2% from the year-ago period, and was $143.5 million for the second quarter of 1997, up $16.4 million or 12.9% from the year-ago quarter (see: MDA Supplemental Tables "Financial Highlights" and "Volume/Rate Analysis"). These increases were due primarily to volume growth of loans and other interest-earning assets, inclusive of the impact of the securitization and sale of $300 million of direct and indirect auto loans during the first quarter of 1997 and the sale of $99 million of mortgage loans in the second quarter of 1997, partially offset by volume growth of average interest-bearing liabilities.
   The net interest margin was 4.38% for year-to-date 1997, down 4 basis points from the year-ago period, and was 4.37% for the second quarter of 1997, down 10 basis points from the year-ago quarter. These decreases were due to the combined impact of: volume growth on interest-bearing deposits; increased short term borrowed funds; and $300 million of long-term debt issued in the fourth quarter of 1996 to take advantage of relatively low long-term interest rates. On a linked-quarter basis, the net interest margin for the second quarter of 1997 remained essentially unchanged from the first quarter of 1997.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses totaled $27.8 million for year-to-date 1997, up $8.6 million or 44.6% from the year-ago period, and was $13.9 million for the second quarter of 1997, up $3.4 million or 32.5% from the year-ago quarter (see: MDA "Interest-Earning Assets and Asset Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income totaled $158.9 million for year-to-date 1997, up $16.6 million or 11.7% from the year-ago period, and was $80.2 million for the second quarter of 1997, up $4.5 million or 5.9% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). These increases were the result of FSCO's continued emphasis on increasing and diversifying sources of noninterest income from service charges on accounts, bankcard servicing income, insurance income, trust income, and gains on the ongoing sale of loans and loan servicing. These gains included a $6.0 million gain on the securitization and sale of $300 million of auto loans and a $2.5 million gain on the sale of servicing rights for $500 million of real estate loans in the first quarter of 1997, and a $1.6 million gain on the sale of $99 million of mortgage loans in the second quarter of 1997.

NONINTEREST EXPENSES
   FSCO's noninterest expenses totaled $256.4 million for year-to-date 1997, up $11.0 million or 4.5% from the year-ago period, and were $131.8 million for the second quarter of 1997, up $7.2 million or 5.8% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). These increases were due to: higher salaries and employee benefits expense resulting from additions to loan production personnel in order to meet very strong loan demand; volume growth in bankcard interbank expense; increased depreciation and rent on furniture, equipment, and occupancy expenses; and increases in other real estate, telephone, and other expenses. These increases were partially offset by material reductions in advertising, insurance, postage, and stationary and supplies expenses.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was reduced to 58.47% for year-to-date 1997, an improvement of 423 basis points from the year-ago period, and was 58.92% for the second quarter of 1997, which was 252 basis points better than the year-ago quarter.
   CrossLand Mortgage has a higher operating expense ratio than FSCO's bank subsidiaries, due to its labor intensive business of originating, selling, and servicing mortgage loans. Excluding the impact of CrossLand Mortgage, FSCO's "core" efficiency ratio was 55.64% for year-to-date 1997, an improvement of 491 basis points from the year-ago period, and was 56.18% for the second quarter of 1997, which was 379 basis points better than the year-ago quarter.


ANALYSIS OF BALANCE SHEETS

SUMMARY
   FSCO's assets totaled $15.7 billion at June 30, 1997, up $2.6 billion or 20.2% from June 30, 1996, and up $1.0 billion or 6.6% from December 31, 1996. Interest-earning assets were $14.1 billion at quarter end, up $2.4 billion or 20.5% from one year ago, and up $952 million or 7.3% from year-end 1996 (see:
MDA "Interest-Earning Assets and Asset Quality").
   At June 30, 1997, FSCO considered its interest-earning asset quality to remain good, and its reserve for loan losses and its liquidity position to be adequate for the foreseeable future.
   Intangible assets were $247 million at quarter end, up from one year ago and year-end 1996 due to increased originated mortgage servicing rights from higher loan production and goodwill associated with recent acquisitions. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.
   FSCO's liabilities totaled $14.4 billion at June 30, 1997, up $2.4 billion or 20.3% from one year ago, and up $842 million or 6.2% from year end. Total interest-bearing liabilities were $11.8 billion at quarter end, up $2.0 billion or 20.9% from one year ago, and up $830 million or 7.5% from year end (see: MDA "Liquidity").
   Stockholders' equity in FSCO was $1.3 billion at June 30, 1997, up $207 million or 19.7% from one year ago, and up $121 million or 10.6% from year-end 1996 (see: MDA "Stockholders' Equity and Capital Adequacy").
   FSCO's financial condition is discussed in greater detail in the following MDA sections: "Interest-Earning Assets and Asset Quality"; "Asset/Liability Management"; and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS and ASSET QUALITY:
TRADING ACCOUNT SECURITIES AND OTHER INTEREST EARNING ASSETS
   FSCO's trading account securities portfolio was $274 million at June 30, 1997, up $123 million or 82.0% from one year ago, but down $173 million or 38.8% from year end. Fluctuations in volumes of trading account securities occur as trading opportunities change with the dynamics of the markets.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity.

INTEREST-EARNING ASSETS and ASSET QUALITY:
INVESTMENT SECURITIES
   Since December 1995, FSCO has managed its entire investment securities portfolio under the "securities available for sale" classification.
   FSCO's investment securities were $3.5 billion at June 30, 1997, up $742 million or 27.3% from one year ago, and up $307 million or 9.8% from year end, due to increased holdings of securities funded by repurchase agreements. Volatility in the SFAS No. 115 net unrealized gain (loss) on securities available for sale generally responds inversely to changes in interest rates. The recent increase in gains was due to a combination of new purchases and market value improvements.

INTEREST-EARNING ASSETS and ASSET QUALITY:
LOANS
   FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, was $10.1 billion at June 30, 1997, up $1.4 billion or 15.8% from one year ago, and up $831 million or 9.0% from year end (see: MDA Supplemental Tables "Loans" and "Financial Highlights"). This growth was the result of very strong loan demand, combined with $284 million in real estate loans added with the acquisition of Harbourton Mortgage Co., L.P. (Harbourton) and $146 million in total loans added with the acquisition of American Bancorp of Nevada (ABN), that were only slightly offset by loan securitizations and sales (see: "Notes to Consolidated Financial Statements" and MDA "Mergers and Acquisitions"). The ratio of total loans to total assets was 64.41% at quarter end, down from 66.86% one year ago, but up from 62.98% at year end. The components of FSCO's loan portfolio at June 30, 1997, compared with June 30, 1996, and December 31, 1996, respectively, are discussed below.
   * Commercial loans were $2.5 billion, up $465 million or 22.7% from one year ago, and up $358 million or 16.6% from year end. These increases were due primarily to a continued broad-based business expansion in FSCO's market areas. Commercial loans consist primarily of loans to small and medium-sized businesses and agricultural loans.
   * Real estate secured loans were $3.8 billion, up $357 million or 10.5% from one year ago, and up $398 million or 11.8% from year end. These increases were due primarily to loans added with the Harbourton and ABN acquisitions. Increases in loan production generated by seasonal factors and lower interest rates were mostly offset by higher ongoing mortgage loan sales. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells a portion in secondary markets. At June 30, 1997, $665 million of these loans were held for sale, up $237 million or 55.5% from one year ago, and up $335 million or 101.4% from year end.
   * Consumer loans were $2.9 billion, up $236 million or 8.9% from one year ago primarily due to growth in auto lending, but down $92 million or 3.1% from year end as loan growth was partially offset by the securitization and sale of $300 million of auto loans during the first quarter of 1997. FSCO remains the leading consumer lender in its primary market area. Because FSCO is significantly involved in consumer lending, it uses loan securitization as a tool to manage the size of its consumer loan portfolio.
   * Leases were $920 million, up $320 million or 53.2% from one year ago, and up $167 million or 22.2% from year end. These increases were due primarily to FSCO's growth in the auto and equipment leasing markets.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO.
However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO considered its interest-earning asset quality to remain good, as the ratio of problem assets to total loans and other real estate (ORE) was 0.60% at June 30, 1997, up slightly from 0.54% one year ago, but down slightly from 0.62% at year-end 1996, and essentially unchanged for the third quarter in a row. Problem assets totaled $60.8 million at June 30, 1997, up $13.3 million or 28.0% from one year ago, and up $3.3 million or 5.7% from year end (see:
MDA Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). The components of FSCO's problem assets at June 30, 1997, compared with June 30, 1996, and December 31, 1996, are discussed below.
   * Nonaccruing loans were $35.5 million, up $10.3 million or 40.9% from one year ago, and up $2.2 million or 6.5% from year end. The increase from one year ago included nonaccruing loans in the real estate sector and miscellaneous commercial credits, while the increase from year end was due to two agricultural credits and two residential construction projects. The majority of nonaccruing real estate loans were 1 to 4 family residential mortgage term and construction loans, which generally have a much lower rate of actual losses than other types of nonaccruing loans. The ratio of nonaccruing loans to total loans was 0.35%, compared to 0.29% for one year ago and 0.36% for year end.
   * Other real estate was $4.8 million, down $895 thousand or 15.8% from one year ago, and down $87 thousand or 1.8% from year end. These decreases were due to property sales. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $20.5 million, up $3.9 million or 23.3% from one year ago, and up $1.2 million or 6.3% from year end. The increase from one year ago included instalment, commercial real estate, and residential term real estate loans. The ratio of accruing loans past due 90 days or more to total loans was 0.20%, essentially unchanged from 0.19% one year ago and 0.21% at year end.
   FSCO's asset quality indicators remained at favorable levels in comparison to that of its peer group as reported in the March 31, 1997 Bank Holding Company Performance Report (BHCPR). As of March 31, 1997, FSCO's ratio of nonaccruing loans to total loans was 0.34%, which compared favorably with the 0.63% reported for FSCO's peer group in the BHCPR, while FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.23%, which compared favorably with the 0.27% reported for FSCO's peer group in the BHCPR.
   Potential problem loans identified by FSCO were $9.7 million, down $13.8 million or 58.6% from one year ago, but up $1.5 million or 17.8% from year end. The decrease from one year ago was due to two large commercial credits which have improved, while the increase from year end occurred primarily in commercial and agricultural loans. Potential problem loans consisted primarily of commercial loans.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks, by regulatory and accounting guidelines, and industry practices. Most specifically, FSCO follows the Comptroller of the Currency's regulations and guidelines for determining the appropriate level of the reserve for loan losses.
   FSCO's reserve for loan losses was increased to $141.6 million at June 30, 1997, up $8.0 million or 6.0% from one year ago, and up $7.2 million or 5.4% from year end 1996 (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases included:
$3.5 million in additions to the reserve over the last 12 months as FSCO responded primarily to loan growth; and $4.5 million in reserves added with the ABN acquisition (see: MDA "Mergers and Acquisitions"). FSCO will continue to build reserves as needed.
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at June 30, 1997 to be adequate to absorb estimated loan losses in the current loan portfolios. The coverage ratio of the reserve to nonaccruing loans was 399.54% at June 30, 1997, down from 531.35% one year ago, but essentially unchanged from 403.98% at year end (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios"). The ratio of the reserve to total loans was 1.40% at June 30, 1997, down from 1.53% one year ago and 1.45% at year end.
   Net loans charged off were $25.1 million for year-to-date 1997, up $9.5 million or 61.3% from the year ago period, and were $12.7 million for the second quarter of 1997, up $5.2 million or 69.4% from the year ago quarter (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases were due to higher consumer and credit card losses following national trends and an increase in the charge off of various smaller commercial credits. The annualized ratio of net loans charged off to average loans was 0.54% for 1997, up from 0.37% for the year-ago period and 0.41% for all of 1996, and was 0.53% for the second quarter of 1997, up from 0.35% for the year ago quarter.
   FSCO uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses totaled $27.8 million for year-to-date 1997, up $8.6 million or 44.6% from the year-ago period, and was $13.9 million for the second quarter of 1997, up $3.4 million or 32.5% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"; MDA "Reserve For Loan Losses"; and MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases included previously mentioned additions to the reserve totaling $3.5 million over and above net loans charged off.

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

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO maintains an adequate liquidity position in large part through stable deposits generated from its wide-spread branch network, the prudent use of debt, and from a high quality investment securities portfolio (see: MDA "Interest-Earning Assets and Asset Quality"). Maturing balances in the large loan portfolios provide flexibility in managing cash flows. Assets may also be sold or securitized in order to provide funding. The ability to redeploy these funds is an important source of medium to long term liquidity.
   Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.
   Deposits were $9.8 billion at June 30, 1997, up $935 million or 10.5% from one year ago, and up $380 million or 4.0% from year end (see: Financial Statements "Consolidated Balance Sheets"; and MDA Supplemental Tables "Volume/Rate Analysis"). These increases were due to $234 million in deposits added with the ABN acquisition (see: MDA "Mergers and Acquisitions") combined with FSCO's continued emphasis on its deposit gathering functions and the success of several deposit programs oriented to customers' needs. The ratio of loans to deposits was 102.79% at quarter end, up from 98.11% one year ago, and up from 98.13% at year end. These and other loan and liquidity ratios vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.
   Debt, which included short-term borrowings and long-term debt, totaled $4.2 billion at June 30, 1997, up $1.5 billion or 53.0% from one year ago, and up $469 million or 12.4% from year end (see: Financial Statements "Consolidated Balance Sheets"). The components of FSCO's debt at June 30, 1997, compared with June 30, 1996, and December 31, 1996, are discussed below.
   Federal funds purchased and securities sold under repurchase agreements were $3.0 billion, up $1.2 billion or 65.6% from one year ago, and up $432 million or 17.0% from year end. These increases occurred as FSCO funded approximately $500 million of loan growth generated by business-cycle opportunities in its market areas, and funded approximately $700 million of growth in investment securities through repurchase agreements.
   * All other short-term borrowed funds were $309 million, up $56 million or 22.2% from one year ago, and up $21 million or 7.3% from year end. These increases were due to maturing issues formerly classified as long-term debt.
   * Long-term debt was $960 million, up $236 million or 32.6% from one year ago, and up $16 million or 1.7% from year end. These increases included: the November 21, 1996 issuance of $150 million of 6.875% Senior Notes due in 2006; the December 23, 1996, issuance of $150 million of 8.41% Capital Income Securities due in 2026 (see "Stockholders' Equity and Capital Adequacy"); and new Federal Home Loan Bank borrowings. These increases were partially offset by the ongoing maturity of existing long-term debt.

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK
   During the 12 months ended June 30, 1997, FSCO continued to maintain a relatively neutral interest rate risk position and a conservative balance
sheet.   As of June 30, 1997, FSCO exhibited a slight asset sensitivity at the one-year time frame and minimal overall interest rate risk.
   During the 12-month period, a strong regional economy resulted in loan growth of $1.4 billion, while successful deposit promotions helped to generate deposit growth of $935 million, which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized external funding sources to support a portion of its asset growth, including the issuance of $150 million of 6.875% Senior Notes and the issuance of $150 million of 8.41% Capital Income Securities (see: MDA "Asset/Liability Management - Liquidity"). Additionally, maturing FHLB debt was replaced with new 2- to 3-year FHLB funding.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet in 1996 and 1997 through an increase in the investment securities portfolio of $742 million. This increase was primarily funded
through the use of repurchase agreements.   As of June 30, 1997, off-balance
sheet instruments used for interest rate risk management activities, including interest rate swaps, caps, and corridors, were $381 million notional amount, compared with $618 million notional amount at year end. Also at June 30, 1997, financial futures and options contracts related to FSCO's trading account securities totaled $1.5 billion notional amount, down from $10.1 billion notional amount at year end due to decreased trading activity as a result of the lack of volatility in the fixed income markets.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY
   FSCO's stockholders' equity was $1.3 billion at June 30, 1997, up $207 million or 19.7% from one year ago, and up $121 million or 10.6% from year-end 1996 (see: Financial Statements "Consolidated Balance Sheets"). This growth was due to earnings retained, the issuance of 3.6 million shares of new common stock for the ABN acquisition, and the impact of the SFAS 115 net unrealized gain (loss) on securities available for sale. These increases were partially offset by the repurchase of 1.8 million shares of common stock in the public markets in the first quarter of 1997. The ratio of stockholders' equity to total assets was 8.05% at June 30, 1997, essentially unchanged from 8.09% one year ago but up from 7.76% at year end (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios"). The ratio of tangible common equity to tangible assets was 6.58% at June 30, 1997, down from 6.96% one year ago and 6.67% at year end, reflecting the goodwill recognized with the ABC merger.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of investment securities. These fluctuations are shown in the "Net unrealized gain (loss) on securities available for sale" component of equity.
   During the fourth quarter of 1996, FSCO issued $150 million of 8.41% Capital Income Securities due in 2026. Although included in "Long-Term Debt" rather than "Stockholders' Equity" on FSCO's financial statements, regulations permit these Capital Income Securities to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.
   FSCO's risk-based capital ratios remained strong at June 30, 1997 due to earnings retained, the above-mentioned issuance of Capital Income Securities, and the impact of the SFAS 115 net unrealized gain (loss) on securities available for sale (see: MDA Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios"). FSCO's risk-based capital ratios at June 30, 1997, June 30, 1996, and December 31, 1996, respectively, were: Tier 1 at 10.98%, compared with 10.29% and 11.34%; and Total Capital at 14.00%, compared with 13.65% and 14.50%. At the same time periods, the leverage ratio was 8.02%, compared with 7.50% and 8.16%.
   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   With its strong equity and risk-based capital ratios, FSCO is well positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On April 21, 1997, FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend paid on May 15, 1997, to shareholders of record on May 12, 1997. As a result of the split, shareholders received one additional share of FSCO common stock for every two shares held. All common stock and earnings per share data in this report reflect this stock split.
   On April 21, 1997, FSCO increased its quarterly common stock dividend, restated for the 3-for-2 common stock split, to $0.17 per share, up $0.01667 per share or 11.0% from the previous $0.15333 per share (see: MDA Supplemental Tables "Financial Highlights"). This dividend was paid on June 2, 1997, to shareholders of record on May 16, 1997, and equated to an annual dividend rate of $0.68 per share. Since year-end 1995, FSCO has increased its dividend three times or 36.6%.
   On July 28, 1997, FSCO also declared a regular quarterly common stock dividend of $0.17 per share. This dividend is payable on September 2, 1997, to shareholders of record on August 8, 1997, and equates to an annual dividend rate of $0.68 per share. At the market closing price of $26.88 per share on Monday, July 28, 1997 (before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been approximately 2.53%.
   The September 2, 1997 dividend is the 170th common stock dividend declared by FSCO, and marks the 63rd consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends.
Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $27.31 per share at the close of the market on June 30, 1997, versus a book value of $10.89 per share. This resulted in a market-to-book ratio of 250.80%, compared to 171.80% one year ago and 226.59% at year end. At June 30, 1997, FSCO's common stock market capitalization was $3.2 billion, up 74.7% from one year ago, and up 22.5% from year end.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate, restated for the stock split, of one share of preferred stock for 27.3375 shares of common stock. There is no active trading market for FSCO's preferred stock.


MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   On June 30, 1997, American Bancorp of Nevada (ABN), headquartered in Las Vegas, Nevada, was acquired and merged into FSCO, and its wholly owned subsidiary American Bank of Commerce was merged into FSCO's First Security Bank of Nevada (FSB Nevada). This merger made FSB Nevada the fourth largest bank in Nevada, with combined assets of $850 million, loans of $370 million, deposits of $680 million, and 13 branches.


CORPORATE STRUCTURE

   On May 23, 1997, FSCO merged First Security Bank of Oregon into First Security Bank, N.A., resulting in combined assets of $12.7 billion, loans of $8.7 billion, deposits of $7.8 billion, and 224 branches. Combining the charters of these two banks was originally announced in 1995 as part of Project VISION, FSCO's restructuring project.


NATIONAL & REGIONAL ECONOMY

   Despite a tightening in Federal Reserve monetary policy at the inception of the second quarter of 1997, the trend in interest rates was downward over much of the next three months. The financial market's rally reflected a more subdued pace of economic growth, but there was almost no evidence or concern of a deepening or prolonged slowdown. Furthermore, even with developing wage pressures in labor markets, most measures of inflation actually decelerated during the quarter. Accordingly, real interest rates remain high by historical standards. Potential reasons for higher interest rates in the second half of 1997 now appear less likely. Productivity gains and ongoing cost containment pressures should continue to offset much of the wage-based inflationary pressures.
   Business conditions in the Intermountain Region's economy at midyear remain favorable, but aggregate growth rates have generally narrowed somewhat from a year ago. Unemployment rates continue to be relatively low and stable, indicating that the narrowing pace of job gains may partially reflect a limited supply of labor. Residential construction in the first half of 1997 was, in general, slightly below year-earlier totals, but this tends to match the modest dip in real estate sales. With lower mortgage rates, the construction industry may nearly duplicate year-ago levels in the months ahead.


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

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1997       1997       1996       1996       1996       1997       1996    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common & Preferred Stock Data (A):
Earnings per common share: primary                   0.42       0.41       0.44       0.41       0.37       0.84       0.68    23.5
Earnings per common share: fully diluted             0.42       0.41       0.44       0.41       0.37       0.83       0.68    22.1
Tangible EPCS: fully diluted                         0.46       0.45       0.46       0.44       0.41       0.91       0.75    21.3
Dividends paid per common share                      0.17       0.15       0.15       0.14       0.14       0.32       0.28    15.5
Book value [EOP]                                    10.89       9.96      10.04       9.64       9.31      10.89       9.31    16.9
Tangible book value [EOP]                            8.76       8.44       8.54       8.22       7.92       8.76       7.92    10.6
Market price (bid) [EOP]                            27.31      21.42      22.75      18.25      16.00      27.31      16.00    70.7
  High bid for the period                           28.50      24.83      22.75      18.75      18.42      28.50      18.50    54.1
  Low bid for the period                            21.67      21.33      18.75      15.83      15.25      21.33      15.25    39.9
Market capitalization (mktprice x #shrs) [EOP]  3,164,508  2,407,161  2,583,467  2,069,468  1,811,184  3,164,508  1,811,184    74.7
Market price / book value [EOP] %                  250.80     215.03     226.59     189.32     171.80     250.80     171.80
Dividend payout ratio (DPCS / EPCS) %               40.48      37.40      34.85      34.43      37.50      38.49      41.18
Dividend yield (DPCS / mktprice) [EOP] %             2.49       2.86       2.70       3.07       3.50       2.49       3.50
Price / earnings ratio (mktprice / 4 qtrs EPCS)      16.3x      13.1x      14.8x      15.6x      14.5x      16.3x      14.5x
Common shares [EOP]                               115,863    112,397    113,559    113,396    113,199    115,863    113,199     2.4
Common shares: primary [Avg]                      115,638    116,168    116,625    116,061    115,824    115,902    115,785     0.1
Common shares: fully diluted [Avg]                115,915    116,447    116,909    116,348    116,114    116,179    116,077     0.1
Preferred shares [EOP]                                 10         10         10         10         11         10         11    (9.1)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income                                   279,639    260,181    263,397    251,876    239,423    539,820    472,535    14.2
Interest expense                                  138,027    125,962    125,499    118,874    113,523    263,989    226,859    16.4
Net interest income                               141,612    134,219    137,898    133,002    125,900    275,831    245,676    12.3
Fully taxable equivalent (FTE) adjustment           1,851      2,007      2,409      1,764      1,178      3,858      3,511     9.9
Net interest income, FTE                          143,463    136,226    140,307    134,766    127,078    279,689    249,187    12.2
Provision for loan losses                          13,924     13,899     11,549      9,508     10,505     27,823     19,243    44.6
Noninterest income                                 80,177     78,716     84,099     72,312     75,714    158,893    142,275    11.7
Noninterest expenses                              131,767    124,655    130,678    121,251    124,586    256,422    245,438     4.5
Provision for income taxes                         27,117     26,396     28,541     27,159     23,595     53,513     44,052    21.5
Net income                                         48,981     47,985     51,229     47,396     42,928     96,966     79,218    22.4
Preferred stock dividend requirement                    8          8          8          9          8         16         16     0.0
Common stock dividend                              19,055     17,246     17,396     15,848     15,846     36,301     31,995    13.5
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities                        274,014    388,264    447,486    171,910    150,529    274,014    150,529    82.0
Securities available for sale (AFS)             3,457,692  3,316,927  3,150,276  3,166,608  2,715,770  3,457,692  2,715,770    27.3
  Memo: fair value adjustment securities AFS        1,575    (28,980)     1,654    (12,506)   (20,001)     1,575    (20,001) (107.9)
Loans, net of unearned income                  10,093,820  9,069,267  9,262,482  8,948,196  8,716,400 10,093,820  8,716,400    15.8
Reserve for loan losses                          (141,637)  (135,928)  (134,428)  (133,853)  (133,678)  (141,637)  (133,678)    6.0
Total interest-earning assets                  14,066,684 12,795,456 13,115,096 12,417,202 11,674,994 14,066,684 11,674,994    20.5
Intangible assets                                 246,628    171,009    169,779    160,823    157,582    246,628    157,582    56.5
Total assets                                   15,671,546 14,416,628 14,708,024 13,739,324 13,036,598 15,671,546 13,036,598    20.2
Noninterest-bearing deposits                    2,217,107  2,021,116  2,198,348  1,946,454  1,857,593  2,217,107  1,857,593    19.4
Interest-bearing deposits                       7,602,574  7,288,766  7,240,915  7,141,950  7,027,120  7,602,574  7,027,120     8.2
Total deposits                                  9,819,681  9,309,882  9,439,263  9,088,404  8,884,713  9,819,681  8,884,713    10.5
Short-term borrowed funds                       3,283,322  2,562,778  2,830,633  2,399,209  2,049,074  3,283,322  2,049,074    60.2
Long-term debt                                    959,897    986,417    944,055    821,932    723,728    959,897    723,728    32.6
Total interest-bearing liabilities             11,845,793 10,837,961 11,015,603 10,363,091  9,799,922 11,845,793  9,799,922    20.9
Minority equity in subsidiaries                         0        337        342        329        319          0        319  (100.0)
Preferred stockholders' equity                        531        532        540        549        553        531        553    (4.0)
Common stockholders' equity                     1,261,479  1,119,635  1,140,108  1,092,782  1,053,973  1,261,479  1,053,973    19.7
Parent company investment in subsidiaries       1,369,329  1,216,236  1,206,037  1,155,998  1,117,599  1,369,329  1,117,599    22.5
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial                                       17,094     14,139     13,904     13,244     10,171     17,094     10,171    68.1
  Real estate term                                 12,848     14,225     15,078     18,681     12,965     12,848     12,965    (0.9)
  Real estate construction                          4,859      1,738      3,935        875      1,556      4,859      1,556   212.3
  Consumer                                             32        102        108         70        144         32        144   (77.8)
  Leases                                              617        279        251        531        322        617        322    91.6
Total nonaccruing loans                            35,450     30,483     33,276     33,401     25,158     35,450     25,158    40.9
Other real estate                                   4,768      3,968      4,855      5,003      5,663      4,768      5,663   (15.8)
Total nonperforming assets                         40,218     34,451     38,131     38,404     30,821     40,218     30,821    30.5
Accruing loans past due 90 days or more            20,537     20,430     19,326     15,728     16,656     20,537     16,656    23.3
Total problem assets                               60,755     54,881     57,457     54,132     47,477     60,755     47,477    28.0
Potential problem assets                            9,742     12,450      8,271     12,283     23,513      9,742     23,513   (58.6)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                      7,329      6,987      7,017      7,089      7,003      7,329      7,003     4.7
Domestic bank offices:
  First Security Bank (Utah, Idaho, Oregon) (B)       224        224        224        221        222        224        222     0.9
  FSB New Mexico                                       29         28         28         28         28         29         28     3.6
  FSB Nevada (C)                                       13          8          7          7          7         13          7    85.7
  FSB Wyoming                                           7          7          7          6          6          7          6    16.7
Total domestic bank offices                           273        267        266        262        263        273        263     3.8
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect 3-for-2 stock split in the form of a 50% stock dividend paid May 1997.
(B) On June 21, 1996, FSB Utah and FSB Idaho merged to become FS Bank.  On May 23, 1997, FSB Oregon was merged into FS Bank.
(C) On June 30, 1997, American Bank of Commerce was merged into FSB Nevada.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1997       1997       1996       1996       1996       1997       1996    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities                        360,339    168,094    130,319    159,258    172,737    264,748    250,405     5.7
Securities available for sale (AFS)             3,334,641  3,183,395  3,162,599  2,930,670  2,725,110  3,259,436  2,667,188    22.2
  Memo: fair value adjustment securities AFS      (16,834)     3,284      6,446    (22,927)   (15,977)    (6,831)     2,125  (421.5)
Loans, net of unearned income                   9,573,919  9,205,427  9,125,014  8,800,072  8,534,146  9,390,691  8,394,078    11.9
Reserve for loan losses                          (135,991)  (134,272)  (133,885)  (133,706)  (130,816)  (135,136)  (130,440)    3.6
Deferred taxes on leases                         (187,553)  (183,598)  (177,841)  (172,614)  (166,840)  (185,586)  (165,896)   11.9
Total interest-earning assets, excl. fair value
  adjust securities AFS & defer tax on leases  13,140,234 12,427,261 12,339,265 11,807,137 11,375,936 12,785,718 11,265,000    13.5
Intangible assets                                 178,320    170,857    163,470    158,718    157,979    174,609    154,001    13.4
Total assets                                   14,687,847 14,009,082 13,825,829 13,153,786 12,718,595 14,350,339 12,596,649    13.9
Noninterest-bearing deposits                    1,995,783  1,895,233  1,912,222  1,780,120  1,755,868  1,945,786  1,732,011    12.3
Interest-bearing deposits                       7,339,642  7,264,138  7,260,035  7,158,996  7,019,739  7,302,098  6,979,306     4.6
Total deposits                                  9,335,425  9,159,371  9,172,257  8,939,116  8,775,607  9,247,884  8,711,317     6.2
Short-term borrowed funds                       2,887,346  2,412,952  2,388,089  2,073,144  1,918,772  2,651,459  1,868,199    41.9
Long-term debt                                    989,408    950,850    831,910    771,128    691,766    970,236    691,651    40.3
Total interest-bearing liabilities             11,216,396 10,627,940 10,480,034 10,003,268  9,630,277 10,923,793  9,539,156    14.5
Minority equity in subsidiaries                       187        341        332        319        312        264        311   (15.1)
Preferred stockholders' equity                        532        535        543        550        557        533        562    (5.2)
Common stockholders' equity                     1,134,894  1,142,557  1,105,649  1,073,952  1,044,724  1,138,704  1,044,662     9.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                135,928    134,428    133,853    133,678    130,653    134,428    129,982     3.4
Loans (charged off):
  Commercial                                       (3,484)    (1,470)      (761)    (1,918)    (1,989)    (4,954)    (3,128)   58.4
  Real estate term                                   (967)      (455)      (415)      (315)      (186)    (1,422)      (331)  329.6
  Real estate construction                              0        (76)      (138)      (157)       (19)       (76)       (19)  300.0
  Consumer credit card & related                   (3,426)    (3,343)    (3,613)    (3,641)    (3,054)    (6,769)    (6,046)   12.0
  Consumer auto & other                           (14,554)   (14,686)   (13,422)    (9,406)    (8,658)   (29,240)   (18,711)   56.3
  Leases                                                0          0          0        (91)       285          0       (511) (100.0)
Total loans (charged off)                         (22,431)   (20,030)   (18,349)   (15,528)   (13,621)   (42,461)   (28,746)   47.7
Recoveries on loans charged off:
  Commercial                                        1,671      1,387      2,372      1,592        930      3,058      2,571    18.9
  Real estate term                                    385        269       (373)        21        511        654      1,220   (46.4)
  Real estate construction                              1          4        698        134          8          5         15   (66.7)
  Consumer credit card & related                      646        617        717        497        526      1,263      1,061    19.0
  Consumer auto & other                             7,054      5,354      3,964      3,791      4,040     12,408      8,173    51.8
  Leases                                                0          0         (3)       160        126          0        159  (100.0)
Total recoveries of loans charged off               9,757      7,631      7,375      6,195      6,141     17,388     13,199    31.7
Net loans (charged off) recovered                 (12,674)   (12,399)   (10,974)    (9,333)    (7,480)   (25,073)   (15,547)   61.3
Provision for loan losses                          13,924     13,899     11,549      9,508     10,505     27,823     19,243    44.6
Acquisitions & reclassifications (C)                4,459          0          0          0          0      4,459          0     NM
Reserve for loan losses, ending                   141,637    135,928    134,428    133,853    133,678    141,637    133,678     6.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets (ROAA)                      1.34       1.39       1.47       1.43       1.36       1.36       1.26
Tangible ROAA                                        1.48       1.53       1.58       1.60       1.51       1.51       1.41
Return on average stockholders' equity (ROAE)       17.30      17.02      18.42      17.55      16.52      17.16      15.24
Tangible ROAE                                       22.48      21.81      22.84      22.67      21.43      22.15      19.68
Net interest margin, FTE                             4.37       4.38       4.55       4.57       4.47       4.38       4.42
Net interest spread, FTE                             3.65       3.70       3.83       3.86       3.75       3.67       3.69
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     58.92      57.99      58.23      58.55      61.44      58.47      62.70
Productivity ratio (nonint exp / avg assets)         3.60       3.61       3.76       3.67       3.94       3.60       3.92
Stockholders' equity / assets [EOP]                  8.05       7.77       7.76       7.96       8.09       8.05       8.09
Stockholders' equity / assets [Avg]                  7.73       8.16       8.00       8.17       8.22       7.94       8.30
Tangible common equity / tangible assets [EOP]       6.58       6.66       6.67       6.86       6.96       6.58       6.96
Loans / deposits [EOP]                             102.79      97.42      98.13      98.46      98.11     102.79      98.11
Loans / assets [EOP]                                64.41      62.91      62.98      65.13      66.86      64.41      66.86
Reserve for loan losses [EOP] /:
  Total loans                                        1.40       1.50       1.45       1.50       1.53       1.40       1.53
  Nonaccruing loans                                399.54     445.91     403.98     400.75     531.35     399.54     531.35
  Nonaccruing + accruing loans past due 90 days    252.98     266.98     255.56     272.45     319.70     252.98     319.70
Nonaccruing loans / total loans                      0.35       0.34       0.36       0.37       0.29       0.35       0.29
Nonaccruing + accr loans past due / total loans      0.55       0.56       0.57       0.55       0.48       0.55       0.48
Nonperforming assets /:
  Total loans + other real estate                    0.40       0.38       0.41       0.43       0.35       0.40       0.35
  Total assets                                       0.26       0.24       0.26       0.28       0.24       0.26       0.24
  Total equity                                       3.19       3.08       3.34       3.51       2.92       3.19       2.92
  Total equity + reserve for loan losses             2.87       2.74       2.99       3.13       2.59       2.87       2.59
Problem assets /:
  Total loans + other real estate                    0.60       0.60       0.62       0.60       0.54       0.60       0.54
  Total assets                                       0.39       0.38       0.39       0.39       0.36       0.39       0.36
  Total equity                                       4.81       4.90       5.04       4.95       4.50       4.81       4.50
  Total equity + reserve for loan losses             4.33       4.37       4.51       4.41       4.00       4.33       4.00
Net loans charged off / average loans                0.53       0.55       0.48       0.42       0.35       0.54       0.37
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%):      FSCO    FS Bank        FSB        FSB        FSB
As of June 30, 1997                               Consol.(UT,ID,OR)(B)NewMexico     Nevada    Wyoming
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       8.02       7.34       6.36       7.84       9.65
Tier 1 risk-based capital ratio                     10.98       9.68      13.17      12.69      14.33
Total (Tier 1 + 2) risk-based capital ratio         14.00      11.19      14.43      13.95      15.59
Tier 1 risk-based capital ($)                   1,243,992    925,058    119,244     66,158     20,020
Total (Tier 1 + 2) risk-based capital ($)       1,585,602  1,068,641    130,653     72,717     21,778
Total risk-based assets - loan loss reserve ($)11,328,731  9,553,121    905,585    521,156    139,662
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect 3-for-2 stock split in the form of a 50% stock dividend paid May 1997.
(B) On June 21, 1996, FSB Utah and FSB Idaho merged to become FS Bank.  On May 23, 1997, FSB Oregon was merged into FS Bank.
(C) On June 30, 1997, American Bank of Commerce was merged into FSB Nevada.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A)

For the Three Months Ended June 30, 1997 and 1996
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1997        1996   1997   1996                                                    1997      1996  1997-96   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     41,553      84,693   5.29   5.05  Federal funds sold & securities purchased          550     1,070     (520)    (545)      25
        501      10,113   8.78   5.81  Interest-bearing deposits in other banks            11       147     (136)    (140)       4
    360,339     172,737   5.95   4.68  Trading account securities                       5,356     2,022    3,334    2,196    1,138
  3,351,475   2,741,087   6.73   6.46  Securities AFS - amortized cost                 56,421    44,294   12,127    9,863    2,264
                                       Loans, net of unearned income &
  9,386,366   8,367,306   9.34   9.23    deferred taxes on leases (B)                 219,152   193,068   26,084   23,514    2,570
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 13,140,234  11,375,936   8.57   8.46  TOTAL INTEREST-EARNING ASSETS / INCOME         281,490   240,601   40,889   34,888    6,001
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    512,237   1,045,674   1.76   1.91  Interest-bearing demand accounts                 2,256     4,991   (2,735)  (2,546)    (189)
  3,067,710   2,582,513   3.25   3.58  Savings & money market accounts                 24,951    23,102    1,849    4,340   (2,491)
    782,114     702,279   5.76   5.64  Time deposits of $100,000 or more               11,271     9,897    1,374    1,125      249
  2,977,581   2,689,273   5.69   5.77  Other time deposits                             42,367    38,819    3,548    4,162     (614)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  7,339,642   7,019,739   4.41   4.38  TOTAL INTEREST-BEARING DEPOSITS                 80,845    76,809    4,036    7,081   (3,045)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  2,608,268   1,644,295   5.38   4.94  Federal funds purchased & securities sold       35,104    20,299   14,805   11,900    2,905
    279,078     274,477   6.98   6.23  Other short-term borrowings                      4,869     4,274      595       72      523
    989,408     691,766   6.96   7.02  Long-term debt                                  17,209    12,141    5,068    5,224     (156)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 11,216,396   9,630,277   4.92   4.72  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   138,027   113,523   24,504   24,277      227
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.57   8.46  Interest income / earning assets
                          4.20   3.99  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.37   4.47  Net interest income / earning assets           143,463   127,078   16,385   10,611    5,774
                                       Less fully taxable equivalent adjustment         1,851     1,178      673
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONSOLIDATED
                                         STATEMENTS OF INCOME                         141,612   125,900   15,712
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

For the Six Months Ended June 30, 1997 and 1996
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1997        1996   1997   1996                                                    1997      1996  1997-96   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     47,233     110,443   5.09   5.26  Federal funds sold & securities purchased        1,202     2,903   (1,701)  (1,661)     (40)
      2,365      10,907   5.67   6.31  Interest-bearing deposits in other banks            67       344     (277)    (269)      (8)
    264,748     250,405   5.87   5.25  Trading account securities                       7,771     6,568    1,203      376      827
  3,266,267   2,665,063   6.70   6.47  Securities AFS - amortized cost                109,430    86,239   23,191   19,454    3,737
                                       Loans, net of unearned income &
  9,205,105   8,228,182   9.24   9.24    deferred taxes on leases (B)                 425,208   379,992   45,216   45,116      100
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 12,785,718  11,265,000   8.50   8.45  TOTAL INTEREST-EARNING ASSETS / INCOME         543,678   476,046   67,632   63,016    4,616
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    579,848   1,066,884   2.36   1.86  Interest-bearing demand accounts                 6,856     9,948   (3,092)  (4,541)   1,449
  3,013,238   2,527,133   3.15   3.64  Savings & money market accounts                 47,492    45,986    1,506    8,846   (7,340)
    779,393     690,852   5.62   5.74  Time deposits of $100,000 or more               21,918    19,837    2,081    2,542     (461)
  2,929,619   2,694,437   5.62   5.83  Other time deposits                             82,383    78,522    3,861    6,854   (2,993)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  7,302,098   6,979,306   4.35   4.42  TOTAL INTEREST-BEARING DEPOSITS                158,649   154,293    4,356   13,701   (9,345)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  2,372,177   1,592,059   5.22   5.00  Federal funds purchased & securities sold       61,911    39,771   22,140   19,488    2,652
    279,282     276,140   6.69   6.63  Other short-term borrowings                      9,338     9,151      187      104       83
    970,236     691,651   7.03   6.84  Long-term debt                                  34,091    23,644   10,447    9,523      924
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 10,923,793   9,539,156   4.83   4.76  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   263,989   226,859   37,130   42,816   (5,686)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.50   8.45  Interest income / earning assets
                          4.12   4.03  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.38   4.42  Net interest income / earning assets           279,689   249,187   30,502   20,200   10,302
                                       Less fully taxable equivalent adjustment         3,858     3,511      347
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONSOLIDATED
                                         STATEMENTS OF INCOME                         275,831   245,676   30,155
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

Notes:
(A) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997 and 1996.
(B) Loans include nonaccruing and renegotiated loans.
    Interest on loans includes fees of $8,846 and $7,082 for the 1997 and 1996 quarters, respectively.
    Interest on loans includes fees of $16,551 and $12,095 for the 1997 and 1996 year-to-date periods, respectively.

FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited)
                                              June 30 %Total December 31 %Total     June 30 %Total  Jun/Jun
                                                 1997  Loans        1996  Loans        1996  Loans     %Chg
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial                     2,014,528   20.0   1,654,239   17.9   1,634,451   18.8     23.3
Agricultural                                  333,924    3.3     312,402    3.4     290,950    3.3     14.8
Other commercial                              162,414    1.6     185,973    2.0     120,343    1.4     35.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      2,510,866   24.9   2,152,614   23.2   2,045,744   23.5     22.7
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term              1,703,628   16.9   1,459,534   15.8   1,507,387   17.3     13.0
1 to 4 family residential home equity         479,140    4.7     471,109    5.1     466,849    5.4      2.6
1 to 4 family residential construction        415,288    4.1     349,771    3.8     230,269    2.6     80.3
Commercial & other term                       933,667    9.3     904,135    9.8     948,094   10.9     (1.5)
Commercial & other construction               241,731    2.4     190,791    2.1     263,609    3.0     (8.3)
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             3,773,454   37.4   3,375,340   36.4   3,416,208   39.2     10.5
  Memo: Total real estate term              3,116,435   30.9   2,834,778   30.6   2,922,330   33.5      6.6
  Memo: Loans held for sale
    included in total real estate term        664,591    6.6     330,032    3.6     427,414    4.9     55.5
  Memo: Total real estate construction        657,019    6.5     540,562    5.8     493,878    5.7     33.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit card & related                         292,943    2.9     307,622    3.3     292,897    3.4      0.0
Auto & other consumer                       2,596,710   25.7   2,674,283   28.9   2,361,238   27.1     10.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        2,889,653   28.6   2,981,905   32.2   2,654,135   30.4      8.9
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES                                  919,847    9.1     752,623    8.1     600,313    6.9     53.2
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME              10,093,820  100.0   9,262,482  100.0   8,716,400  100.0     15.8
  Memo: Unearned income                       (96,826)           (67,396)           (45,357)          113.5
Reserve for loan losses                      (141,637)          (134,428)          (133,678)            6.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                            9,952,183          9,128,054          8,582,722            16.0
========================================= =========== ====== =========== ====== =========== ====== ========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the Securities and Exchange Commission (SEC) as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of FSCO's 1996 Form 10-K Annual Report, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC, except as discussed below.
   In the Illinois action "Romaker v. CrossLand Mortgage Corporation", Case No. 94 C 3328, Northern District of Illinois, Eastern Division (filed June 3,
1994), last reported on in FSCO's Annual Report on Form 10-K for the year ended December 31, 1996, a settlement obligating FSCO to pay $220,000 was approved by the Court on June 7, 1997. Distribution of the settlement fund to the class members and to class counsel will take place forthwith, whereupon this case will be dismissed. FSCO anticipates that this will be the last report on this matter in its filings with the SEC.
   In the Florida litigation "Hilton v. CrossLand Mortgage Corp.", Case No. 948437 CIV RYSKAMP, Southern District of Florida Northern Division (filed August 4, 1994), last reported on in FSCO's Annual Report on Form 10-K for the year ended December 31, 1996, a settlement obligating FSCO to pay $22,000 was approved by the Court during the second quarter of 1997. Distribution of the settlement fund has already taken place and the case has been dismissed. FSCO anticipates that this will be the last report on this matter in its filings with the SEC.
   Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases previously reported will have a material adverse impact on the business or assets of FSCO.


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

FIRST SECURITY CORPORATION
by
[SIGNED]                                                  August 12, 1997
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President, Finance and Capital Markets and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                    # # #