Form 10-Q
period 1997-09-30
FIRST SECURITY CORP /UT/
filed 1997-11-13
CIK 312367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                               September 30, 1997
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

                             Yes [X]       No [ ]

   As of October 31, 1997, outstanding shares of Common Stock, par value $1.25, were 115,846,035 (net of 841,747 treasury shares).


FIRST SECURITY CORPORATION - INDEX
Part I. Financial Information
  Item 1. Financial Statements:
    Consolidated Statements of Income
      Three Months and Year-To-Date Nine Months Ended Sept. 30, 1997 and 1996 Consolidated Balance Sheets
      September 30, 1997, December 31, 1996, and September 30, 1996
    Condensed Consolidated Statements of Cash Flows
      Year-To-Date Nine Months Ended September 30, 1997 and 1996
    Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of
      Results of Operations and Financial Condition:
    Highlights
    Analysis of Statements of Income
      Summary
      Net Interest Income and Margin
      Provision For Loan Losses
      Noninterest Income
      Noninterest Expenses
    Analysis of Balance Sheets
      Summary
      Interest-Earning Assets and Asset Quality
        Trading Account Securities and Other Interest-Earning Assets Investment Securities
        Loans
        Problem Assets and Potential Problem Assets
        Reserve For Loan Losses
        Provision For Loan Losses
      Asset / Liability Management
        Liquidity
        Interest Rate Risk
      Stockholders' Equity and Capital Adequacy
      Common Stock
    Mergers And Acquisitions
    Corporate Structure
    Year 2000 Computer Systems Conversion
    National and Regional Economy
    Forward-Looking Statements
    Supplemental Tables:
      Financial Highlights, Risk-Based Capital Ratios
      Volume / Rate Analysis
      Loans
Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit 11. Computation of Earnings Per Share
Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)
                                                               Three Months                                Year-To-Date Nine Months
For the Periods Ended September 30, 1997 and 1996            1997      1996      $Chg    %Chg      1997      1996      $Chg    %Chg
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
INTEREST INCOME:
Interest & fees on loans                                  240,137   201,273    38,864    19.3   664,522   579,980    84,542    14.6
Federal funds sold & securities purchased                     676       669         7     1.0     1,878     3,572    (1,694)  (47.4)
Interest-bearing deposits in other banks                       18       210      (192)  (91.4)       85       554      (469)  (84.7)
Trading account securities                                  2,565     1,858       707    38.1    10,324     8,406     1,918    22.8
Investment securities available for sale                   57,599    47,866     9,733    20.3   164,006   131,899    32,107    24.3
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL INTEREST INCOME                                     300,995   251,876    49,119    19.5   840,815   724,411   116,404    16.1
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
INTEREST EXPENSE:
Deposits                                                   86,962    78,727     8,235    10.5   245,611   233,020    12,591     5.4
Short-term borrowings                                      45,190    26,922    18,268    67.9   116,516    75,844    40,672    53.6
Long-term debt                                             16,338    13,225     3,113    23.5    50,352    36,869    13,483    36.6
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL INTEREST EXPENSE                                    148,490   118,874    29,616    24.9   412,479   345,733    66,746    19.3
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NET INTEREST INCOME                                       152,505   133,002    19,503    14.7   428,336   378,678    49,658    13.1
Provision for loan losses                                  13,770     9,508     4,262    44.8    41,593    28,751    12,842    44.7
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       138,735   123,494    15,241    12.3   386,743   349,927    36,816    10.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                        21,697    20,858       839     4.0    64,076    57,925     6,151    10.6
Other service charges, collections, commissions, & fees    14,324    11,527     2,797    24.3    37,422    34,665     2,757     8.0
Bankcard servicing fees & third-party processing fees       8,796     7,805       991    12.7    24,530    21,579     2,951    13.7
Insurance commissions & fees                                4,163     3,640       523    14.4    12,769    10,930     1,839    16.8
Mortgage banking activities                                32,740    22,513    10,227    45.4    81,921    71,705    10,216    14.2
Mortgage banking activities MSR amortization               (3,877)   (3,719)     (158)   (4.2)  (11,968)  (10,306)   (1,662)  (16.1)
Trust (fiduciary) commissions & fees                        6,422     5,640       782    13.9    18,459    16,846     1,613     9.6
Trading account securities gains (losses)                    (244)      540      (784) (145.2)      690     2,103    (1,413)  (67.2)
Investment securities available for sale gains (losses)        46     1,414    (1,368)  (96.7)    2,910     2,178       732    33.6
Other                                                       1,699     2,094      (395)  (18.9)   13,850     6,962     6,888    98.9
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL NONINTEREST INCOME                                   85,766    72,312    13,454    18.6   244,659   214,587    30,072    14.0
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL INCOME                                              224,501   195,806    28,695    14.7   631,402   564,514    66,888    11.8
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                               72,240    62,775     9,465    15.1   206,865   194,693    12,172     6.3
Advertising                                                 2,600     2,588        12     0.5     6,785     7,333      (548)   (7.5)
Amortization of intangibles                                 3,167     1,980     1,187    59.9     7,250     6,007     1,243    20.7
Bankcard interbank interchange                              7,858     6,871       987    14.4    22,444    17,388     5,056    29.1
Furniture & equipment                                      11,922     9,959     1,963    19.7    32,623    28,828     3,795    13.2
Insurance                                                   1,470     1,014       456    45.0     4,464     4,456         8     0.2
Occupancy, net                                              8,163     7,705       458     5.9    24,232    22,217     2,015     9.1
Other real estate expense & loss provision (recovery)         628       195       433   222.1     1,522       (73)    1,595  2184.9
Postage                                                     2,826     2,157       669    31.0     8,030     8,455      (425)   (5.0)
Stationery & supplies                                       4,555     4,424       131     3.0    12,581    13,793    (1,212)   (8.8)
Telephone                                                   3,909     3,455       454    13.1    11,833    10,103     1,730    17.1
Other                                                      22,033    18,128     3,905    21.5    59,164    53,489     5,675    10.6
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL NONINTEREST EXPENSES                                141,371   121,251    20,120    16.6   397,793   366,689    31,104     8.5
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                   83,130    74,555     8,575    11.5   233,609   197,825    35,784    18.1
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
PROVISION FOR INCOME TAXES:
Operating earnings                                         29,474    26,611     2,863    10.8    81,863    70,383    11,480    16.3
Securities available for sale gains (losses)                   12       548      (536)  (97.8)    1,136       828       308    37.2
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
TOTAL PROVISION FOR INCOME TAXES                           29,486    27,159     2,327     8.6    82,999    71,211    11,788    16.6
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------

NET INCOME                                                 53,644    47,396     6,248    13.2   150,610   126,614    23,996    19.0
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

Dividend requirement of preferred stock                         7         9        (2)  (22.2)       23        25        (2)   (8.0)
------------------------------------------------------- --------- --------- --------- ------- --------- --------- --------- -------
NET INCOME APPLICABLE TO COMMON STOCK                      53,637    47,387     6,250    13.2   150,587   126,589    23,998    19.0
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
Common stock dividend                                      19,699    15,848     3,851    24.3    56,000    47,497     8,503    17.9
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
EARNINGS PER COMMON SHARE:
Earnings per common share: primary                           0.45      0.41      0.04     9.8      1.29      1.09      0.20    18.3
Earnings per common share: fully diluted                     0.45      0.41      0.04     9.8      1.28      1.09      0.19    17.4
Common shares: primary [Avg]                              119,350   116,061     3,289     2.8   117,064   115,878     1,186     1.0
Common shares: fully diluted [Avg]                        119,623   116,348     3,275     2.8   117,340   116,168     1,172     1.0
======================================================= ========= ========= ========= ======= ========= ========= ========= =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                 0.79      0.79      0.00     0.0      2.36      2.36      0.00     0.0
Common stock dividend                                        0.17      0.14      0.03    21.4      0.49      0.42      0.07    17.5
======================================================= ========= ========= ========= ======= ========= ========= ========= =======

See "Notes to Consolidated Financial Statements".


FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)
                                                                               Sept. 30     Dec. 31    Sept. 30     Sep/Sep Sep/Sep
                                                                                   1997        1996        1996       $ Chg   % Chg
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks                                                           892,500     937,144     758,493     134,007    17.7
Federal funds sold & securities purchased under resale agreements                16,796     223,235      83,568     (66,772)  (79.9)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Cash & Cash Equivalents                                                   909,296   1,160,379     842,061      67,235     8.0
Interest-bearing deposits in other banks                                            600      31,617      46,920     (46,320)  (98.7)
Trading account securities                                                       87,154     447,486     171,910     (84,756)  (49.3)
Investment securities available for sale, at fair value                       3,840,970   3,150,276   3,166,608     674,362    21.3
  (Amortized cost: $3,822,817; $3,148,622; and $3,179,116; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income                                                10,679,985   9,262,482   8,948,196   1,731,789    19.4
  (Unearned income: $104,728; $67,396; and $57,859; respectively)
Reserve for loan losses                                                        (144,567)   (134,428)   (133,853)    (10,714)    8.0
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Loans, Net                                                             10,535,418   9,128,054   8,814,343   1,721,075    19.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net                                                       267,838     233,497     229,293      38,545    16.8
Accrued income receivable                                                       100,734      89,595      84,286      16,448    19.5
Other real estate                                                                 3,083       4,855       5,003      (1,920)  (38.4)
Other assets                                                                    318,912     292,486     218,077     100,835    46.2
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill                                                                        153,298      89,142      90,987      62,311    68.5
Mortgage servicing rights                                                        94,014      78,586      67,723      26,291    38.8
Other intangible assets                                                           1,661       2,051       2,113        (452)  (21.4)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Intangible Assets                                                         248,973     169,779     160,823      88,150    54.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL ASSETS                                                                 16,312,978  14,708,024  13,739,324   2,573,654    18.7
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing                                                 2,303,163   2,198,348   1,946,454     356,709    18.3
Deposits: interest-bearing                                                    7,920,033   7,240,915   7,141,950     778,083    10.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Deposits                                                               10,223,196   9,439,263   9,088,404   1,134,792    12.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements         2,914,917   2,542,592   2,159,727     755,190    35.0
U.S. Treasury demand notes                                                       18,558       8,885      38,040     (19,482)  (51.2)
Other short-term borrowings                                                     421,447     279,156     201,442     220,005   109.2
Accrued income taxes                                                            244,075     187,638     166,407      77,668    46.7
Accrued interest payable                                                         45,703      41,442      39,727       5,976    15.0
Other liabilities                                                               190,575     124,345     130,314      60,261    46.2
Long-term debt                                                                  954,463     944,055     821,932     132,531    16.1
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES                                                            15,012,934  13,567,376  12,645,993   2,366,941    18.7
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                            510         540         549         (39)   (7.1)
  (Shares issued: 10; 10; and 10; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock:  par value $1.25                                                  145,850     143,007     142,820       3,030     2.1
  (Shares issued: 116,680; 114,405; and 114,256; respectively)
Paid-in surplus                                                                 140,970      82,729      78,462      62,508    79.7
Retained earnings                                                             1,017,955     923,375     889,551     128,404    14.4
Net unrealized gain (loss) on investment securities AFS (net of taxes)           11,652         877      (8,051)     19,703  (244.7)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Subtotal                                                                      1,316,427   1,149,988   1,102,782     213,645    19.4
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost                                                  (16,893)     (9,880)    (10,000)     (6,893)   68.9
  (Shares: 842; 846; and 861; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Common Stockholders' Equity                                             1,299,534   1,140,108   1,092,782     206,752    18.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL STOCKHOLDERS' EQUITY                                                    1,300,044   1,140,648   1,093,331     206,713    18.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     16,312,978  14,708,024  13,739,324   2,573,654    18.7
=========================================================================== =========== =========== =========== =========== =======

See "Notes to Consolidated Financial Statements".


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares; unaudited)

For the Nine Months Ended September 30,                                                     1997           1996
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      594,675        860,156
--------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale                          279,978         80,079
Redemption of matured investment securities available for sale                           679,451        787,198
Purchases of investment securities available for sale                                 (1,517,040)    (1,443,765)
Net (increase) decrease in interest-bearing deposits in other banks                       31,117        (25,357)
Net (increase) decrease in loans                                                      (1,322,836)      (935,285)
Proceeds from sales of auto loans                                                              0              0
Purchases of premises and equipment                                                      (25,571)       (34,539)
Proceeds from sales of other real estate                                                   4,287          3,669
Payments to improve other real estate                                                     (1,694)        (3,676)
Net cash (paid for) received from acquisitions                                            32,189              0
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (1,840,119)    (1,571,676)
--------------------------------------------------------------------------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                      586,921        314,762
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes                            342,728        226,414
Proceeds from issuance of nonrecourse debt on leveraged leases                            35,892         11,103
Payments on nonrecourse debt on leveraged leases                                         (24,557)             0
Proceeds from issuance of long-term debt and short-term borrowings                       201,438        205,423
Payments on long-term debt and short-term borrowings                                     (48,796)      (129,906)
Proceeds from issuance of common stock and sales of treasury stock                         9,371          8,498
Purchases of treasury stock                                                              (52,613)        (1,925)
Dividends paid                                                                           (56,023)       (47,521)
--------------------------------------------------------------------------------- -------------- --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      994,361        586,848
--------------------------------------------------------------------------------- -------------- --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (251,083)      (124,672)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,160,379        966,733
--------------------------------------------------------------------------------- -------------- --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 909,296        842,061
================================================================================= ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------- -------------- --------------
CASH PAID (RECEIVED) FOR:
  Interest                                                                               408,218        354,742
  Income taxes                                                                            28,916         22,162
================================================================================= ============== ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted                                                       553            413
  Number of common shares issued                                                          13,728          6,736
  Conversion value                                                                            29             22
Transfer of loans to other real estate                                                     1,785            652
Net unrealized gain (loss) on investment securities available for sale
  included in stockholders' equity                                                        10,776        (22,598)
Acquisitions:
  Assets acquired                                                                        369,829              0
  Liabilities assumed                                                                    272,768              0
  Number of FSCO shares issued                                                         3,574,159              0
================================================================================= ============== ==============

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of management, the accompanying unaudited consolidated financial statements of First Security Corporation (FSCO) contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, FSCO's: results of operations for the three months and the year-to-date nine months in the periods ended September 30, 1997 and 1996; financial position as of September 30, 1997, December 31, 1996, and September 30, 1996; and cash flows for the year-to-date nine months in the periods ended September 30, 1997 and 1996.

   2. FSCO's results of operations for the three months and the year-to-date nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

   3. All common stock and earnings per share data in this report reflect a 3-for-2 common stock split in the form of a 50% stock dividend paid in May 1997.

   4. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, as well as Federal funds sold and securities purchased under resale agreements.

   5. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase transactions and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition, from three acquisitions completed in year-to-date 1997 (see:
MDA "Mergers and Acquisitions").
   * Effective January 1, 1997, FS Insurance acquired Olson & Haig Employee Benefits Inc. / SKI-MED, a developer of specialty benefit, group health, and incentive programs.
   * On March 31, 1997, CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P., with 15 offices located in 11 states and which originated $2.7 billion in mortgage loans during 1996. Harbourton Mortgage was previously a subsidiary of Harbourton Financial Services, L.P. (NYSE: HBT).
   * On June 30, 1997, American Bancorp of Nevada (ABN), headquartered in Las Vegas, Nevada, was acquired and merged into FSCO, and its wholly owned subsidiary American Bank of Commerce, with 5 branches, total assets of $304 million, total loans of $146 million, and total deposits of $234 million, was merged into FSCO's First Security Bank of Nevada (FSB Nevada).
   Pro forma results of operations for 1997 and 1996, as if the above companies purchased had combined at the beginning of the periods, are not presented because the effect was not material.

   6. In accordance with SFAS No. 125, FSCO's capitalized mortgage servicing rights for the nine months ended September 30, 1997 included $24.2 million originated and $12.0 million amortized during the period.

   7. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share (EPS). This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
   SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented. The adoption of SFAS No. 128 is not expected to have a material impact on FSCO.
   FSCO's pro-forma basic EPS, reflecting the 3-for-2 common stock split, were $1.33 for the first nine months of 1997, up $0.21 or 18.8% from $1.12 for the year-ago period, and were $0.46 for the third quarter of 1997, up $0.04 or 9.5% from $0.42 for the year-ago quarter.

   8. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.
   SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

   9. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries.
   SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.
   The adoption of SFAS No. 131 will result in additional disclosures regarding segments.

   10. On January 31, 1997, the Securities and Exchange Commission (SEC) issued final rules to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments, etc. Included is Rule 210.4-08(n) of Regulation S-X "Accounting policies for certain derivative instruments" which is effective, and disclosures under that rule are required, for filings with the SEC that include financial statements for fiscal periods ending after June 15, 1997.
   Derivative products used by FSCO include financial futures, option contracts, interest rate swaps, caps, floors, and interest rate corridors.
   Financial futures are accounted for by daily recording the net change in the futures contract value. This value is settled daily in cash. Net gains or losses resulting from FSCO's daily settlements are included with the trading account securities gains (losses) in the consolidated statements of income.
   Options contracts are marked to market monthly with net gains or losses recognized currently in trading securities gains (losses) in the consolidated statements of income. Cash is exchanged with the counterparties on the option contracts' settlement date.
   Interest rate swaps, caps, floors, and corridors are used in FSCO's interest rate risk management activities and are classified as hedges or matched transactions, i.e. these derivative products can be identified as hedging a specific asset or liability and, therefore, are accounted for using settlement or hedge accounting. FSCO has established policies and procedures which govern the use of these derivative products. In addition, FSCO regularly reviews these derivatives for effectiveness, market risk, and counterparty credit exposure. These derivative agreements are designated with the principal balance and term of specific debt obligations or loan balances. Net income / expense is recognized in net interest income in the consolidated statements of income. Gains and losses on termination of these derivative agreements are deferred as an adjustment to the carrying amount of the outstanding assets or liabilities and amortized as an adjustment to interest expense or income over the remaining term of the original contract life of the terminated derivative agreement. In the event of the early extinguishment of a designated asset or debt obligation, any realized or unrealized gain or loss from the derivative agreement would be recognized in income coincident with the extinguishment. FSCO's policies regarding its use of settlement or hedge accounting were discussed in greater detail in its 1996 Form 10-K (hereby incorporated by reference).
                                    # # #

PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (MDA)


HIGHLIGHTS

Highlights for First Security Corporation (FSCO) for the first nine months and the third quarter of 1997, compared to corresponding periods in 1996, included:
RESULTS OF OPERATIONS (compared with respective year-ago periods)
* Net income of $150.6 million for the year to date, up $24.0 million or 19.0%, and $53.6 million for the quarter, up $6.2 million or 13.2%.
* Fully diluted earnings per share of $1.28 for the year to date, up $0.19 or 17.4%, and $0.45 for the quarter, up $0.04 or 9.8%.
* Total income was $631.4 million for the year to date, up $66.9 million or 11.8%, and was $224.5 million for the quarter, up $28.7 million or 14.7%.
* Consolidated operating expense ratio improved to 58.57% for the year to date and 58.76% for the quarter.
FINANCIAL CONDITION AT SEPTEMBER 30, 1997 (compared with September 30, 1996)
* Record total assets of $16.3 billion, up $2.6 billion or 18.7%.
* Record loans of $10.7 billion, up $1.7 billion or 19.4%.
* Record stockholders' equity of $1.3 billion, up $207 million or 18.9%.
* Ratio of total problem assets to total loans & ORE at 0.54%, down from 0.60%.
* Ratio of reserve to total loans at 1.35%, down from 1.50%.
* Ratio of reserve to nonaccruing loans at 408.68%, up from 400.75%.
* All equity and risk-based capital ratios continued to exceed regulatory requirements for "well capitalized" status.
OTHER HIGHLIGHTS
* On October 20, 1997, FSCO announced an agreement to acquire Rio Grande Bancshares, Inc. (located in New Mexico) and its two subsidiary banks.


ANALYSIS OF STATEMENTS OF INCOME

SUMMARY
[Note: all common stock and earnings per share data reflect a 3-for-2 common stock split in the form of a 50% stock dividend paid in May 1997.]
   FSCO's net income totaled $150.6 million for year-to-date 1997, up $24.0 million or 19.0% from $126.6 million earned in the corresponding year-to-date 1996 period (see: Financial Statements "Consolidated Income Statements"; and MDA Supplemental Tables "Financial Highlights"). This net income generated a 1.36% return on average assets (ROAA) and a 16.96% return on average equity
(ROAE) for year-to-date 1997, up from a 1.32% ROAA and a 16.03% ROAE for the 1996 period. Fully diluted earnings per share were $1.28 for year-to-date 1997, up $0.19 or 17.4% from $1.09 for the year-ago period. The tangible ROAA was 1.51%, the tangible ROAE was 22.33%, and tangible fully diluted earnings per share were $1.41 for year-to-date 1997, compared with a 1.47% tangible ROAA, a 20.62% tangible ROAE, and tangible fully diluted earnings per share of $1.19 for the year-ago period.
   Net income was $53.6 million for the third quarter of 1997, up $6.2 million or 13.2% from $47.4 million earned in the third quarter of 1996. This net income generated a 1.36% ROAA and a 16.62% ROAE for the quarter, compared with a 1.43% ROAA and a 17.55% ROAE for the year-ago quarter. Fully diluted earnings per share were $0.45 for the quarter, up $0.04 or 9.8% from $0.41 for the year-ago quarter. The tangible ROAA was 1.56%, the tangible ROAE was 23.23%, and tangible fully diluted earnings per share were $0.51 for the third quarter of 1997, compared with a 1.60% tangible ROAA, a 22.67% tangible ROAE, and tangible fully diluted earnings per share of $0.44 for the year-ago quarter.

NET INTEREST INCOME AND MARGIN
   FSCO's net interest income on a fully taxable equivalent (FTE) basis totaled $434.5 million for year-to-date 1997, up $50.6 million or 13.2% from the year-ago period, and was $154.8 million for the third quarter of 1997, up $20.1 million or 14.9% from the year-ago quarter (see: MDA Supplemental Tables "Financial Highlights" and "Volume / Rate Analysis"). These increases were due primarily to volume growth in loans and in investment securities, inclusive of the impact of various asset securitizations and / or sales during the first and second quarters of 1997, and partially offset by volume growth of average interest-bearing liabilities. The asset securitizations and / or sales included: the securitization and sale of $300 million of direct and indirect auto loans during the first quarter of 1997; the sale of $99 million of mortgage loans in the second quarter of 1997; and the direct sale of $23.3
million of leases during the third quarter of 1997.   On a linked-quarter
basis, FSCO's net interest margin increased 8 basis points from the second quarter of 1997. The net interest margin was 4.40% for year-to-date 1997, down only 7 basis points from the year-ago period, and was 4.45% for the third quarter of 1997, down 12 basis points from the year-ago quarter. These decreases were due primarily to the combined impact of increased short term borrowed funds and $300 million of long-term debt issued in the fourth quarter of 1996 to take advantage of relatively low long-term interest rates. FSCO expects that its full year 1997 quarterly net interest margin will range in a band from approximately 4.40% to 4.50%

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses totaled $41.6 million for year-to-date 1997, up $12.8 million or 44.7% from the year-ago period, and was $13.8 million for the third quarter of 1997, up $4.3 million or 44.8% from the year-ago quarter (see: MDA "Interest-Earning Assets and Asset Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income totaled $244.7 million for year-to-date 1997, up $30.1 million or 14.0% from the year-ago period, and was $85.8 million for the third quarter of 1997, up $13.5 million or 18.6% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). These increases were the result of FSCO's continued emphasis on increasing and diversifying sources of noninterest income and improving the value pricing of all fee-based services. In addition, year-to-date gains on the ongoing sale of loans and loan servicing included: a $6.0 million gain on the securitization and sale of $300 million of direct and indirect auto loans during the first quarter of 1997; a $2.5 million gain on the sale of servicing rights for $500 million of real estate loans in the first quarter of 1997; a $1.6 million gain on the sale of $99 million of mortgage loans in the second quarter of 1997, and a $1.1 million gain on the direct sale of $23.3 million of leases during the third quarter of 1997.
   FSCO's total income was $631.4 million for the year to date, up $66.9 million or 11.8%, and was $224.5 million for the quarter, up $28.7 million or 14.7%.

NONINTEREST EXPENSES
   FSCO's noninterest expenses totaled $397.8 million for year-to-date 1997, up $31.1 million or 8.5% from the year-ago period, and were $141.4 million for the third quarter of 1997, up $20.1 million or 16.6% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"). FSCO has strengthened its ability to control noninterest expenses, as increases were primarily due to additions of revenue-generating personnel and facilities, acquisitions, technology, and the result of volume growth, particularly in bankcard interbank expense. In addition, year-to-date reductions were achieved in stationery and supplies, advertising, and postage expenses.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was reduced to 58.57% for year-to-date 1997, an improvement of 269 basis points from the year-ago period, and was 58.76% for the third quarter of 1997, essentially unchanged from the year-ago quarter.
   CrossLand Mortgage has a higher operating expense ratio than FSCO's bank subsidiaries, due to its labor intensive business of originating, selling, and servicing mortgage loans. Excluding the impact of CrossLand Mortgage, FSCO's "core" efficiency ratio was 56.35% for year-to-date 1997, an improvement of 261 basis points from the year-ago period "core", and was 57.73% for the third quarter of 1997.


ANALYSIS OF BALANCE SHEETS

SUMMARY
   FSCO's assets totaled a record $16.3 billion at September 30, 1997, up $2.6 billion or 18.7% from September 30, 1996, and up $1.6 billion or 10.9% from December 31, 1996. Interest-earning assets were also a record $14.6 billion at quarter end, up $2.2 billion or 17.8% from one year ago, and up $1.5 billion or 11.5% from year-end 1996 (see: MDA "Interest-Earning Assets and Asset Quality").
   At September 30, 1997, FSCO considered its interest-earning asset quality to remain good, and its reserve for loan losses and its liquidity position to be adequate for the foreseeable future.
   Intangible assets were $249.0 million at quarter end, up from one year ago and year-end 1996 due to goodwill associated with recent acquisitions and increased originated mortgage servicing rights from higher loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.
   FSCO's liabilities totaled $15.0 billion at September 30, 1997, up $2.4 billion or 18.7% from one year ago, and up $1.4 billion or 10.7% from year end. Total interest-bearing liabilities were $12.2 billion at quarter end, up $1.9 billion or 18.0% from one year ago, and up $1.2 million or 11.0% from year end (see: MDA "Liquidity").
   Stockholders' equity in FSCO was a record $1.3 billion at September 30, 1997, up $206.7 million or 18.9% from one year ago, and up $159.4 million or 14.0% from year-end 1996 (see: MDA "Stockholders' Equity and Capital Adequacy").
   FSCO's financial condition is discussed in greater detail in the following MDA sections: "Interest-Earning Assets and Asset Quality"; "Asset / Liability Management"; and "Stockholders' Equity and Capital Adequacy".

INTEREST-EARNING ASSETS and ASSET QUALITY:
TRADING ACCOUNT SECURITIES AND OTHER INTEREST EARNING ASSETS
   FSCO's trading account securities portfolio was $87.2 million at September 30, 1997, down $84.8 million or 49.3% from one year ago, and down $360.3 million or 80.5% from year end. Fluctuations in trading opportunities have generally decreased over the past twelve months due to the stability in interest rates with the exception of year-end opportunities which recur seasonally.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity.

INTEREST-EARNING ASSETS and ASSET QUALITY:
INVESTMENT SECURITIES
   Since December 1995, FSCO has managed its entire investment securities portfolio under the "available for sale" (AFS) classification.
   FSCO's investment securities AFS were $3.8 billion at September 30, 1997, up $674 million or 21.3% from one year ago, and up $691 million or 21.9% from year end, due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets. The SFAS No. 115 net unrealized gain (loss) on investment securities available for sale generally responds inversely to changes in interest rates. The recent increase in gains was due to a combination of new purchases and market value improvements.

INTEREST-EARNING ASSETS and ASSET QUALITY:
LOANS
   FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, was a record $10.7 billion at September 30, 1997, up $1.7 billion or 19.4% from one year ago, and up $1.4 billion or 15.3% from year end (see:
MDA Supplemental Tables "Loans" and "Financial Highlights"). This growth was the result of very strong continued loan demand, combined with $284 million in real estate loans added with the acquisition of Harbourton Mortgage Co., L.P. (Harbourton) and $146 million in total loans added with the acquisition of American Bancorp of Nevada (ABN), that were only partially offset by loan securitizations and sales (see: "Notes to Consolidated Financial Statements" and MDA "Mergers and Acquisitions"). The ratio of total loans to total assets was 65.47% at quarter end, up slightly from 65.13% one year ago, and up from 62.98% at year end. The components of FSCO's loan portfolio at September 30, 1997, compared with September 30, 1996, and December 31, 1996, respectively, are discussed below.
   * Commercial loans were $2.5 billion, up $429 million or 20.4% from one year ago, and up $379 million or 17.6% from year end. These increases were due primarily to a continued broad-based business expansion in FSCO's market areas. Commercial loans consist primarily of loans to small and medium-sized businesses and agricultural loans.
   * Real estate secured loans were $4.0 billion, up $663 million or 19.6% from one year ago, and up $666 million or 19.7% from year end. These increases were due primarily to loans added with the Harbourton and ABN acquisitions. Increases in loan production generated by seasonal factors and lower interest rates were mostly offset by higher ongoing mortgage loan sales. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells a portion in secondary markets. Mortgage loan originations totaled $3.3 billion for year-to-date 1997, up $808 million or 31.8% from the year-ago period. At September 30, 1997, $859 million of these loans were held for sale, up $451 million or 110.4% from one year ago, and up $529 million or 160.3% from year end.
   * Consumer loans were $3.2 billion, up $367 million or 13.2% from one year ago, and up $172 million or 5.8% from year end, due primarily to growth in auto lending. Indirect auto loan originations totaled $1.5 billion for year-to-date 1997, up $432 million or 40.7% from the year-ago period. This growth was partially offset by the securitizations and sales of $300 million of auto loans during the first quarter of 1997. FSCO remains the leading consumer lender in its primary market area. Because FSCO is significantly involved in consumer lending, it uses loan securitization as a tool to manage the size of its consumer loan portfolio.
   * Leases were $953 million, up $272 million or 40.0% from one year ago, and up $200 million or 26.6% from year end. These increases were due primarily to FSCO's growth in the auto and equipment leasing markets, partially offset by the direct sale of $23.3 million of leases during the third quarter of 1997.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO. However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO considered its interest-earning asset quality to be good, as the ratio of problem assets to total loans and other real estate (ORE) was 0.54% at September 30, 1997, down slightly from 0.60% one year ago and 0.62% at year-end 1996, and the lowest since June 30, 1996. Problem assets totaled $57.6 million at September 30, 1997, up $3.5 million or 6.4% from one year ago, but essentially unchanged from year end (see: MDA Supplemental Tables "Financial Highlights - Problem Assets, - Selected Ratios"). The components of FSCO's problem assets at September 30, 1997, compared with September 30, 1996, and December 31, 1996, are discussed below.
   * The ratio of nonaccruing loans to total loans was 0.33%, compared to 0.37% for one year ago and 0.36% for year end. Nonaccruing loans were $35.4 million, up $2.0 million or 5.9% from one year ago, and up $2.1 million or 6.3% from year end. These increases included residential mortgage, residential construction, and miscellaneous commercial loans. The majority of nonaccruing real estate loans were 1 to 4 family residential mortgage term and construction loans, which generally have a much lower rate of actual losses than other types of nonaccruing loans.
   * Other real estate was $3.1 million, down $1.9 million or 38.4% from one year ago, and down $1.8 million or 36.5% from year end. These decreases were due to the sale of one large property and several smaller ones. ORE property values are reviewed at least annually, and the portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * The ratio of accruing loans past due 90 days or more to total loans was 0.18%, unchanged from 0.18% one year ago, and down from 0.21% at year end. Accruing loans past due 90 days or more were $19.1 million, up $3.4 million or 21.7% from one year ago, but down slightly from year end. The increase from one year ago was primarily due to consumer loans, combined with some commercial real estate.
   FSCO's asset quality indicators remained at favorable levels in comparison to that of its peer group as reported in the March 31, 1997 Bank Holding Company Performance Report (BHCPR), which was the most recent data available. As of March 31, 1997, FSCO's ratio of nonaccruing loans to total loans was 0.34%, which compared favorably with the 0.63% reported for FSCO's peer group in the BHCPR, while FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.23%, which compared favorably with the 0.27% reported for FSCO's peer group in the BHCPR.
   Potential problem loans identified by FSCO were $11.7 million, down $0.6 million or 5.1% from one year ago, but up $3.4 million or 40.9% from year end. The decrease from one year ago was due to two large commercial credits which have improved, while the increase from year end occurred primarily in residential construction and small business loans. Potential problem loans consisted primarily of commercial and residential construction loans.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks, by regulatory and accounting guidelines, and industry practices. Most specifically, FSCO follows the Comptroller of the Currency's regulations and guidelines for determining the appropriate level of the reserve for loan losses.
   FSCO's reserve for loan losses was increased to $144.6 million at September 30, 1997, up $10.7 million or 8.0% from one year ago, and up $10.1 million or 7.5% from year end 1996 (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases included $6.3 million in additions to the reserve over the last 12 months as FSCO responded primarily to loan growth, and $4.5 million in reserves added with the June 30, 1997 acquisition of American Bancorp of Nevada (ABN) (see: MDA "Mergers and Acquisitions").
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at September 30, 1997 to be adequate to absorb estimated loan losses in the current loan portfolios. The coverage ratio of the reserve to nonaccruing loans was 408.68% at September 30, 1997, up slightly from 400.75% one year ago and 403.98% at year end (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios"). The ratio of the reserve to total loans was 1.35% at September 30, 1997, down from 1.50% one year ago and 1.45% at year end.
   Net loans charged off were $35.9 million for year-to-date 1997, up $11.0 million or 44.3% from the year ago period, and were $10.8 million for the third quarter of 1997, up $1.5 million or 16.1% from the year ago quarter (see: MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases were due primarily to higher consumer losses following national trends and an increase in the charge off of smaller commercial credits. The annualized ratio of net loans charged off to average loans was 0.49% for year-to-date 1997, up from 0.39% for the year-ago period and 0.41% for all of 1996, and was 0.41% for the third quarter of 1997, compared with 0.42% for the year ago quarter.
   FSCO uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate.

INTEREST-EARNING ASSETS AND ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses totaled $41.6 million for year-to-date 1997, up $12.8 million or 44.7% from the year-ago period, and was $13.8 million for the third quarter of 1997, up $4.3 million or 44.8% from the year-ago quarter (see: Financial Statements "Consolidated Income Statements"; MDA "Reserve For Loan Losses"; and MDA Supplemental Tables "Financial Highlights - Reconciliation of the Reserve For Loan Losses"). These increases included additions in response to loan growth and $4.5 million in reserves added with the ABN acquisition.

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

ASSET / LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO maintains an adequate liquidity position in large part through stable deposits generated from its wide-spread branch network, the prudent use of debt, and from a high quality investment securities portfolio (see: MDA "Interest-Earning Assets and Asset Quality"). Maturing balances in the large loan portfolios provide flexibility in managing cash flows. Assets may also be sold or securitized in order to provide funding. The ability to redeploy these funds is an important source of medium to long term liquidity. FSCO monitors its liquidity levels on a daily basis through its Capital Markets / Treasury area and on a monthly basis through its ALCO process.
   FSCO has had continued success during 1997 in obtaining core deposits, without having to offer above-market interest rates, through market growth, special programs, and the efforts of its branch system. As a result, FSCO has been able to maintain a strong, stable net interest margin as well as adequate liquidity. FSCO has also utilized external funding sources, such as corporate and bank notes as well as securitizations, in its normal course of business. These funding sources have enabled FSCO to maximize earning assets while continuing to maintain satisfactory liquidity goals. FSCO will avail itself of opportunities in the European Medium Term Note market and will use Federal Home Loan Bank Notes to provide additional sources of funding. Additionally, plans are in place to effect auto and mortgage loan securitizations during the next five months.
   Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.
   Deposits were $10.2 billion at September 30, 1997, up $1.1 billion or 12.5% from one year ago, and up $0.8 billion or 8.3% from year end (see: Financial Statements "Consolidated Balance Sheets"; and MDA Supplemental Tables "Volume / Rate Analysis"). These increases were due to FSCO's continued emphasis on its deposit gathering functions and the success of several deposit programs oriented to customers' needs combined with $234 million in deposits added with the ABN acquisition (see: MDA "Mergers and Acquisitions"). The ratio of loans to deposits was 104.47% at quarter end, up from 98.46% one year ago, and up from 98.13% at year end. This ratio, as well as other loan and liquidity ratios, vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.
   Debt, which included short-term borrowings and long-term debt, totaled $4.3 billion at September 30, 1997, up $1.1 billion or 33.8% from one year ago, and up $0.5 billion or 14.2% from year end (see: Financial Statements "Consolidated Balance Sheets"). The components of FSCO's debt at September 30, 1997, compared with September 30, 1996, and December 31, 1996, are discussed below.
   Federal funds purchased and securities sold under repurchase agreements were $2.9 billion, up $0.8 billion or 35.0% from one year ago, and up $0.4 billion or 14.6% from year end. These increases occurred as FSCO funded, on an interim basis, approximately $200 million of loan growth generated by business-cycle opportunities in its market areas, and funded approximately $700 million of growth in investment securities through repurchase agreements.
   * All other short-term borrowed funds were $440.0 million, up $200.5 million or 83.7% from one year ago, and up $152.0 million or 52.8% from year end.
These increases were due to maturing issues formerly classified as long-term debt.
   * Long-term debt was $954.5 million, up $132.5 million or 16.1% from one year ago, and up $10.4 million or 1.1% from year end. The increase from one year ago included: the November 21, 1996 issuance of $150 million of 6.875% Senior Notes due in 2006; the December 23, 1996, issuance of $150 million of 8.41% Capital Income Securities due in 2026 (see "Stockholders' Equity and Capital Adequacy"); and new Federal Home Loan Bank borrowings. These increases were partially offset by the ongoing maturity of existing long-term debt. On October 10, 1997, FSCO issued $300 million of Floating Rate European Medium Term Notes due in 2002 under a $1 billion program. This is part of FSCO's use of diverse funding sources discussed above.

ASSET / LIABILITY MANAGEMENT:
INTEREST RATE RISK
   During the 12 months ended September 30, 1997, FSCO continued to maintain a relatively neutral interest rate risk position and a conservative balance
sheet.   As of September 30, 1997, FSCO exhibited a slight liability sensitivity at the one-year time frame and minimal overall interest rate risk.
   During the 12-month period, a strong regional economy resulted in loan growth of $1.7 billion or 19.4%, while successful deposit promotions helped to generate deposit growth of $1.1 billion or 12.5%, which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized external funding sources to support a portion of its asset growth, including the issuance of $150 million of 6.875% Senior Notes and the issuance of $150 million of 8.41% Capital Income Securities (see: MDA "Asset / Liability Management - Liquidity"). Additionally, maturing FHLB debt was replaced with new 2- to 3-year FHLB funding.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet in 1996 and 1997 through an increase in the investment securities portfolio of $674 million or 21.3%. This increase was primarily funded through
the use of repurchase agreements.   As of September 30, 1997, FSCO's off-
balance sheet instruments used for interest rate risk management activities, including interest rate swaps, caps, and corridors, were $1.8 billion notional amount. Excluding CrossLand Mortgage for which year end data was not available, off-balance sheet instruments used for interest rate risk management activities were $369 million notional amount, compared with $618 million notional amount at year end. Also at September 30, 1997, FSCO's financial futures and options contracts related to trading account securities totaled $16.2 billion notional par value, up from $10.1 billion notional par value at year end. Fluctuations in these positions are common as traders take advantage of opportunities in the short term futures and options markets.

STOCKHOLDERS' EQUITY and CAPITAL ADEQUACY
   FSCO's stockholders' equity was a record $1.3 billion at September 30, 1997, up $207 million or 18.9% from one year ago, and up $159 million or 14.0% from year-end 1996 (see: Financial Statements "Consolidated Balance Sheets"). This growth was due to earnings retained, the issuance of 3.6 million shares of new common stock for the ABN acquisition, and the impact of the SFAS 115 net unrealized gain (loss) on investment securities available for sale. These increases were partially offset by repurchases of common stock in the public markets totaling 2.3 million shares for year-to-date 1997. The ratio of stockholders' equity to total assets was 7.97% at September 30, 1997, essentially unchanged from 7.96% one year ago but up from 7.76% at year end (see: MDA Supplemental Tables "Financial Highlights - Selected Ratios"). The ratio of tangible common equity to tangible assets was 6.54% at September 30, 1997, down from 6.86% one year ago and 6.67% at year end, reflecting the goodwill recognized with the ABN merger and the ongoing origination of mortgage servicing rights.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of investment securities. These fluctuations are shown in the "Net unrealized gain (loss) on investment securities available for sale" component of equity.
   During the fourth quarter of 1996, FSCO issued $150 million of 8.41% Capital Income Securities due in 2026. Although included in "Long-Term Debt" rather than "Stockholders' Equity" on FSCO's financial statements, regulations permit these Capital Income Securities to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.
   FSCO's risk-based capital ratios remained strong at September 30, 1997 due to earnings retained, the above-mentioned issuance of Capital Income Securities, and the impact of the SFAS 115 net unrealized gain (loss) on investment securities available for sale (see: MDA Supplemental Tables "Financial Highlights - Risk-Based Capital Ratios"). FSCO's risk-based capital ratios at September 30, 1997, September 30, 1996, and December 31, 1996, respectively, were: Tier 1 at 10.70%, compared with 10.10% and 11.34%; and Total Capital at 13.60%, compared with 13.36% and 14.50%. At the same time periods, the leverage ratio was 7.90%, compared with 7.34% and 8.16%.
   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   With its strong equity and risk-based capital ratios, FSCO is well positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On October 27, 1997, FSCO declared a regular quarterly common stock dividend of $0.17 per share. This dividend is payable on December 1, 1997, to shareholders of record on November 10, 1997, and equates to an annual dividend rate of $0.68 per share. At the market closing price of $29.00 per share on Friday, October 31, 1997 (before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been approximately 2.34%.
   The December 1, 1997 dividend is the 171st common stock dividend declared by FSCO, and marks the 63rd consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $29.75 per share at the close of the market on September 30, 1997, versus a book value of $11.22 per share. This resulted in a market-to-book ratio of 265.15%, up from 189.32% one year ago and 226.59% at year end. At September 30, 1997, FSCO's common stock market capitalization was a record $3.4 billion, up 66.5% from one year ago, and up 33.4% from year end.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate, restated for the stock split, of one share of preferred stock for 27.3375 shares of common stock. There is no active trading market for FSCO's preferred stock.


MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities. Management believes that long-term returns on the stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   On October 20, 1997, FSCO announced that it has signed a definitive agreement to acquire Rio Grande Bancshares, Inc. (RGB) and its subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County. RGB had year-end 1996 assets of $407 million, equity of $44.6 million, a diversified portfolio of loans and deposits, and 11 branches. RGB has been in business in southern New Mexico for more than 90 years and its banks have 10 branches in Dona Ana County and one in Chaves County. This acquisition is expected to be completed during the first quarter of 1998.


CORPORATE STRUCTURE

   FSCO intends to merge First Security Bank of Wyoming into First Security Bank, N.A. before the end of the fourth quarter of 1997. Combining the charters of these two banks was originally announced in 1995 as part of Project VISION, FSCO's restructuring project.


YEAR 2000 COMPUTER SYSTEMS CONVERSION

   Like any other company, advances and changes in available technology can significantly impact the business and operations of FSCO. Currently, a challenging problem exists as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem. FSCO is expending adequate resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. This "Year 2000 Computer Problem" creates risks for FSCO from unforeseen problems in its own computer systems and from third parties with whom FSCO deals on financial transactions worldwide. Failures of FSCO's and/or third parties' computer systems could have a material impact on FSCO's ability to conduct its business, and especially to process and account for the transfer of funds electronically.
   FSCO believes that its plan for addressing "Year 2000" issues will enable it to be fully compliant by the year 2000.


NATIONAL & REGIONAL ECONOMY

   The U.S. economy recorded a solid overall performance in the 1997 third quarter, and the 1998 outlook is favorable. Consumer spending bounced back in the summer months, led by expenditures for automobiles, homes, and other consumer durables. Despite this ongoing, above-trend growth in a fully employed economy, the rate of inflation, contrary to many forecasters' expectations, has actually fallen and interest rates have decreased.
   Recent financial-market volatility reflects the underlying uncertainty of international exchange markets and the future trend in wages and inflation when combined with the possibility of additional declines in the unemployment rate. Early in the fourth quarter, however, there are signals that the pace of national economic growth is moderating. Accordingly, inflation and interest-rate trends in the months ahead may remain relatively stable.
   Intermountain Area economic growth rates have slowed somewhat from 1996, with a tight labor market and a limited supply of employees as significant factors. Unemployment rates in the metropolitan areas are still very low. In many areas, residential construction is down modestly below last year, but the supply-demand equation remains in general balance in most areas. Net in-migration to the Intermountain states is slowing, which also contributes to the tight labor-supply environment.


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

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr      Year-To-Date Nine Months
                                                     1997       1997       1997       1996       1996       1997       1996    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common & Preferred Stock Data (A):
Earnings per common share: primary                   0.45       0.42       0.41       0.44       0.41       1.29       1.09    18.3
Earnings per common share: fully diluted             0.45       0.42       0.41       0.44       0.41       1.28       1.09    17.4
Tangible EPCS: fully diluted                         0.51       0.46       0.45       0.46       0.44       1.41       1.19    18.5
Dividends paid per common share                      0.17       0.17       0.15       0.15       0.14       0.49       0.42    17.5
Book value [EOP]                                    11.22      10.89       9.96      10.04       9.64      11.22       9.64    16.4
Tangible book value [EOP]                            9.07       8.76       8.44       8.54       8.22       9.07       8.22    10.3
Market price (bid) [EOP]                            29.75      27.31      21.42      22.75      18.25      29.75      18.25    63.0
  High bid for the period                           32.00      28.50      24.83      22.75      18.75      32.00      18.75    70.7
  Low bid for the period                            26.38      21.67      21.33      18.75      15.83      21.33      15.25    39.9
Market capitalization (mktprice x #shrs) [EOP]  3,446,181  3,164,508  2,407,161  2,583,467  2,069,468  3,446,181  2,069,468    66.5
Market price / book value [EOP] %                  265.15     250.80     215.03     226.59     189.32     265.15     189.32
Dividend payout ratio (DPCS / EPCS) %               37.78      40.48      37.40      34.85      34.43      38.24      38.53
Dividend yield (DPCS / mktprice) [EOP] %             2.29       2.49       2.86       2.70       3.07       2.29       3.07
Price / earnings ratio (mktprice / 4 qtrs EPCS)      17.3x      16.3x      13.1x      14.8x      15.6x      17.3x      15.6x
Common shares [EOP]                               115,838    115,863    112,397    113,559    113,396    115,838    113,396     2.2
Common shares: primary [Avg]                      119,350    115,638    116,168    116,625    116,061    117,064    115,878     1.0
Common shares: fully diluted [Avg]                119,623    115,915    116,447    116,909    116,348    117,340    116,168     1.0
Preferred shares [EOP]                                 10         10         10         10         10         10         10     0.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income                                   300,995    279,639    260,181    263,397    251,876    840,815    724,411    16.1
Interest expense                                  148,490    138,027    125,962    125,499    118,874    412,479    345,733    19.3
Net interest income                               152,505    141,612    134,219    137,898    133,002    428,336    378,678    13.1
Fully taxable equivalent (FTE) adjustment           2,336      1,851      2,007      2,409      1,764      6,194      5,275    17.4
Net interest income, FTE                          154,841    143,463    136,226    140,307    134,766    434,530    383,953    13.2
Provision for loan losses                          13,770     13,924     13,899     11,549      9,508     41,593     28,751    44.7
Noninterest income                                 85,766     80,177     78,716     84,099     72,312    244,659    214,587    14.0
Noninterest expenses                              141,371    131,767    124,655    130,678    121,251    397,793    366,689     8.5
Provision for income taxes                         29,486     27,117     26,396     28,541     27,159     82,999     71,211    16.6
Net income                                         53,644     48,981     47,985     51,229     47,396    150,610    126,614    19.0
Preferred stock dividend requirement                    7          8          8          8          9         23         25    (8.0)
Common stock dividend                              19,699     19,055     17,246     17,396     15,848     56,000     47,497    17.9
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities                         87,154    274,014    388,264    447,486    171,910     87,154    171,910   (49.3)
Investment securities available for sale (AFS)  3,840,970  3,457,692  3,316,927  3,150,276  3,166,608  3,840,970  3,166,608    21.3
  Memo: fair value adjust invest securities AFS    18,153      1,575    (28,980)     1,654    (12,506)    18,153    (12,508) (245.1)
Loans, net of unearned income                  10,679,985 10,093,820  9,069,267  9,262,482  8,948,196 10,679,985  8,948,196    19.4
Reserve for loan losses                          (144,567)  (141,637)  (135,928)  (134,428)  (133,853)  (144,567)  (133,853)    8.0
Total interest-earning assets                  14,625,505 14,066,684 12,795,456 13,115,096 12,417,202 14,625,505 12,417,202    17.8
Intangible assets                                 248,973    246,628    171,009    169,779    160,823    248,973    160,823    54.8
Total assets                                   16,312,978 15,671,546 14,416,628 14,708,024 13,739,324 16,312,978 13,739,324    18.7
Noninterest-bearing deposits                    2,303,163  2,217,107  2,021,116  2,198,348  1,946,454  2,303,163  1,946,454    18.3
Interest-bearing deposits                       7,920,033  7,602,574  7,288,766  7,240,915  7,141,950  7,920,033  7,141,950    10.9
Total deposits                                 10,223,196  9,819,681  9,309,882  9,439,263  9,088,404 10,223,196  9,088,404    12.5
Short-term borrowed funds                       3,354,922  3,283,322  2,562,778  2,830,633  2,399,209  3,354,922  2,399,209    39.8
Long-term debt                                    954,463    959,897    986,417    944,055    821,932    954,463    821,932    16.1
Total interest-bearing liabilities             12,229,418 11,845,793 10,837,961 11,015,603 10,363,091 12,229,418 10,363,091    18.0
Preferred stockholders' equity                        510        531        532        540        549        510        549    (7.1)
Common stockholders' equity                     1,299,534  1,261,479  1,119,635  1,140,108  1,092,782  1,299,534  1,092,782    18.9
Parent company investment in subsidiaries       1,420,607  1,369,329  1,216,236  1,206,037  1,155,998  1,420,607  1,155,998    22.9
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial                                       15,821     17,094     14,139     13,904     13,244     15,821     13,244    19.5
  Real estate term                                 15,420     12,848     14,225     15,078     18,681     15,420     18,681   (17.5)
  Real estate construction                          3,787      4,859      1,738      3,935        875      3,787        875   332.8
  Consumer                                             30         32        102        108         70         30         70   (57.1)
  Leases                                              316        617        279        251        531        316        531   (40.5)
Total nonaccruing loans                            35,374     35,450     30,483     33,276     33,401     35,374     33,401     5.9
Other real estate                                   3,083      4,768      3,968      4,855      5,003      3,083      5,003   (38.4)
Total nonperforming assets                         38,457     40,218     34,451     38,131     38,404     38,457     38,404     0.1
Accruing loans past due 90 days or more            19,147     20,537     20,430     19,326     15,728     19,147     15,728    21.7
Total problem assets                               57,604     60,755     54,881     57,457     54,132     57,604     54,132     6.4
Potential problem assets                           11,654      9,742     12,450      8,271     12,283     11,654     12,283    (5.1)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                      7,507      7,329      6,987      7,017      7,089      7,507      7,089     5.9
Domestic bank offices:
  First Security Bank (Utah, Idaho, Oregon) (B)       227        224        224        224        221        227        221     2.7
  FSB New Mexico                                       29         29         28         28         28         29         28     3.6
  FSB Nevada (C)                                       14         13          8          7          7         14          7   100.0
  FSB Wyoming                                           7          7          7          7          6          7          6    16.7
Total domestic bank offices                           277        273        267        266        262        277        262     5.7
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

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr      Year-To-Date Nine Months
                                                     1997       1997       1997       1996       1996       1997       1996    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities                        178,070    360,339    168,094    130,319    159,258    235,538    219,801     7.2
Investment securities available for sale (AFS)  3,528,064  3,334,641  3,183,395  3,162,599  2,930,670  3,349,963  2,755,656    21.6
  Memo: fair value adjust invest securities AFS    13,126    (16,834)     3,284      6,446    (22,927)      (106)    (6,287)  (98.3)
Loans, net of unearned income                  10,380,275  9,573,919  9,205,427  9,125,014  8,800,072  9,724,177  8,530,397    14.0
Reserve for loan losses                          (142,741)  (135,991)  (134,272)  (133,885)  (133,706)  (137,699)  (131,536)    4.7
Deferred taxes on leases                         (186,212)  (187,553)  (183,598)  (177,841)  (172,614)  (185,797)  (168,152)   10.5
Total interest-earning assets, excl. fair value
  adjust securities AFS & defer tax on leases  13,933,748 13,140,234 12,427,261 12,339,265 11,807,137 13,172,600 11,447,032    15.1
Intangible assets                                 246,071    178,320    170,857    163,470    158,718    198,692    155,584    27.7
Total assets                                   15,620,168 14,687,847 14,009,082 13,825,829 13,153,786 14,778,267 12,783,717    15.6
Noninterest-bearing deposits                    2,053,916  1,995,783  1,895,233  1,912,222  1,780,120  1,982,226  1,748,164    13.4
Interest-bearing deposits                       7,747,020  7,339,642  7,264,138  7,260,035  7,158,996  7,452,035  7,039,640     5.9
Total deposits                                  9,800,936  9,335,425  9,159,371  9,172,257  8,939,116  9,434,261  8,787,804     7.4
Short-term borrowed funds                       3,205,848  2,887,346  2,412,952  2,388,089  2,073,144  2,838,287  1,937,012    46.5
Long-term debt                                    971,356    989,408    950,850    831,910    771,128    970,613    718,337    35.1
Total interest-bearing liabilities             11,924,224 11,216,396 10,627,940 10,480,034 10,003,268 11,260,935  9,694,989    16.2
Preferred stockholders' equity                        524        532        535        543        550        530        558    (5.0)
Common stockholders' equity                     1,280,385  1,134,894  1,142,557  1,105,649  1,073,952  1,186,450  1,054,496    12.5
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                141,637    135,928    134,428    133,853    133,678    134,428    129,982     3.4
Loans (charged off):
  Commercial                                       (1,990)    (3,484)    (1,470)      (761)    (1,918)    (6,944)    (5,046)   37.6
  Real estate term                                   (774)      (967)      (455)      (415)      (315)    (2,196)      (646)  239.9
  Real estate construction                            (33)         0        (76)      (138)      (157)      (109)      (176)  (38.1)
  Consumer credit card & related                   (3,242)    (3,426)    (3,343)    (3,613)    (3,641)   (10,011)    (9,687)    3.3
  Consumer auto & other                           (12,600)   (14,554)   (14,686)   (13,422)    (9,406)   (41,840)   (28,117)   48.8
  Leases                                               (6)         0          0          0        (91)        (6)      (602)  (99.0)
Total loans (charged off)                         (18,645)   (22,431)   (20,030)   (18,349)   (15,528)   (61,106)   (44,274)   38.0
Recoveries on loans charged off:
  Commercial                                        1,086      1,671      1,387      2,372      1,592      4,144      4,163    (0.5)
  Real estate term                                    447        385        269       (373)        21      1,101      1,241   (11.3)
  Real estate construction                              2          1          4        698        134          7        149   (95.3)
  Consumer credit card & related                      571        646        617        717        497      1,834      1,558    17.7
  Consumer auto & other                             5,699      7,054      5,354      3,964      3,791     18,107     11,964    51.3
  Leases                                                0          0          0         (3)       160          0        319  (100.0)
Total recoveries of loans charged off               7,805      9,757      7,631      7,375      6,195     25,193     19,394    29.9
Net loans (charged off) recovered                 (10,840)   (12,674)   (12,399)   (10,974)    (9,333)   (35,913)   (24,880)   44.3
Provision for loan losses                          13,770     13,924     13,899     11,549      9,508     41,593     28,751    44.7
Acquisitions & reclassifications (C)                    0      4,459          0          0          0      4,459          0     0.0
Reserve for loan losses, ending                   144,567    141,637    135,928    134,428    133,853    144,567    133,853     8.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets (ROAA)                      1.36       1.34       1.39       1.47       1.43       1.36       1.32
Tangible ROAA                                        1.56       1.48       1.53       1.58       1.60       1.51       1.47
Return on average stockholders' equity (ROAE)       16.62      17.30      17.02      18.42      17.55      16.96      16.03
Tangible ROAE                                       23.23      22.48      21.81      22.84      22.67      22.33      20.62
Net interest margin, FTE                             4.45       4.37       4.38       4.55       4.57       4.40       4.47
Net interest spread, FTE                             3.73       3.65       3.70       3.83       3.86       3.69       3.75
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     58.76      58.92      57.99      58.23      58.55      58.57      61.26
Productivity ratio (nonint exp / avg assets)         3.59       3.60       3.61       3.76       3.67       3.60       3.83
Stockholders' equity / assets [EOP]                  7.97       8.05       7.77       7.76       7.96       7.97       7.96
Stockholders' equity / assets [Avg]                  8.20       7.73       8.16       8.00       8.17       8.03       8.25
Tangible common equity / tangible assets [EOP]       6.54       6.58       6.66       6.67       6.86       6.54       6.86
Loans / deposits [EOP]                             104.47     102.79      97.42      98.13      98.46     104.47      98.46
Loans / assets [EOP]                                65.47      64.41      62.91      62.98      65.13      65.47      65.13
Reserve for loan losses [EOP] /:
  Total loans                                        1.35       1.40       1.50       1.45       1.50       1.35       1.50
  Nonaccruing loans                                408.68     399.54     445.91     403.98     400.75     408.68     400.75
  Nonaccruing + accruing loans past due 90 days    265.16     252.98     266.98     255.56     272.45     265.16     272.45
Nonaccruing loans / total loans                      0.33       0.35       0.34       0.36       0.37       0.33       0.37
Accruing loans past due 90 days / total loans        0.18       0.20       0.23       0.21       0.18       0.18       0.18
Nonaccruing + accr loans past due / total loans      0.51       0.55       0.56       0.57       0.55       0.51       0.55
Nonperforming assets /:
  Total loans + other real estate                    0.36       0.40       0.38       0.41       0.43       0.36       0.43
  Total assets                                       0.24       0.26       0.24       0.26       0.28       0.24       0.28
  Total equity                                       2.96       3.19       3.08       3.34       3.51       2.96       3.51
  Total equity + reserve for loan losses             2.66       2.87       2.74       2.99       3.13       2.66       3.13
Problem assets /:
  Total loans + other real estate                    0.54       0.60       0.60       0.62       0.60       0.54       0.60
  Total assets                                       0.35       0.39       0.38       0.39       0.39       0.35       0.39
  Total equity                                       4.43       4.81       4.90       5.04       4.95       4.43       4.95
  Total equity + reserve for loan losses             3.99       4.33       4.37       4.51       4.41       3.99       4.41
Net loans charged off / average loans                0.41       0.53       0.55       0.48       0.42       0.49       0.39
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%):      FSCO    FS Bank        FSB        FSB        FSB
As of September 30, 1997                           Consol. (UT,ID,OR)(NewMexico)    Nevada    Wyoming
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       7.90       7.23       6.20       7.78       9.91
Tier 1 risk-based capital ratio                     10.70       9.37      13.32      13.53      15.07
Total (Tier 1 + 2) risk-based capital ratio         13.60      10.74      14.58      14.79      16.33
Tier 1 risk-based capital ($)                   1,274,248    951,087    121,894     69,012     20,865
Total (Tier 1 + 2) risk-based capital ($)       1,618,815  1,089,600    133,419     75,436     22,609
Total risk-based assets - loan loss reserve ($)11,904,812 10,145,569    914,939    510,207    138,486
============================================== ========== ========== ========== ========== ========== ========== ========== =======


Notes:
See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect 3-for-2 stock split in the form of a 50% stock dividend paid May 1997.
(B) On June 21, 1996, FSB Utah and FSB Idaho merged to become FS Bank.  On May 23, 1997, FSB Oregon was merged into FS Bank.
(C) On June 30, 1997, American Bank of Commerce was merged into FSB Nevada.
</TABLE


FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A)

For the Three Months Ended September 30, 1997 and 1996
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1997        1996   1997   1996                                                    1997      1996  1997-96   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     45,794      50,784   5.90   5.27  Federal funds sold & securities purchased          676       669        7      (66)      73
        883      16,040   8.15   5.24  Interest-bearing deposits in other banks            18       210     (192)    (198)       6
    178,070     159,258   5.79   4.69  Trading account securities                       2,578     1,867      711      221      490
  3,514,938   2,953,597   6.75   6.63  Investment securities AFS - amortized cost      59,305    48,931   10,374    9,300    1,074
                                       Loans, net of unearned income &
 10,194,063   8,627,458   9.45   9.36    deferred taxes on leases (B)                 240,754   201,963   38,791   36,673    2,118
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 13,933,748  11,807,137   8.71   8.59  TOTAL INTEREST-EARNING ASSETS / INCOME         303,331   253,640   49,691   45,930    3,761
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    273,549     652,072   1.92   3.01  Interest-bearing demand accounts                 1,315     4,914   (3,599)  (2,853)    (746)
  3,487,335   2,997,952   3.22   3.16  Savings & money market accounts                 28,108    23,647    4,461    3,860      601
    927,275     740,172   5.93   5.55  Time deposits of $100,000 or more               13,738    10,277    3,461    2,598      863
  3,058,861   2,768,800   5.73   5.76  Other time deposits                             43,801    39,889    3,912    4,179     (267)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  7,747,020   7,158,996   4.49   4.40  TOTAL INTEREST-BEARING DEPOSITS                 86,962    78,727    8,235    7,784      451
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  2,858,725   1,830,154   5.41   5.06  Federal funds purchased & securities sold       38,685    23,149   15,536   13,010    2,526
    347,123     242,990   7.50   6.21  Other short-term borrowings                      6,505     3,773    2,732    1,617    1,115
    971,356     771,128   6.73   6.86  Long-term debt                                  16,338    13,225    3,113    3,434     (321)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 11,924,224  10,003,268   4.98   4.75  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   148,490   118,874   29,616   25,845    3,771
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.71   8.59  Interest income / earning assets
                          4.26   4.02  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.45   4.57  Net interest income / earning assets           154,841   134,766   20,075   20,085      (10)
                                       Less fully taxable equivalent adjustment         2,336     1,764      572
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONSOLIDATED
                                         STATEMENTS OF INCOME                         152,505   133,002   19,503
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

For the Nine Months Ended September 30, 1997 and 1996
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1997        1996   1997   1996                                                    1997      1996  1997-96   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     46,748      90,412   5.36   5.27  Federal funds sold & securities purchased        1,878     3,572   (1,694)  (1,725)      31
      1,865      12,631   6.08   5.85  Interest-bearing deposits in other banks            85       554     (469)    (472)       3
    235,538     219,801   5.86   5.12  Trading account securities                      10,349     8,435    1,914      604    1,310
  3,350,069   2,761,943   6.72   6.53  Investment securities AFS - amortized cost     168,735   135,170   33,565   28,783    4,782
                                       Loans, net of unearned income &
  9,538,380   8,362,245   9.31   9.28    deferred taxes on leases (B)                 665,962   581,955   84,007   81,851    2,156
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 13,172,600  11,447,032   8.57   8.50  TOTAL INTEREST-EARNING ASSETS / INCOME         847,009   729,686  117,323  109,041    8,282
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    476,627     927,604   2.29   2.14  Interest-bearing demand accounts                 8,171    14,862   (6,691)  (7,226)     535
  3,173,007   2,685,218   3.18   3.46  Savings & money market accounts                 75,600    69,633    5,967   12,649   (6,682)
    829,228     707,412   5.73   5.68  Time deposits of $100,000 or more               35,656    30,114    5,542    5,186      356
  2,973,173   2,719,406   5.66   5.81  Other time deposits                            126,184   118,411    7,773   11,050   (3,277)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  7,452,035   7,039,640   4.39   4.41  TOTAL INTEREST-BEARING DEPOSITS                245,611   233,020   12,591   21,659   (9,068)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  2,536,142   1,672,003   5.29   5.02  Federal funds purchased & securities sold      100,596    62,920   37,676   32,519    5,157
    302,145     265,009   7.03   6.50  Other short-term borrowings                     15,920    12,924    2,996    1,811    1,185
    970,613     718,337   6.92   6.84  Long-term debt                                  50,352    36,869   13,483   12,948      535
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 11,260,935   9,694,989   4.88   4.75  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   412,479   345,733   66,746   68,937   (2,191)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.57   8.50  Interest income / earning assets
                          4.17   4.03  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.40   4.47  Net interest income / earning assets           434,530   383,953   50,577   40,104   10,473
                                       Less fully taxable equivalent adjustment         6,194     5,275      919
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONSOLIDATED
                                         STATEMENTS OF INCOME                         428,336   378,678   49,658
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

Notes:
(A) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997 and 1996.
(B) Loans include nonaccruing and renegotiated loans.
    Interest on loans includes fees of $9,848 and $7,106 for the 1997 and 1996 quarters, respectively.
    Interest on loans includes fees of $26,399 and $19,202 for the 1997 and 1996 year-to-date periods, respectively.


FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited)
                                          September30 %Total  December31 %Total September30 %Total  Sep/Sep
                                                 1997  Loans        1996  Loans        1996  Loans     %Chg
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial                     2,024,735   19.0   1,654,239   17.9   1,636,236   18.3     23.7
Agricultural                                  346,546    3.2     312,402    3.4     302,578    3.4     14.5
Other commercial                              160,379    1.5     185,973    2.0     163,555    1.8     (1.9)
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      2,531,660   23.7   2,152,614   23.2   2,102,369   23.5     20.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term              1,889,154   17.7   1,459,534   15.8   1,457,829   16.3     29.6
1 to 4 family residential home equity         480,160    4.5     471,109    5.1     472,526    5.3      1.6
1 to 4 family residential construction        460,379    4.3     349,771    3.8     278,770    3.1     65.1
Commercial & other term                       951,701    8.9     904,135    9.8     921,249   10.3      3.3
Commercial & other construction               259,536    2.4     190,791    2.1     247,557    2.8      4.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             4,040,930   37.8   3,375,340   36.4   3,377,931   37.7     19.6
  Memo: Total real estate term              3,321,015   31.1   2,834,778   30.6   2,851,604   31.9     16.5
  Memo: Loans held for sale
    included in total real estate term        858,944    8.0     330,032    3.6     408,222    4.6    110.4
  Memo: Total real estate construction        719,915    6.7     540,562    5.8     526,327    5.9     36.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit card & related                         292,534    2.7     307,622    3.3     288,287    3.2      1.5
Auto & other consumer                       2,861,754   26.8   2,674,283   28.9   2,498,710   27.9     14.5
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        3,154,288   29.5   2,981,905   32.2   2,786,997   31.1     13.2
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES                                  953,107    8.9     752,623    8.1     680,899    7.6     40.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME              10,679,985  100.0   9,262,482  100.0   8,948,196  100.0     19.4
  Memo: Unearned income                      (104,728)           (67,396)           (57,859)           81.0
Reserve for loan losses                      (144,567)          (134,428)          (133,853)            8.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                           10,535,418          9,128,054          8,814,343            19.5
========================================= =========== ====== =========== ====== =========== ====== ========

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the Securities and Exchange Commission (SEC) as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of FSCO's 1996 Form 10-K Annual Report, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC, except as follows:
   In November 1997, the Court in "Utah Bankers' Association v. America First Credit Union" (3rd District Court, Salt Lake County, Utah), dismissed those claims for relief seeking money damages from FSCO's subsidiaries, First Security Bank, N.A. and First Security Service Company, together with other Utah banks, but left in place the declaratory judgment claims to resolve the legal issues surrounding the manner in which credit unions compete with banks.
   In the lender liability lawsuit in Idaho previously described in FSCO's 1996 Annual Report on Form 10-K, the Court has reduced the verdict in response to FSCO's post trial motion. FSCO will appeal the remaining verdict based on its belief that error was committed at the trial court.
   Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases discussed above or previously reported will have a material adverse impact on the business or assets of FSCO.


ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K
   (a). Exhibits:
      Exhibit 11. Computation of Earnings Per Share
      Exhibit 27. Financial Data Schedule
   (b). Reports on Form 8-K:
      On October 22, 1997, FSCO filed a report on Form 8-K reporting its press release of October 20, 1997, announcing that FSCO has signed a definitive agreement to acquire Rio Grande Bancshares, Inc. and its subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves.

                                    # # #

SIGNATURES

FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION
by
[SIGNED]                                                  November 10, 1997
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President, Finance and Capital Markets and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                    # # #