Form 10-K
period 1997-12-31
FIRST SECURITY CORP /UT/
filed 1998-03-27
CIK 312367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    December 31, 1997
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

   Securities registered pursuant to Section 12(b) of the Act:
      Floating Rate Notes Due 1999, listed on the New York Stock Exchange. Securities registered pursuant to Section 12(g) of the Act:
      Common Stock - $1.25 Par Value.
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]      No [ ]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [ ]
   The aggregate market value of First Security Corporation (FSCO) common stock held by nonaffiliates was $3,717,655,000 as of February 28, 1998.
   The number of shares outstanding of FSCO common stock $1.25 Par Value was 175,952,000 (net of 1,247,000 treasury shares) as of February 28, 1998.
   FSCO's Proxy Statement dated March 18, 1998, is incorporated by reference into Parts I and III of this Form 10-K.

FIRST SECURITY CORPORATION (FSCO) - INDEX

Part I
 1  Business
 1a General Development of Business
 1c Narrative Description of Business
    Competitive Position
    Employment
    Executive Officers (incorporated by reference from FSCO's Proxy Statement dated March 18, 1998)
 1d Financial Information About Foreign and Domestic Operations
    Distribution of Assets, Liabilities and Stockholders' Equity; Interest
      Rates and Interest Differential
    Analysis of Interest Changes Due to Volumes and Changes in Rates Investment Portfolio
    Loan Portfolio
      A. Types of Loans
      B. Maturities and Sensitivities to Changes in Interest Rates
      C. Risk Elements
      D. Other Interest-Bearing Assets
    Summary of Loan Loss Experience
    Deposits
    Return on Equity and Return on Assets
    Short-Term Borrowings
 2  Properties
 3  Legal Proceedings
 4  Submission of Matters to a Vote of Security Holders

Part II
 5 Market for Registrant's Common Equity and Related Security Holder Matters 6 Selected Financial Data
 7 Management's Discussion and Analysis of Results of Operations and Financial Condition
 8  Financial Statements and Supplementary Data
 9  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosures

Part III
10  Directors and Executive Officers
      Following the preparation, filing, and distribution of the Registrant's Definitive Proxy Statement, dated March 18, 1998, the Registrant learned that director Joseph G. Maloof failed to timely report on Form 4 or Form 5 gifts of FSCO's Common Stock of 800 shares made in December 1996 and of 1,200 shares made in December 1997. The Registrant understands that corrective Form 5 filings have been made for Mr. Maloof. Otherwise, the Registrant incorporates all other information responsive to this Item 10 from FSCO's Proxy Statement March 18, 1998.
11  Executive Compensation (*)
12  Security Ownership of Certain Beneficial Owners and Management (*)
13  Certain Relationships and Related Transactions (*)
  (*) Incorporated by reference from FSCO's Proxy Statement dated March 18,
      1998.

Part IV
14a Exhibits and Financial Statement Schedules:
   1. Report of Independent Certified Public Accountants
      Consolidated Balance Sheets
        December 31, 1997 and 1996
      Consolidated Statements of Income
        for the Years Ended December 31, 1997, 1996, and 1995
      Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1995, 1996, and 1997
      Consolidated Statements of Cash Flows
        for the Years Ended December 31, 1997, 1996, and 1995
      Notes to Consolidated Financial Statements
   2. Exhibit Index
      Exhibit 3.1, Certificate of Amendment of Certificate of Incorporation, of FSCO, dated May 6, 1993.
      Exhibit 3.2, Certificate of Amendment of Certificate of Incorporation, of FSCO, dated May 8, 1996.
      Exhibit 3.3, Restated FSCO Bylaws, as amended January 26, 1998.
      Exhibit 3.4, Certificate of Designation Series A Preferred Stock, dated Aug. 27, 1990.
      Exhibit 4.1, No instruments defining the rights of holders of long-term debt of FSCO and its subsidiaries have been included as exhibits because the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of FSCO and its subsidiaries on a consolidated basis.
      Exhibit 4.2, Rights Agreement between FSCO and First Security Bank NA, dated Aug. 28, 1990, which includes: Exhibit A, the form of Rights Certificate and the form of Election of Exercise; Exhibit B, the form of Certificate of Designation of FSCO's Junior Series B Preferred Stock, no par value per share; and Exhibit C, the Summary of Rights (Exhibit 4 to FSCO's Report on Form 8-K, dated Aug. 28, 1990, filed Sept. 1, 1990, incorporated by reference).
      Exhibit 4.3, Amendment Agreement between FSCO and First Security Bank NA, dated Sept. 26, 1990, amending the Rights Agreement between the same parties dated Aug. 28, 1990, (Exhibit 1 to FSCO's Amendment #1 on Form 8-A, dated Oct. 10, 1990, filed Oct. 16, 1990, amending FSCO's Report on Form 8-K, dated Aug. 28, 1990, filed Sept. 1, 1990, incorporated by reference).
      Exhibit 10, Material Contracts: Executive Compensation Plans and
        Arrangements:
      Exhibit 10.1, Amended and Restated FSCO Comprehensive Management Incentive Plan (Exhibit 10.1 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1994, incorporated by reference).
      Exhibit 10.2, Employment Agreement between FSCO and Spencer F. Eccles, dated Feb. 2, 1998.
      Exhibit 10.3, Employment Agreement between FSCO and Morgan J. Evans, dated Feb. 2, 1998.
      Exhibit 10.4, Employment Agreement between FSCO and Michael P. Caughlin, dated Feb. 2, 1998.
      Exhibit 10.5, Employment Agreement between FSCO and Brad D. Hardy, dated Feb. 2, 1998.
      Exhibit 10.6, Employment Agreement between FSCO and Mark D. Howell, dated Feb. 2, 1998.
      Exhibit 10.7, Employment Agreement between FSCO and J. Patrick McMurray, dated Feb. 2, 1998.
      Exhibit 10.8, Employment Agreement between FSCO and Scott Nelson, dated Feb. 2, 1998.
      Exhibit 10.9, Employment Agreement between FSCO and Scott C. Ulbrich, dated Feb. 2, 1998.
      Exhibit 10.10, The form of FSCO's Deferred Compensation Plan Deferral Election -- 01/01/95 - 12/31/95 (Exhibit 10.10 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1994, incorporated by reference).
      Exhibit 11, Computation of Earnings Per Share.
      Exhibit 21, Subsidiaries.
      Exhibit 23, Consent of Independent Certified Public Accountants:
        Deloitte & Touche LLP.
      Exhibit 27.1, Financial Data Schedule (with Restated Periods).
      Exhibit 27.2, Financial Data Schedule (with Restated Periods).
14b Reports on Form 8-K:
    Item 5. filed on October 22, 1997:
      On October 20, 1997, FSCO issued a press release announcing that it had signed a definitive agreement to acquire Rio Grande Bancshares, Inc. and its subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County.
    Item 5. filed on January 27, 1998:
      On January 26, 1998, FSCO issued a press release announcing a 3-for-2 common stock split and an increase in the quarterly cash dividend. Also on January 26, 1998, FSCO issued a press release announcing that Michele Papen-Daniel, Ph.D., has been elected to FSCO's board of directors.
      Also on January 26, 1998, FSCO issued a press release announcing that Dr. J. Bernard Machen has been elected to FSCO's board of directors.
    Item 5. filed on February 19, 1998:
      On February 19, 1998, FSCO issued a press release announcing that it has signed a definitive agreement to acquire California State Bank. Also on February 19, 1998, FSCO issued a press release announcing that its board of directors had rescinded a stock buyback program.

Signatures

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following pages contain the First Security Corporation (FSCO) "Management's Discussion and Analysis of Results of Operations and Financial Condition" (MDA) for 1997, including comparisons with prior years' results and identification of possible risks and trends.

     THIS MDA SHOULD BE READ IN CONJUNCTION WITH FSCO'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     Subsequent to FSCO's 1996 Annual Report, FSCO declared two separate 3-for-2 common stock splits in the form of 50% stock dividends: on April 21, 1997, paid May 15, 1997 to shareholders of record May 12, 1997; and on January 26, 1998, paid February 24, 1998, to shareholders of record February 12, 1998. As a result of each of these splits, shareholders received one additional share of FSCO common stock for every two shares held. All common stock and earnings per common share data in this report reflect these two stock splits.

     As required by SFAS No. 128, "Earnings Per Share," "Earnings Per Common
Share: Primary" has been restated to "Earnings Per Common Share: Basic," and "Earnings Per Common Share: Fully Diluted" has been restated to "Earnings Per Common Share: Diluted."

     As required by applicable accounting rules, all 1992 amounts used to calculate five-year compound growth rates were restated in 1993 to reflect the 1993 pooling-of-interests merger with First National Financial Corporation, and the adoption of SFAS 109 "Accounting for Income Taxes", which was applied retroactively.

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

     FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting FSCO's operations and personnel.

     Be advised that FSCO, as part of its core business, regularly evaluates the potential acquisition of, and holds discussions with, prospective acquisition candidates, which candidates may conduct any type of businesses permissible for a bank holding company and its affiliates. FSCO's discussions in this document are subject to the changes that may result if any such acquisition transaction is completed. FSCO restates its guiding principle that it will not comment on or publicly announce any such acquisition until after a binding and definitive acquisition agreement has been reached.

     FSCO specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Management's Discussion and Analysis of
   Results of Operations and Financial Condition
Forward-Looking Statements
Glossary
Table 1:  Financial Highlights - Five-Year Summary
Highlights
Operating Subsidiaries
   Table 2:  Consolidating Statements
Line of Business Segments
Analysis of Statements of Income:
   Earnings Summary
   Net Interest Income and Net Interest Margin
      Table 3: Average Balance Sheets, Net Interest Income, Yields And Rates Table 4: Analysis of Interest Changes Due To Volumes And Rates
   Provision For Loan Losses
   Noninterest Income
      Table 5:  Noninterest Income
   Noninterest Expenses
      Table 6:  Noninterest Expenses
   Provision for Income Taxes
Analysis of Balance Sheets:
   Summary
   Interest-Earning Assets: Trading Account Securities
      and Other Money Market Investments
   Interest-Earning Assets: Available for Sale Securities
      Table 7:  Available for Sale Securities
   Interest-Earning Assets: Loans
      Table 8:  Loans
   Asset Quality: Problem Assets and Potential Problem Assets
      Table 9:   Problem Assets and Potential Problem Assets
   Asset Quality: Reserve for Loan Losses
      Table 10: Reconciliation of the Reserve for Loan Losses
      Table 11: Allocation of the Reserve for Loan Losses
   Asset Quality: Provision for Loan Losses
   Asset/Liability Management
   Asset/Liability Management: Liquidity
      Table 12: Deposits
      Table 13: Short-Term Borrowings
      Table 14: Long-Term Debt
   Asset/Liability Management: Market Risk Management
   Asset/Liability Management: Interest Rate Risk -
      Other Than Trading Account Securities
   Asset/Liability Management: Interest Rate Risk - Trading Account Securities Other Assets and Liabilities
   Stockholders' Equity and Capital Adequacy
      Table 15: Capital Ratios and Risk-Based Capital Ratios
   Common and Preferred Stock
   Off-Balance Sheet Items
   Inflation Accounting and Capital Commitments
Table 16: Quarterly Financial Highlights
Mergers and Acquisitions
Corporate Structure
National and Regional Economies
Competitive Position
Factors That May Affect Future Results of Operations and Financial Condition
   Competition
   Changing Economic Conditions
   Technological Change and Year 2000 Computer Issue
   Regulatory and Legislative Attitudes
   Financial Market Perceptions
Legal Proceedings

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditors' Report

OFFICERS AND DIRECTORS

CORPORATE INFORMATION

GLOSSARY

AFS: Available For Sale. A classification of securities which may be sold as part of the asset/liability management process.

ALCO: Asset/Liability Management Committees, comprised of senior FSCO officers. The ALCO process identifies, assesses, and manages FSCO's capital adequacy, and the liquidity and interest rate risk of FSCO's business lines.

BHCPR: Bank Holding Company Performing Report. A banking industry report prepared by the Federal Reserve and used by FSCO to compare its performance against that of its national peer group. Typically this report is not available until 3 to 6 months after the reporting date.

Book Value Per Common Share: Common stockholders' equity divided by the number of common shares outstanding, net of common treasury shares.

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

Gap: An asset/liability management measurement that assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The difference between total interest-sensitive assets and liabilities at each time interval represents the interest sensitivity "Gap" for that interval.

Intangible Assets: Goodwill, mortgage servicing rights, deposit-based intangibles, and insurance intangibles.

Interest Rate Risk: The risk that changes in interest rates will cause volatility in net interest income.

Leverage Ratio: Tier 1 capital divided by the sum of total assets minus nonqualifying intangibles.

Liquidity:  The ability to meet cash flow requirements at reasonable cost.

Market Capitalization: The market (bid) price of a share of common stock multiplied by the number of shares of common stock outstanding, i.e., the total market value of all outstanding common shares.

MSR: Mortgage Servicing Right. The asset value associated with the right to service mortgage loans, classified as an intangible asset by the Federal Reserve. MSR's are created when FSCO originates mortgage loans, or purchases mortgage servicing rights through secondary markets.

NASDAQ: The National Association of Securities Dealers Automated Quotation System's National Market System on which FSCO Common Stock is traded.

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

Operating Expense Ratio: Noninterest expenses divided by the sum of net interest income FTE plus noninterest income. Also known as an "efficiency ratio".

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

Reserve For Loan Losses: An adjustment made to loans to recognize estimated future loan chargeoffs. All loan losses are charged against this reserve as they become probable and subject to reasonable estimation. Recoveries of amounts previously charged off are credited to this reserve. The reserve is adjusted by means of the provision for loan losses.

Risk-Based Capital Ratios: Equity measurements used by regulatory agencies to assess a bank's capital adequacy. These ratios are: Tier 1 Capital divided by risk-adjusted assets; and Total Capital divided by risk-adjusted assets.

ROAA: Return on average assets. Net income divided by average total assets.

ROAE: Return on average equity. Net income divided by average total stockholders' equity.

S&Ls: Savings and loan financial institutions.

SEC: The Securities and Exchange Commission.

SFAS: Statement of Financial Accounting Standards. Accounting pronouncements issued by the Financial Accounting Standards Board.

Shock Analysis: An evaluation of the securities portfolios against small and large movements in interest rates, which are assumed to be instantaneous and parallel, and other spread factors that may affect the value of the portfolio.

Tangible Common Equity Ratio: Common stockholders' equity minus intangible assets, divided by the sum of total assets minus intangible assets.

Tier 1 Capital: Stockholders' equity plus certain capital securities and minority equity in subsidiaries, minus goodwill and deposit-based intangibles.

Tier 2 Capital: Reserves for loan losses up to 1.25% of risk-adjusted assets plus qualifying subordinated debt.

Total Capital: The sum of Tier 1 plus Tier 2 Capital.

TABLE 1: FINANCIAL HIGHLIGHTS - FIVE YEAR SUMMARY (in thousands, except per share data & ratios)
                                                                                                                            5-Year
                                                                                                                          Compound
                                                                                                                    97/96   Growth
                                                        1997         1996         1995         1994         1993    % Chg     Rate
-----------------------------------------------  -----------  -----------  -----------  -----------  ----------- -------- --------
Common & Preferred Stock Data (A,B):
Earnings per common share: basic                       $1.20        $1.05        $0.71        $0.85        $0.72     14.3     12.7
Earnings per common share: diluted                      1.16         1.02         0.70         0.83         0.70     13.7     12.6
Tangible EPCS: diluted                                  1.25         1.11         0.78         0.90         0.72     12.6     13.6
Dividends paid per common share                         0.442        0.382        0.332        0.308        0.261    15.7     17.0
Book value per common share (EOP)                       7.59         6.69         6.09         5.31         5.11     13.5     10.2
Tangible book value per common share (EOP)              6.04         5.70         5.21         4.32         5.04      6.0      5.6
Market price (bid) (EOP)                               27.917       15.167       11.259        6.741        7.630    84.1     28.2
  High bid for the period                              27.917       15.167       11.259        9.481        8.963    84.1     27.9
  Low bid for the period                               14.222       10.167        6.519        6.370        7.111    39.9     21.4
Market capitalization
  (mkt price x #shrs) (EOP)                        4,843,851    2,583,532    1,903,311    1,128,329    1,247,299     87.5     31.2
Market price / book value
  per common share (EOP) %                            367.81       226.71       184.88       126.95       149.32
Dividend payout ratio
  (DPCS / EPCS: basic) %                               36.83        36.38        46.76        36.24        36.25
Dividend yield
  (DPCS / mkt price) (EOP) %                            1.58         2.52         2.95         4.57         3.42
Price / earnings ratio
  (mkt price / EPCS: basic)                             23.3x        14.4x        15.9x         7.9x        10.6x
Common shares: basic (EOP)                           173,509      170,339      169,048      167,383      163,473      1.9      2.4
Common shares: basic [Avg]                           171,267      169,811      168,613      165,228      157,783      0.9      2.3
Common shares: diluted [Avg]                         176,995      174,531      172,185      169,033      162,068      1.4      2.4
Common shareholders of record(not rounded)(EOP)        9,104        9,095        9,222        8,821        8,748      0.1      2.7
Preferred shares (EOP)                                    10           10           11           12           13       --     (7.8)
Prefer shareholders of record(not rounded)(EOP)          497          541          588          634          671     (8.1)    (7.7)
-----------------------------------------------  -----------  -----------  -----------  -----------  ----------- -------- --------
Income Statement:
Interest income                                   $1,153,785     $987,808     $934,859     $773,517     $644,732     16.8     11.9
Interest expense                                     571,285      471,232      459,868      315,415      240,794     21.2     15.3
Net interest income                                  582,500      516,576      474,991      458,102      403,938     12.8      9.2
Fully taxable equivalent (FTE) adjustment             10,370        7,684        8,336        7,875        7,633     35.0      1.5
Net interest income, FTE                             592,870      524,260      483,327      465,977      411,571     13.1      9.0
Provision for loan losses                             62,686       40,300       21,082          825       11,684     55.5     15.7
Noninterest income                                   349,645      298,686      266,492      197,548      167,159     17.1     19.4
Noninterest expenses                                 554,132      497,367      530,205      433,648      386,146     11.4     10.3
Provision for income taxes                           109,383       99,752       70,191       81,043       59,211      9.7     17.0
Net income                                           205,944      177,843      120,005      140,134      114,056     15.8     15.5
Preferred stock dividend requirement                      30           33           35           39           43     (9.1)    (9.0)
Common stock dividend                                 75,696       64,893       55,966       51,087       38,595     16.6     23.8
-----------------------------------------------  -----------  -----------  -----------  -----------  ----------- -------- --------
Balance Sheet - End of Period:
Trading account securities                          $255,320     $447,486     $638,393     $553,826     $607,854    (42.9)    (8.1)
Available for sale (AFS) securities                4,057,895    3,150,276    2,623,557    2,246,419    1,762,783     28.8     18.3
  Memo: fair value adjustment for AFS securities      36,237        1,654       23,614      (86,537)          --   2090.9      NM
Loans, net of unearned income                     10,779,547    9,262,482    8,315,095    8,173,678    6,561,021     16.4     13.9
Reserve for loan losses                             (149,125)    (134,428)    (129,982)    (133,855)    (134,848)    10.9      3.1
Total interest-earning assets                     15,285,028   13,115,096   11,746,677   11,019,059    9,329,273     16.5     13.7
Intangible assets                                    269,014      169,779      148,819      166,199       11,833     58.4     78.4
Total assets                                      17,307,411   14,708,024   13,034,607   12,148,982   10,211,689     17.7     14.2
Noninterest-bearing deposits                       2,348,638    2,198,348    1,884,931    1,719,388    1,697,687      6.8     10.4
Interest-bearing deposits                          8,367,687    7,240,915    6,888,711    6,333,956    5,806,020     15.6      9.0
Total deposits                                    10,716,325    9,439,263    8,773,642    8,053,344    7,503,707     13.5      9.3
Short-term borrowed funds                          3,551,851    2,830,633    2,198,689    2,345,139    1,486,905     25.5     29.0
Long-term debt                                     1,304,463      944,055      720,521      685,426      224,836     38.2     59.3
Total interest-bearing liabilities                13,224,001   11,015,603    9,807,921    9,364,521    7,517,761     20.0     15.0
Preferred stockholders' equity                           501          540          571          629          703     (7.2)    (8.5)
Common stockholders' equity                        1,316,912    1,140,108    1,029,692      888,845      835,028     15.5     12.8
Parent company investment in subsidiaries          1,471,679    1,206,037    1,071,320      932,738      741,185     22.0     18.1
==============================================   ===========  ===========  ===========  ===========  ===========   ======  =========

Notes:
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect two separate 3-for-2 stock splits in the form of 50% stock dividends paid in May 1997 and February 1998.
(B) As required by SFAS No. 128, "Earnings Per Share",
    "Earnings Per Common Share: Primary" has been restated to "Earnings Per Common Share: Basic" and
    "Earnings Per Common Share: Fully Diluted" has been restated to "Earnings Per Common Share: Diluted".

TABLE 1: FINANCIAL HIGHLIGHTS - FIVE YEAR SUMMARY (in thousands, except per share data & ratios) (continued)
                                                                                                                            5-Year
                                                                                                                          Compound
                                                                                                                    97/96   Growth
                                                        1997         1996         1995         1994         1993    % Chg     Rate
-----------------------------------------------  -----------  -----------  -----------  -----------  ----------- -------- --------
Problem Assets & Potential Problem Assets - End of Period:
Total nonaccruing loans                              $32,596      $33,276      $22,447      $23,868      $36,354     (2.0)   (16.4)
Other real estate                                      5,764        4,855        4,134        3,352       16,465     18.7    (26.8)
Total nonperforming assets                            38,360       38,131       26,581       27,220       52,819      0.6    (18.6)
Accruing loans past due 90 days or more               20,091       19,326       13,455       12,001        7,155      4.0     11.3
Total problem assets                                  58,451       57,457       40,036       39,221       59,974      1.7    (13.3)
Potential problem assets                               7,423        8,271       12,319       12,018       19,179    (10.3)   (20.2)
-----------------------------------------------  -----------  -----------  -----------  -----------  ----------- -------- --------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                  $134,428     $129,982     $133,855     $134,848     $127,847      3.4      1.2
Total loans charged off                              (85,309)     (62,623)     (52,547)     (37,792)     (40,467)    36.2     10.2
Total recoveries of loans charged off                 32,861       26,769       27,592       30,700       28,602     22.8     10.9
Net loans charged off                                (52,448)     (35,854)     (24,955)      (7,092)     (11,865)    46.3      9.8
Provision for loan losses                             62,686       40,300       21,082          825       11,684     55.5     15.7
Acquisitions & reclassifications                       4,459           --           --        5,274        7,182      NM       4.9
Reserve for loan losses, ending                      149,125      134,428      129,982      133,855      134,848     10.9      3.1
-----------------------------------------------  -----------  -----------  -----------  -----------  ----------- -------- --------
Balance Sheet - Average:
Trading account securities                          $217,337     $197,308     $487,992     $629,308     $424,091     10.2    (12.8)
Available for sale (AFS) securities                3,492,092    2,857,948    2,339,035    2,254,772    1,792,591     22.2     15.4
  Memo: fair value adjustment for AFS securities       6,890       (3,086)     (21,335)     (30,246)          --   (323.3)     NM
Loans, net of unearned income                      9,991,216    8,679,860    8,196,759    7,244,205    5,917,816     15.1     12.8
Reserve for loan losses                             (139,672)    (132,127)    (131,630)    (134,802)    (128,801)     5.7      1.4
Deferred taxes on leases                            (187,588)    (170,588)    (160,244)    (145,264)    (132,749)    10.0      8.6
Total interest-earning assets, excluding fair value
  adjustment AFS sec's and deferred tax on leases 13,554,151   11,671,304   11,038,396   10,072,306    8,319,615     16.1     12.0
Intangible assets                                    212,993      157,567      149,861      117,632       13,709     35.2     70.9
Total assets                                      15,207,247   13,045,607   12,232,262   11,139,838    9,214,260     16.6     12.4
Noninterest-bearing deposits                       2,036,400    1,789,403    1,646,070    1,616,294    1,428,640     13.8     10.9
Interest-bearing deposits                          7,592,495    7,095,040    6,745,786    6,083,333    5,527,474      7.0      7.2
Total deposits                                     9,628,895    8,884,443    8,391,856    7,699,627    6,956,114      8.4      8.0
Short-term borrowed funds                          2,956,471    2,050,398    1,892,408    2,007,341    1,121,250     44.2     24.7
Long-term debt                                     1,040,147      746,885      728,788      368,096      204,129     39.3     58.6
Total interest-bearing liabilities                11,589,113    9,892,323    9,366,982    8,458,770    6,852,853     17.2     12.5
Preferred stockholders' equity                           524          554          599          675          728     (5.4)    (8.6)
Common stockholders' equity                        1,215,566    1,067,293      985,576      868,060      783,930     13.9     12.1
-----------------------------------------------  -----------  -----------  -----------  -----------  ----------- -------- --------
Other Data - End of Period (not rounded):
Full-time equivalent employees                         7,673        7,017        7,530        7,621        6,318      9.3      5.4
Domestic bank offices:
  FS Bank (Utah) (A)                                     129          124          127          119          113      4.0      3.6
  FS Bank (Idaho) (A)                                     88           87           91           91           86      1.1      0.9
  FS Bank (Oregon) (A)                                    13           13           13           13           13       --      3.4
  FS Bank (Wyoming) (A)                                    8            7            6            6            2     14.3     51.6
  FSB New Mexico                                          31           28           27           27           26     10.7      3.6
  FSB Nevada                                              14            7            8            5            5    100.0      NM
Total domestic bank offices                              283          266          272          261          245      6.4      4.2
==============================================   ===========  ===========  ===========  ===========  ===========   ======  =========

Notes:
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) FSCO created FS Bank from these mergers: FSB Utah and FSB Idaho (June 1996); FSB Oregon (May 1997); FSB Wyoming (November 1997).

TABLE 1: FINANCIAL HIGHLIGHTS - FIVE YEAR SUMMARY (continued)



                                                        1997         1996         1995         1994         1993
-----------------------------------------------  -----------  -----------  -----------  -----------  ------------
Selected Ratios (%):
Return on average assets (ROAA)                         1.35%        1.36%        0.98%        1.26%        1.24%
Tangible ROAA                                           1.48         1.50         1.11         1.41         1.39
Return on average stockholders' equity (ROAE)          16.93        16.65        12.17        16.13        14.54
Tangible ROAE                                          22.11        21.20        16.02        20.67        16.61
Net interest margin, FTE                                4.37         4.49         4.38         4.63         4.95
Net interest spread, FTE                                3.66         3.77         3.63         4.03         4.33
Operating expense ratio                                58.79        60.44        70.71        65.36        66.72
Productivity ratio                                      3.64         3.81         4.33         3.89         4.19
Loans / deposits (EOP)                                100.59        98.13        94.77       101.49        87.44
Loans / assets (EOP)                                   62.28        62.98        63.79        67.28        64.25
Reserve for loan losses (EOP) /:
  Total loans                                           1.38         1.45         1.56         1.64         2.06
  Nonaccruing loans                                   457.49       403.98       579.06       560.81       370.93
  Nonaccruing + accruing loans past due 90 days       283.04       255.56       362.05       373.18       309.93
Nonaccruing loans / total loans                         0.30         0.36         0.27         0.29         0.55
Nonaccruing + accruing lns. past due /
  total loans                                           0.49         0.57         0.43         0.44         0.66
Nonperforming assets (EOP) /:
  Total loans + other real estate                       0.36         0.41         0.32         0.33         0.80
  Total assets                                          0.22         0.26         0.20         0.22         0.52
  Total equity                                          2.91         3.34         2.58         3.06         6.32
  Total equity + reserve for loan losses                2.62         2.99         2.29         2.66         5.44
Problem assets (EOP) /:
  Total loans + other real estate                       0.54         0.62         0.48         0.48         0.91
  Total assets                                          0.34         0.39         0.31         0.32         0.59
  Total equity                                          4.44         5.04         3.89         4.41         7.18
  Total equity + reserve for loan losses                3.99         4.51         3.45         3.83         6.18
Net loans charged off / average loans                   0.52         0.41         0.30         0.10         0.20
-----------------------------------------------  -----------  -----------  -----------  -----------  ------------
Capital Ratios & Risk-Based Capital Ratios (%):
Stockholders' equity / assets (EOP)                     7.61%        7.76%        7.90%        7.32%        8.18%
Stockholders' equity / assets [Avg]                     8.00         8.19         8.06         7.80         8.52
Tangible common equity /
  tangible assets (EOP)                                 6.15         6.67         6.84         6.03         8.07
Leverage ratio                                          7.51         8.16         7.12         6.88         8.08
Tier 1 risk-based capital ratio                        10.58        11.34        10.35         9.84        11.82
Total (Tier 1 + 2)
  risk-based capital ratio                             13.46        14.50        13.86        11.98        14.15
===============================================  ===========  ===========  ===========  ===========  ============

Notes:
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.

MANAGEMENT'S DISCUSSION AND ANALYSIS


NOTES:
* All Common Stock and Earnings Per Common Share data in this report reflect two separate 3-for-2 Common Stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.
* As required by SFAS No. 128, "Earnings Per Share", "Earnings Per Common Share:
Primary" has been restated to "Earnings Per Common Share: Basic", and "Earnings Per Common Share: Fully Diluted" has been restated to "Earnings Per Common
Share: Diluted".


1997 HIGHLIGHTS

Highlights of First Security Corporation's performance in 1997, and comparisons to 1996, included:

RESULTS OF OPERATIONS - FULL YEAR 1997
* Record net income of $205.9 million, up $28.1 million or 15.8%.
* Record earnings per common share: diluted of $1.16, up $0.14 or 13.7%.
* Total revenues were $932.1 million, up $116.9 million or 14.3%.
* Consolidated operating expense ratio was 58.79%, improved from 60.44%.

RESULTS OF OPERATIONS - FOURTH QUARTER OF 1997
* Record net income of $55.3 million, up $4.1 million or 8.0%.
* Record earnings per common share: diluted of $0.31, up $0.02 or 6.9%.

FINANCIAL CONDITION AT DECEMBER 31, 1997
* Record total assets of $17.3 billion, up $2.6 billion or 17.7%.
* Record interest-earning assets of $15.3 billion, up $2.2 billion or 16.5%.
* Record loans of $10.8 billion, up $1.5 billion or 16.4%.
* Record stockholders' equity of $1.3 billion, up $176.8 million or 15.5%.
* Asset quality: total problem assets to total loans and ORE at 0.54%, down from 0.62%.
* Ratio of reserve to nonaccruing loans at 457.49%, up from 403.98%.
* All equity and risk-based capital ratios continued to exceed regulatory requirements for "well capitalized" status for FSCO and subsidiary banks.

OTHER 1997 HIGHLIGHTS
* FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend.
* First Security Bank of Oregon and First Security Bank of Wyoming were merged into First Security Bank, N.A.
* CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P.
* American Bancorp of Nevada was acquired and merged into FSCO.

YEAR-TO-DATE 1998 HIGHLIGHTS
* FSCO declared another 3-for-2 common stock split in the form of a 50% stock dividend.
* Rio Grande Bancshares, Inc. and its two subsidiary banks were acquired and merged into FSCO.
* FSCO signed a definitive agreement to acquire California State Bank.
* FSCO rescinded a stock buyback program begun in 1997.


OPERATING SUBSIDIARIES

First Security Corporation is the largest financial services organization headquartered in the Intermountain West. Incorporated in 1928, FSCO is the nation's oldest multistate bank holding company. At December 31, 1997, FSCO's banks operated 283 full service domestic bank offices in Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming. Nonbank subsidiaries are engaged in residential mortgage loan origination and servicing, full-service leasing, bankcard transaction processing, insurance services, investment management, full-service securities brokerage, information technology, small business investment, and asset management.

FSCO's subsidiaries and their principal activities as of December 31, 1997, are discussed below (see: "Table 2: Consolidating Statements").

* First Security Bank, N.A. (FS Bank) is a national bank with branches in Utah, Idaho, Oregon, and Wyoming. During 1997, First Security Bank of Oregon and First Security Bank of Wyoming were merged into FS Bank (see: "Corporate Structure"). FS Bank has two wholly owned operating subsidiaries:

  ** CrossLand Mortgage Corp (CrossLand Mortgage) originates and services residential term loans, and services mortgage loans for all FSCO subsidiaries. All CrossLand Mortgage loan originations are sold into the secondary market. At December 31, 1997, CrossLand Mortgage operated 81 offices in 26 states, and was ranked among the top mortgage banking companies in the nation in terms of loan originations and servicing.

  ** First Security Hong Kong Agreement Corporation provides letters of credit and other international banking services.

* First Security Bank of New Mexico, N.A. (FSB New Mexico) is a national bank.

* First Security Bank of Nevada (FSB Nevada) is a Nevada state-chartered bank.

* First Security Leasing Company (FS Leasing) is a full-service leasing company that originates and manages leases for both its own portfolio and the lease portfolios of FSCO's subsidiary banks.

* First Security Processing Services, Inc. (FS Processing Services) processes bankcard and ATM transactions for other financial institutions.

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

* First Security Investment Services, Inc. (FS Investment Services) has two operating subsidiaries:

  ** First Security Investor Services provides a full spectrum of securities products and brokerage services to the public, including full service securities brokerage, investment advice, and discount brokerage services, and makes available FSCO's "Achievement Funds", a family of proprietary mutual funds.

  ** First Security Investment Management, Inc. provides investment management and investment advisory services to FSCO's trust business and to other clients, and is an advisor to mutual funds, including certain of FSCO's "Achievement Funds".

* First Security Business Investment Corporation (FS Business Investment) makes both equity and debt investments in small businesses and provides alternative financing sources for small companies whose financing needs are typically not being met by conventional lending sources.

* First Security Service Company (FS Service) provides operational services to FSCO's subsidiaries. These services include loan servicing, item processing, accounting, tax, security, consumer compliance, human resources, planning, sales training, marketing, communications, purchasing, and risk management.

* First Security Information Technology, Inc. (FS Information Technology) provides specialized services including all forms of data processing and telecommunications to FSCO's subsidiaries.

* First Security Capital I (FS Capital I) is FSCO's special purpose business trust supplying Tier 1 capital to FSCO's balance sheet for regulatory purposes.

* First Security Capital Markets, Inc. (FS Capital Markets) is a "Section 20" full service securities broker dealer which provides business, municipal, and individual customers a wide array of capital raising products as well as other investment banking and securities related services.

* First Security Specialized Services Inc. (FS Specialized Services) provides specialized finance consulting services for businesses.

Subsequent to year-end 1997, FSCO acquired Rio Grande Bancshares, Inc. (RGB) and its subsidiaries, First National Bank of Dona Ana County and First National Bank of Chaves County (see: "Mergers and Acquisitions").

TABLE 2: CONSOLIDATING STATEMENTS (in thousands, except ratios) (A)
For the Year Ended December 31, 1997
                                                            Reserve      Non-                                     Return  Return
                                     Total        Total    for Loan Performing       Total       Total       Net on Avg. on Avg.
                                    Assets   Loans, Net      Losses    Assets     Deposits      Equity    Income  Assets  Equity
----------------------------- ------------ ------------  ---------- --------- ------------ ----------- --------- ------- -------
Bank Subsidiaries:
FS Bank (B)                    $14,458,248   $9,527,861   ($115,424)  $33,785   $8,767,642  $1,120,357  $192,606    1.52%  18.63%
FSB New Mexico                   1,971,600      714,231     (18,577)      996    1,197,528     128,290    18,496    1.02   15.64
FSB Nevada                       1,056,946      404,034     (10,148)      964      838,791     136,045     8,558    1.24   10.22
Consolidating adjustments          (88,559)          --          --        --      (79,024)         --       (12)    NM      NM
----------------------------- ------------ ------------  ---------- --------- ------------ ----------- --------- ------- -------
Total Bank Subsidiaries         17,398,235   10,646,126    (144,149)   35,745   10,724,937   1,384,692   219,648    1.46   17.81
----------------------------- ------------ ------------  ---------- --------- ------------ ----------- --------- ------- -------
Nonbank Subsidiaries:
FS Leasing                         148,946      130,044      (4,589)    2,615           --      35,518     1,946    1.13    5.67
FS Processing Services               4,689           --          --        --           --       1,110      (693) (16.89) (30.54)
FS Insurance                        14,861          900          --        --           --      10,705     1,395    9.77   14.12
FS Life Insurance                   17,084           --          --        --           --      13,570     1,428    9.22   11.51
FS Investment Services               4,939           20          --        --           --       3,826     1,154   29.58   37.84
FS Business Investment               2,895        1,597        (387)       --           --       2,869      (425) (14.28) (14.41)
FS Service                          36,449          866          --        --           --      12,141    (5,257) (15.49) (50.45)
FS Information Technology           12,551           --          --        --           --       1,892    (6,161) (49.60)    NM
FS Capital I                       155,236      154,640          --        --           --       4,640        --     NM      NM
FS Capital Markets                   1,000           --          --        --           --       1,000        --     NM      NM
FS Specialized Services                 10           --          --        --           --          10        --     NM      NM
Consolidating adjustments           (3,702)          --          --        --           --        (294)      (55)    NM      NM
----------------------------- ------------ ------------  ---------- --------- ------------ ----------- --------- ------- -------
Total Nonbank Subsidiaries         394,958      288,067      (4,976)    2,615           --      86,987    (6,668)  (2.30)  (8.22)
----------------------------- ------------ ------------  ---------- --------- ------------ ----------- --------- ------- -------
FSCO Parent Company only         1,971,342      477,226          --        --           --   1,317,413    73,599    3.93    6.07
Consolidating adjustments       (2,457,124)    (631,872)         --        --       (8,612) (1,471,679)  (80,635)    NM      NM
----------------------------- ------------ ------------  ---------- --------- ------------ ----------- --------- ------- -------
FSCO Consolidated              $17,307,411  $10,779,547   ($149,125)  $38,360  $10,716,325  $1,317,413  $205,944    1.35   16.93
============================= ============ ============  ========== ========= ============ =========== ========= ======= =======

Notes:
(A) FSCO owns 100% of the stock of all of its subsidiaries.
(B) FSCO created FS Bank from these mergers: FSB Utah and FSB Idaho (June 1996); FSB Oregon (May 1997); FSB Wyoming (November 1997).


LINE OF BUSINESS SEGMENTS

FSCO's organizational management structure now consists of six customer-focused "lines of business": Community Banking Services; Retail Lending Services; Business Banking Services; Finance and Capital Markets; Technology and Processing Services; and Corporate Services.

* Community Banking Services provides transaction deposit, personal investment, private banking, personal trust, insurance, electronic banking, and customer services.

* Retail Lending Services provides a full range of credit products to retail customers including consumer loans (direct and indirect vehicle, credit cards, student loans, and other), residential real estate loans (mortgage, home equity, and construction), and commercial loans under $100,000.

* Business Banking Services provides a full range of products to business customers including commercial loans over $100,000, commercial real estate loans (term and construction), leases, and banking, trust, and financial services for businesses.

* Finance and Capital Markets combines FSCO's Capital Markets, Treasury, Purchasing, Comptroller, and Corporate Communications functions.

* Technology and Processing Services combines FSCO's computer systems (development, integration, and maintenance), items processing functions, and customer service centers.

* Corporate Services combines FSCO's General Counsel, Corporate Compliance, Human Resources, Facilities Administration, and Internal Audit functions.


ANALYSIS OF STATEMENTS OF INCOME

EARNINGS SUMMARY

NOTES:
* All common stock and earnings per common share data in this report reflect two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.
* As required by SFAS No. 128, "Earnings Per Share", "Earnings Per Common
Share: Primary" has been restated to "Earnings Per Common Share: Basic", and "Earnings Per Common Share: Fully Diluted" has been restated to "Earnings Per Common Share: Diluted".

FSCO earned record net income totaling $205.9 million for 1997, up $28.1 million or 15.8% from $177.8 million earned in 1996, which in turn was up $57.8 million or 48.2% from $120.0 million earned in 1995 (see: "Table 1: Financial Highlights"; and "Factors That May Affect Future Results of Operations and Financial Condition"). This net income generated a 1.35% ROAA and a 16.93% ROAE for 1997, compared with a 1.36% ROAA and a 16.65% ROAE for 1996 and a 0.98% ROAA and a 12.17% ROAE for 1995. Earnings per common share: diluted were a record $1.16 for the year, up $0.14 or 13.7% from $1.02 for 1996, which in turn was up $0.32 or 45.7% from $0.70 for 1995. For 1997, 1996, and 1995, respectively, the tangible ROAA was 1.48%, 1.50%, and 1.11%, the tangible ROAE was 22.11%, 21.20%, and 16.02%, while tangible earnings per common share: diluted were $1.25, $1.11, and $0.78.

FSCO's net income was a record $55.3 million for the fourth quarter of 1997, up $4.1 million or 8.0% from $51.2 million in the fourth quarter of 1996. This net income generated a 1.33% ROAA and a 16.86% ROAE for the quarter, compared with a 1.47% ROAA and a 18.42% ROAE for the year-ago quarter. Earnings per common share: diluted were a record $0.31 for the quarter, up $0.02 or 6.9% from $0.29 for the year-ago quarter. The tangible ROAA was 1.39%, the tangible ROAE was 21.49%, and tangible earnings per common share: diluted were $0.32 for the fourth quarter of 1997, compared with a 1.58% tangible ROAA, a 22.84% tangible ROAE, and tangible earnings per common share: diluted of $0.31 for the year-ago quarter.

NET INTEREST INCOME AND NET INTEREST MARGIN

The largest component of FSCO's income is net interest income. For purposes of this discussion, interest income earned on tax-exempt or tax-favored loans, leases, and securities is adjusted to an FTE basis to facilitate comparison with interest earned that is subject to statutory taxation.

Changes in net interest income generally occur due to fluctuations in the volumes (balances and/or mixes) of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest rates (yields or costs). Changes in nonperforming assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income.

FSCO's net interest income FTE totaled a record $592.9 million for 1997, up $68.6 million or 13.1% from 1996 (see: "Table 3: Average Balance Sheets, Net Interest Income, Yields and Rates"; "Table 4: Analysis of Interest Changes Due to Volumes and Rates"; and "Table 1: Financial Highlights"). This increase was due to increases of 15.1% in average loans, inclusive of the impact of various asset securitizations / sales totaling $925 million (see: "Interest-Earning Assets and Asset Quality - Loans"), and 22.2% in average AFS securities, partially offset by a 17.2% increase in average interest-bearing liabilities.

By comparison, FSCO's net interest income FTE totaled $524.3 million for 1996, up $40.9 million or 8.5% from 1995. That increase was due to volume growth of 5.9% in average loans and 22.2% in average AFS securities, and lower average rates on savings / money market accounts and overnight borrowed funds, partially offset by volume growth of 5.6% in average interest-bearing liabilities.

FSCO's net interest margin was 4.37% for 1997, down only 12 basis points from 1996, which in turn was up only 11 basis points from 1995. The decrease in 1997 was due primarily to the combined impact of increased short term borrowed funds and $300 million of long-term debt issued in the fourth quarter of 1996 to take advantage of relatively low long-term interest rates. During 1997, a one basis point (0.01%) change in FSCO's net interest margin FTE equaled approximately $1.4 million of net interest income FTE.

Over the past 11 years, growth in FSCO's net interest income FTE has largely been due to sustained growth in average interest-earning assets. The net interest margin FTE has also reflected increased competition, balance sheet restructuring, and the impact of changes in the yield curve.

TABLE 3: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A)
For the years ended December 31,                          1997                           1996
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
                                                               Fully                          Fully
                                                             Taxable  Avg %                 Taxable  Avg %
                                                  Average Equivalent Yield/      Average Equivalent Yield/
                                                  Balance   Interest   Rate      Balance   Interest   Rate
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Assets:
Interest-Earning Assets:
Federal funds sold and securities purchased       $46,437     $2,530   5.45      $84,575     $4,483   5.30
Interest-bearing deposits in other banks            1,547         69   4.46       19,115      1,059   5.54
Trading account securities                        217,337     12,724   5.85      197,308     10,094   5.12
Available for sale (AFS) securities (B)         3,485,202    235,078   6.75    2,861,034    187,830   6.57
Loans, net of unearned income and
  deferred taxes on leases (C)                  9,803,628    913,754   9.32    8,509,272    792,026   9.31
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  and Deferred Taxes On Leases (B)             13,554,151  1,164,155   8.59   11,671,304    995,492   8.53
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Cash and due from banks                           727,317                        655,931
Premises and equipment, net                       253,259                        222,209
Other real estate                                   3,896                          4,702
Reserve for loan losses                          (139,672)                      (132,127)
Other assets                                      613,818                        456,086
Deferred taxes on leases, deducted above          187,588                        170,588
Fair value adjustment for AFS securities            6,890                         (3,086)
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Assets                                  $15,207,247                    $13,045,607
============================================ ============ ========== ====== ============ ========== ======
Liabilities:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts                 $426,423      9,419   2.21     $860,764     19,594   2.28
Savings and money market accounts               3,254,208    103,866   3.19    2,750,436     92,838   3.38
Time deposits of $100,000 or more                 887,002     51,433   5.80      725,536     40,768   5.62
Other time deposits                             3,024,862    172,495   5.70    2,758,304    159,810   5.79
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Interest-Bearing Deposits                 7,592,495    337,213   4.44    7,095,040    313,010   4.41
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Federal funds purchased and securities sold     2,647,914    141,114   5.33    1,794,685     90,523   5.04
Other short-term borrowings                       308,557     21,271   6.89      255,713     17,558   6.87
Long-term debt                                  1,040,147     71,687   6.89      746,885     50,141   6.71
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Interest-Bearing Liabilities             11,589,113    571,285   4.93    9,892,323    471,232   4.76
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Noninterest-bearing deposits                    2,036,400                      1,789,403
Other liabilities                                 365,644                        296,034
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Liabilities                              13,991,157                     11,977,760
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Stockholders' Equity:
Preferred stockholders' equity                        524                            554
Common stockholders' equity                     1,215,566                      1,067,293
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Stockholders' Equity                      1,216,090                      1,067,847
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Liabilities And Stockholders' Equity    $15,207,247                    $13,045,607
============================================ ============ ========== ====== ============ ========== ======
Interest income / earning assets                                       8.59                           8.53
Interest expense / earning assets                                      4.22                           4.04
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Net interest income / earning assets                         592,870   4.37                 524,260   4.49
Less FTE adjustment                                           10,370                          7,684
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Net Interest Income, Per Statements Of Income               $582,500                       $516,576
============================================ ============ ========== ====== ============ ========== ======
Loan Fees Included In Interest Income                        $37,865                        $27,675
============================================ ============ ========== ====== ============ ========== ======

Notes:
(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997-1993, and 38% for 1992.
(B) Yields on available for sale (AFS) securities exclude average fair value adjustments.  Yields for 1995 and 1994 have been restated to reflect this change.  During 1995 and 1994, $225,715 and $270,079, respectively, were classified as held to maturity
    (HTM) securities.  Prior to 1994, all securities other than trading account securities were classified as HTM securities.
    At the end of 1995, FSCO elected to classify all securities as AFS securities.
(C) Loans include nonaccruing loans.

TABLE 3: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A) (continued)
For the years ended December 31,                          1995                           1994
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
                                                               Fully                          Fully
                                                             Taxable  Avg %                 Taxable  Avg %
                                                  Average Equivalent Yield/      Average Equivalent Yield/
                                                  Balance   Interest   Rate      Balance   Interest   Rate
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Assets:
Interest-Earning Assets:
Federal funds sold and securities purchased      $140,317     $8,166   5.82      $56,724     $2,320   4.09
Interest-bearing deposits in other banks           13,202        778   5.89        2,315         83   3.59
Trading account securities                        487,992     29,130   5.97      629,308     33,983   5.40
Available for sale (AFS) securities (B)         2,360,370    147,542   6.25    2,285,018    126,148   5.52
Loans, net of unearned income and
  deferred taxes on leases (C)                  8,036,515    757,579   9.43    7,098,941    618,858   8.72
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  and Deferred Taxes On Leases (B)             11,038,396    943,195   8.54   10,072,306    781,392   7.76
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Cash and due from banks                           604,295                        604,479
Premises and equipment, net                       201,749                        165,545
Other real estate                                   3,923                          8,856
Reserve for loan losses                          (131,630)                      (134,802)
Other assets                                      376,620                        308,436
Deferred taxes on leases, deducted above          160,244                        145,264
Fair value adjustment for AFS securities          (21,335)                       (30,246)
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Assets                                  $12,232,262                    $11,139,838
============================================ ============ ========== ====== ============ ========== ======
Liabilities:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts               $1,069,970     20,863   1.95   $1,097,185     18,932   1.73
Savings and money market accounts               2,369,327     88,935   3.75    2,549,142     78,029   3.06
Time deposits of $100,000 or more                 690,820     41,222   5.97      416,886     18,558   4.45
Other time deposits                             2,615,669    149,126   5.70    2,020,120     90,206   4.47
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Interest-Bearing Deposits                 6,745,786    300,146   4.45    6,083,333    205,725   3.38
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Federal funds purchased and securities sold     1,685,763     94,608   5.61    1,934,468     81,735   4.23
Other short-term borrowings                       206,645     13,663   6.61       72,873      4,071   5.59
Long-term debt                                    728,788     51,451   7.06      368,096     23,884   6.49
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Interest-Bearing Liabilities              9,366,982    459,868   4.91    8,458,770    315,415   3.73
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Noninterest-bearing deposits                    1,646,070                      1,616,294
Other liabilities                                 233,035                        196,039
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Liabilities                              11,246,087                     10,271,103
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Stockholders' Equity:
Preferred stockholders' equity                        599                            675
Common stockholders' equity                       985,576                        868,060
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Stockholders' Equity                        986,175                        868,735
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Total Liabilities And Stockholders' Equity    $12,232,262                    $11,139,838
============================================ ============ ========== ====== ============ ========== ======
Interest income / earning assets                                       8.54                           7.76
Interest expense / earning assets                                      4.16                           3.13
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Net interest income / earning assets                         483,327   4.38                 465,977   4.63
Less FTE adjustment                                            8,336                          7,875
-------------------------------------------- ------------ ---------- ------ ------------ ---------- ------
Net Interest Income, Per Statements Of Income               $474,991                       $458,102
============================================ ============ ========== ====== ============ ========== ======
Loan Fees Included In Interest Income                        $24,025                        $18,658
============================================ ============ ========== ====== ============ ========== ======

Notes:
(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997-1993, and 38% for 1992.
(B) Yields on available for sale (AFS) securities exclude average fair value adjustments.  Yields for 1995 and 1994 have been restated to reflect this change.  During 1995 and 1994, $225,715 and $270,079, respectively, were classified as held to maturity
    (HTM) securities.  Prior to 1994, all securities other than trading account securities were classified as HTM securities.
    At the end of 1995, FSCO elected to classify all securities as AFS securities.
(C) Loans include nonaccruing loans.

TABLE 3: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A) (continued0
For the years ended December 31,                          1993
-------------------------------------------- ------------ ---------- ------
                                                               Fully
                                                             Taxable  Avg %
                                                  Average Equivalent Yield/
                                                  Balance   Interest   Rate
-------------------------------------------- ------------ ---------- ------
Assets:
Interest-Earning Assets:
Federal funds sold and securities purchased      $302,412     $9,191   3.04
Interest-bearing deposits in other banks           15,454        456   2.95
Trading account securities                        424,091     20,841   4.91
Available for sale (AFS) securities (B)         1,792,591    106,195   5.92
Loans, net of unearned income and
  deferred taxes on leases (C)                  5,785,067    515,682   8.91
-------------------------------------------- ------------ ---------- ------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  and Deferred Taxes On Leases (B)              8,319,615    652,365   7.84
-------------------------------------------- ------------ ---------- ------
Cash and due from banks                           547,758
Premises and equipment, net                       137,649
Other real estate                                  26,506
Reserve for loan losses                          (128,801)
Other assets                                      178,784
Deferred taxes on leases, deducted above          132,749
Fair value adjustment for AFS securities               --
-------------------------------------------- ------------ ---------- ------
Total Assets                                   $9,214,260
============================================ ============ ========== ======
Liabilities:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts                 $962,411     18,239   1.90
Savings and money market accounts               2,220,848     68,275   3.07
Time deposits of $100,000 or more                 340,714     14,124   4.15
Other time deposits                             2,003,501     92,354   4.61
-------------------------------------------- ------------ ---------- ------
Total Interest-Bearing Deposits                 5,527,474    192,992   3.49
-------------------------------------------- ------------ ---------- ------
Federal funds purchased and securities sold     1,065,495     31,639   2.97
Other short-term borrowings                        55,755      2,340   4.20
Long-term debt                                    204,129     13,823   6.77
-------------------------------------------- ------------ ---------- ------
Total Interest-Bearing Liabilities              6,852,853    240,794   3.51
-------------------------------------------- ------------ ---------- ------
Noninterest-bearing deposits                    1,428,640
Other liabilities                                 148,109
-------------------------------------------- ------------ ---------- ------
Total Liabilities                               8,429,602
-------------------------------------------- ------------ ---------- ------
Stockholders' Equity:
Preferred stockholders' equity                        728
Common stockholders' equity                       783,930
-------------------------------------------- ------------ ---------- ------
Total Stockholders' Equity                        784,658
-------------------------------------------- ------------ ---------- ------
Total Liabilities And Stockholders' Equity     $9,214,260
============================================ ============ ========== ======
Interest income / earning assets                                       7.84
Interest expense / earning assets                                      2.89
-------------------------------------------- ------------ ---------- ------
Net interest income / earning assets                         411,571   4.95
Less FTE adjustment                                            7,633
-------------------------------------------- ------------ ---------- ------
Net Interest Income, Per Statements Of Income               $403,938
============================================ ============ ========== ======
Loan Fees Included In Interest Income                        $13,708
============================================ ============ ========== ======

Notes:
(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997-1993, and 38% for 1992.
(B) Yields on available for sale (AFS) securities exclude average fair value adjustments.  Yields for 1995 and 1994 have been restated to reflect this change.  During 1995 and 1994, $225,715 and $270,079, respectively, were classified as held to maturity
    (HTM) securities.  Prior to 1994, all securities other than trading account securities were classified as HTM securities.
    At the end of 1995, FSCO elected to classify all securities as AFS securities.
(C) Loans include nonaccruing loans.

TABLE 4: ANALYSIS OF INTEREST CHANGES DUE TO VOLUMES AND RATES (in thousands) (A)
                                                    1997 over 1996                1996 over 1995
----------------------------------------- ----------------------------- -----------------------------
                                               Changes Due to:    Total      Changes Due to:    Total
                                             Volume      Rate    Change    Volume      Rate    Change
----------------------------------------- ----------------------------- -----------------------------
Interest-Earning Assets:
Federal funds sold and securities purchased ($2,022)      $69   ($1,953)  ($3,244)    ($439)  ($3,683)
Interest-bearing deposits in other banks       (973)      (17)     (990)      348       (67)      281
Trading account securities                    1,025     1,605     2,630   (17,352)   (1,684)  (19,036)
Available for sale (AFS) securities          40,977     6,271    47,248    31,296     8,992    40,288
Loans, net of unearned income and
  deferred taxes on leases (B)              120,476     1,252   121,728    44,565   (10,118)   34,447
----------------------------------------- ----------------------------- -----------------------------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  and Deferred Taxes On Leases (B)          159,483     9,180   168,663    55,613    (3,316)   52,297
----------------------------------------- ----------------------------- -----------------------------
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts             (9,887)     (288)  (10,175)   (4,079)    2,810    (1,269)
Savings and money market accounts            17,004    (5,976)   11,028    14,305   (10,402)    3,903
Time deposits of $100,000 or more             9,073     1,592    10,665     2,072    (2,526)     (454)
Other time deposits                          15,444    (2,759)   12,685     8,132     2,552    10,684
----------------------------------------- ----------------------------- -----------------------------
Total Interest-Bearing Deposits              31,634    (7,431)   24,203    20,430    (7,566)   12,864
----------------------------------------- ----------------------------- -----------------------------
Federal funds purchased and securities sold  43,036     7,555    50,591     6,113   (10,198)   (4,085)
Other short-term borrowings                   3,628        85     3,713     3,244       651     3,895
Long-term debt                               19,688     1,858    21,546     1,278    (2,588)   (1,310)
----------------------------------------- ----------------------------- -----------------------------
Total Interest-Bearing Liabilities           97,986     2,067   100,053    31,065   (19,701)   11,364
----------------------------------------- ----------------------------- -----------------------------
Change In Net Interest Income               $61,497    $7,113   $68,610   $24,548   $16,385   $40,933
========================================= ========= =========  ======== ========= =========  ========

Notes:
(A) Changes not due entirely to changes in volume or rate have been allocated to rate.  Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997-1993, and 38% for 1992.
(B) Loan fees included in interest income: 1997: $37,865; 1996: $27,675; 1995: $24,025; 1994: $18,658; 1993: $13,708;
    and 1992: $12,736.

TABLE 4: ANALYSIS OF INTEREST CHANGES DUE TO VOLUMES AND RATES (in thousands) (A) (continued)
                                                    1995 over 1994                1994 over 1993
----------------------------------------- ----------------------------- -----------------------------
                                               Changes Due to:    Total      Changes Due to:    Total
                                             Volume      Rate    Change    Volume      Rate    Change
----------------------------------------- ----------------------------- -----------------------------
Interest-Earning Assets:
Federal funds sold and securities purchased  $3,419    $2,427    $5,846   ($7,467)     $596   ($6,871)
Interest-bearing deposits in other banks        390       305       695      (388)       15      (373)
Trading account securities                   (7,631)    2,778    (4,853)   10,085     3,057    13,142
Available for sale (AFS) securities           4,160    17,234    21,394    29,172    (9,219)   19,953
Loans, net of unearned income and
  deferred taxes on leases (B)               81,734    56,987   138,721   117,119   (13,943)  103,176
----------------------------------------- ----------------------------- -----------------------------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  and Deferred Taxes On Leases (B)           82,072    79,731   161,803   148,521   (19,494)  129,027
----------------------------------------- ----------------------------- -----------------------------
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts               (470)    2,401     1,931     2,554    (1,861)      693
Savings and money market accounts            (5,504)   16,410    10,906    10,093      (339)    9,754
Time deposits of $100,000 or more            12,194    10,470    22,664     3,158     1,276     4,434
Other time deposits                          26,594    32,326    58,920       766    (2,914)   (2,148)
----------------------------------------- ----------------------------- -----------------------------
Total Interest-Bearing Deposits              32,814    61,607    94,421    16,571    (3,838)   12,733
----------------------------------------- ----------------------------- -----------------------------
Federal funds purchased and securities sold (10,508)   23,381    12,873    25,803    24,293    50,096
Other short-term borrowings                   7,473     2,119     9,592       718     1,013     1,731
Long-term debt                               23,404     4,163    27,567    11,103    (1,042)   10,061
----------------------------------------- ----------------------------- -----------------------------
Total Interest-Bearing Liabilities           53,183    91,270   144,453    54,195    20,426    74,621
----------------------------------------- ----------------------------- -----------------------------
Change In Net Interest Income               $28,889  ($11,539)  $17,350   $94,326  ($39,920)  $54,406
========================================= ========= =========  ======== ========= =========  ========

Notes:
(A) Changes not due entirely to changes in volume or rate have been allocated to rate.  Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997-1993, and 38% for 1992.
(B) Loan fees included in interest income: 1997: $37,865; 1996: $27,675; 1995: $24,025; 1994: $18,658; 1993: $13,708;
    and 1992: $12,736.

TABLE 4: ANALYSIS OF INTEREST CHANGES DUE TO VOLUMES AND RATES (in thousands) (A) (continued)
                                                    1993 over 1992
----------------------------------------- -----------------------------
                                               Changes Due to:    Total
                                             Volume      Rate    Change
----------------------------------------- -----------------------------
Interest-Earning Assets:
Federal funds sold and securities purchased  $3,963   ($1,188)   $2,775
Interest-bearing deposits in other banks        (32)     (202)     (234)
Trading account securities                     (375)   (5,953)   (6,328)
Available for sale (AFS) securities           5,330   (20,276)  (14,946)
Loans, net of unearned income and
  deferred taxes on leases (B)               42,669   (37,640)    5,029
----------------------------------------- -----------------------------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  and Deferred Taxes On Leases (B)           51,555   (65,259)  (13,704)
----------------------------------------- -----------------------------
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts              2,573    (7,428)   (4,855)
Savings and money market accounts            14,157   (14,426)     (269)
Time deposits of $100,000 or more            (2,750)   (3,342)   (6,092)
Other time deposits                         (13,970)  (19,957)  (33,927)
----------------------------------------- -----------------------------
Total Interest-Bearing Deposits                  10   (45,153)  (45,143)
----------------------------------------- -----------------------------
Federal funds purchased and securities sold   4,667    (4,827)     (160)
Other short-term borrowings                     101        21       122
Long-term debt                                8,090    (2,614)    5,476
----------------------------------------- -----------------------------
Total Interest-Bearing Liabilities           12,868   (52,573)  (39,705)
----------------------------------------- -----------------------------
Change In Net Interest Income               $38,687  ($12,686)  $26,001
========================================= ========= =========  ========

Notes:
(A) Changes not due entirely to changes in volume or rate have been allocated to rate.  Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1997-1993, and 38% for 1992.
(B) Loan fees included in interest income: 1997: $37,865; 1996: $27,675; 1995: $24,025; 1994: $18,658; 1993: $13,708;
    and 1992: $12,736.

PROVISION FOR LOAN LOSSES

FSCO's provision for loan losses totaled $62.7 million for 1997, up $22.4 million or 55.5% from 1996, which in turn was up $19.2 million or 91.2% from $21.1 million for 1995 (see: "Interest-Earning Assets and Asset Quality - Provision for Loan Losses", and "Table 10: Reconciliation of the Reserve for Loan Losses").

NONINTEREST INCOME

FSCO's noninterest income totaled a record $349.6 million for 1997, up $51.0 million or 17.1% from 1996 (see: "Table 5: Noninterest Income"). In addition, noninterest income was a record $105.0 million for the fourth quarter of 1997, up $20.9 million or 24.8% from the year-ago quarter. These increases were the result of FSCO's continued emphasis on increasing and diversifying sources of noninterest income, improving the value pricing of all fee-based services, plus the growing impact of mortgage banking activities and ongoing asset securitizations / sales. FSCO's noninterest income for 1997 amounted to 37.51% of total revenues, up from 36.64% for 1996 and 35.94% for 1995.

By comparison, FSCO's noninterest income totaled $298.7 million for 1996, up $32.2 million or 12.1% from 1995. That increase was due primarily to FSCO's ongoing emphasis on increasing and diversifying sources of noninterest income, plus the positive impact of the mortgage banking activities of CrossLand Mortgage and FSCO's subsidiary banks. The gain on the sale of trading account securities decreased due to the lack of volatility in short-term markets which resulted in limited trading opportunities, while the gain on the sale of AFS securities increased due to a variety of strategies which included swapping short-term securities for those with longer maturities and greater returns.

TABLE 5: NONINTEREST INCOME (in thousands)
                                                                                                                              5-Year
                                                                                                                  97/96     Compound
For the Years Ended December 31,                      1997         1996         1995        1994       1993       % Chg  Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Service charges on deposit accounts               $ 87,776     $ 80,924     $ 68,114    $ 62,211   $ 55,865         8.5         11.3
Other service charges, collections,
   commissions and fees                             54,020       45,560       36,208      27,544     24,654        18.6         20.6
Asset securitization gains                          17,515        2,765           --          --         --       533.5           NM
Bankcard servicing fees and
   third-party processing fees                      32,509       28,683       24,774      30,234     33,083        13.3          3.5
Insurance commissions and fees                      16,975       15,016       13,655      12,631      9,953        13.0         14.3
Mortgage banking activities                        117,849       97,564       86,235      41,968     24,502        20.8         45.7
Mortgage banking activities MSR amortization       (16,146)     (11,896)      (9,316)     (9,073)      (823)      (35.7)          NM
Trust (fiduciary) commissions and fees              26,195       23,104       20,894      20,706     18,980        13.4          7.6
Trading account securities gains (losses)            1,446        2,383        6,390      (2,386)    (4,856)      (39.3)          NM
Available for sale securities gains (losses)         3,085        4,549         (806)     (1,330)       730       (32.2)        29.1
Other                                                8,421       10,034       20,344      15,043      5,071       (16.1)         8.4
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                          $349,645     $298,686     $266,492    $197,548   $167,159        17.1         19.4
====================================================================================================================================

Notes:
NM: Not Meaningful.

NONINTEREST EXPENSES

FSCO's noninterest expenses totaled $554.1 million for 1997, up $56.8 million or 11.4% from 1996 (see: "Table 6: Noninterest Expenses"). FSCO has strengthened its ability to control noninterest expenses, as increases were primarily due to additions of revenue-generating personnel and facilities, volume growth, acquisitions, and investments in technological advances and upgrades appropriate for a high performance financial services company. The components of FSCO's noninterest expenses for 1997, compared with 1996, are discussed below.

* FSCO's salaries and benefits expense totaled $288.1 million for 1997, up $26.7 million or 10.2% from 1996. This was primarily due to personnel increases in mortgage and consumer loan production, customer service, personal financial services, and acquisitions. As a result, full-time equivalent employees were increased to 7,673 at December 31, 1997, up 656 or 9.3% from year-end 1996.

* FSCO's nonpersonnel expenses totaled $266.0 million for 1997, up $30.0 million or 12.7% from 1996. This increase was due to many factors including: additions to production and services facilities with related increases in occupancy, rent, furniture, equipment, and telephone expenses; volume growth in bankcard interbank interchange and fees; volume growth in loans, deposits, and banking services with related increases in credit, appraisal, and legal expenses; marketing campaigns focused on deposit gathering; consulting expenses for FSCO's line of business restructuring and reporting systems; higher ORE losses; and $2.6 million expended in 1997 as part of FSCO's efforts to resolve its "Year 2000 Computer Issue" (see: "Technological Change And Year 2000 Computer Issue"). The above increases were partially offset by a reduction of stationery and supplies expense, and a decrease in the amortization of intangibles.

By comparison, FSCO's noninterest expenses totaled $497.4 million for 1996, reduced $32.8 million or 6.2% from 1995. Excluding the 1995 restructuring charge for Project VISION, FSCO's restructuring project, noninterest expenses for 1996 were up $11.2 million or 2.3% from $486.2 million in 1995. Salaries and benefits expense remained unchanged as Project VISION reductions in employees were offset by additional personnel needed in loan production, centralized customer service, and personal financial services. Nonpersonnel expenses, excluding the 1995 restructuring charge, increased due to: volume growth in bankcard interbank interchange fees; higher depreciation expense on buildings, furniture, and equipment; the absence of ORE recoveries and other favorable events that had been generated in 1995; and advertising campaigns focused on deposit gathering. These increases were partially offset by decreased insurance expense as FSCO was not required to pay FDIC insurance during 1996, and by general noninterest expense reductions related to Project VISION.

The operating expense ratio is one measure of FSCO's effectiveness and ongoing efforts to control its noninterest expenses, expressed as a percent of total revenue. FSCO's operating expense ratio was reduced to 58.79% for 1997, an improvement of 165 basis points from 60.44% for 1996 and 1,192 basis points from 70.71% for 1995.

CrossLand Mortgage has a higher operating expense ratio than FSCO's bank subsidiaries, due to its labor intensive business of originating, selling, and servicing mortgage loans. Excluding the impact of CrossLand Mortgage, FSCO's "core" operating expense ratio was 57.42% for 1997, an improvement of 92 basis points from 58.34% for 1996 and 1,171 basis points from 69.13% for 1995.

The productivity ratio was 3.64% for 1997, an improvement from 3.81% for 1996, 4.33% for 1995, and 3.97% for 1995 excluding the restructuring charge.

FSCO remains committed to becoming a more efficient and lower cost provider of financial services within its marketplaces, while continuing to improve customer service and increase value for shareholders.

TABLE 6: NONINTEREST EXPENSES (in thousands)
                                                                                                                              5-Year
                                                                                                                   97/96    Compound
For the Years Ended December 31,                 1997           1996           1995         1994          1993      %Chg Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Salaries and employee benefits              $ 288,096      $ 261,358      $ 261,410    $ 222,895     $ 175,696      10.2       12.3
Amortization of intangibles                     6,031          7,977          8,712        6,792         3,312     (24.4)      17.5
Armored and messenger                           5,809          5,564          5,499        5,093         4,667       4.4        7.7
Bankcard interbank interchange and fees        32,352         27,694         17,263       16,301        13,983      16.8       23.5
Credit, appraisal and repossession             16,954         14,200         14,267       12,920         7,274      19.4       22.1
Fees                                            9,351          8,832          8,638        8,597         6,775       5.9        7.2
Furniture and equipment                        43,578         40,987         36,285       30,987        27,858       6.3       10.4
Insurance                                       6,012          5,254         15,793       23,454        19,697      14.4      (20.4)
Marketing                                      13,760         11,993         11,062       11,973        10,689      14.7       12.6
Occupancy, net                                 33,268         29,776         27,862       25,874        24,224      11.7       11.4
Other real estate expense
   and loss provision (recovery)                1,805            286         (2,514)      (6,543)        8,639     531.1      (30.5)
Postage                                        11,004         10,748         11,272        9,708         7,428       2.4        8.7
Professional                                   14,383          8,437         11,514       10,942        13,175      70.5        7.2
Stationery and supplies                        17,772         19,060         18,582       16,336        15,956      (6.8)       6.7
Telephone                                      15,809         13,683         13,278       11,834         8,610      15.5       16.6
Travel                                          9,284          7,687          8,178        7,884         6,305      20.8       12.6
Other                                          28,864         23,831         19,104       18,601        31,858      21.1        6.1
Restructuring charge                               --             --         44,000           --            --        --         --
------------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses                $   554,132   $    497,367   $    530,205  $   433,648  $    386,146      11.4       10.3
------------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES

FSCO employs several strategies to permanently reduce or defer payment of income taxes. As a result, FSCO's tax provisions have historically been lower than statutory tax rates, and deferred tax liabilities have been an important source of funding. FSCO's tax strategies include investments in securities and loans yielding tax-exempt interest, investments in leveraged leases, investments in tax credit producing affordable housing and the recognition of investment tax credits on leases using the deferral method. In 1997, FSCO continued to employ these and other tax planning strategies.

ANALYSIS OF BALANCE SHEETS

SUMMARY

As of December 31, 1997, FSCO increased its total assets, interest-earning assets, and equity to record levels, and maintained good asset quality and liquidity (see: "Factors That May Affect Future Results of Operations And Financial Condition").

FSCO's assets totaled a record $17.3 billion at December 31, 1997, up $2.6 billion or 17.7% from year-end 1996. Interest-earning assets were a record $15.3 billion at year-end 1997, up $2.2 billion or 16.5% from year-end 1996, while loans were a record $10.8 billion, up $1.5 billion or 16.4% (see:
"Interest-Earning Assets and Asset Quality").

FSCO's liabilities totaled $16.0 billion at December 31, 1997, up $2.4 billion or 17.9% from year-end 1996. Total interest-bearing liabilities were $13.2 billion at year-end 1997, up $2.2 billion or 20.0% from year-end 1996 (see:
"Asset / Liability Management").

FSCO's stockholders' equity was increased to a record $1.3 billion at December 31, 1997, up $177 million or 15.5% from year-end 1996 (see: "Stockholders' Equity and Capital Adequacy").

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS

FSCO's investment policies for trading account securities are designed to monitor daily interest rate fluctuations and market value volatility. Trading positions and strategies are continually monitored as to the changing interest rate environment, are kept flexible to meet changing economic conditions, and are carefully reviewed by management daily.

FSCO's trading account securities portfolio was $255.3 million at December 31, 1997, down $192.2 million or 42.9% from year-end 1996. Fluctuations in trading opportunities have generally decreased over the past year due to stability in interest rates.

In 1998, FSCO's priorities for trading account securities continue to be identification of both market volatility and inefficiencies wherein cash or futures transactions can generate profits within acceptable risk parameters.

Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES

Since December 1995, FSCO has managed its entire securities portfolio under the "available for sale" (AFS) classification. FSCO's AFS securities policies are designed to achieve desired liquidity, interest rate sensitivity, earnings, and collateral requirements. FSCO's AFS securities strategies are continually monitored and adjusted to the changing interest rate environment and economic conditions.

FSCO actively manages its AFS securities portfolio, rather than holding lower rate securities to maturity which could result in an earnings level significantly below the current market yield. By so doing, FSCO is able to improve the income stream from these AFS securities, moving the portfolio's yield closer to the market yield and mitigating the impact of narrowing spreads between the securities yield and the cost of funds.

The AFS securities portfolio has been positioned to have a relatively short average life while providing a positive return and an appropriate mix of securities to meet current and future requirements. The estimated average maturity of FSCO's AFS securities portfolio is 3.1 years as of December 31, 1997, unchanged from December 31, 1996. With the exception of U.S. Government and U.S. Government-sponsored agency securities, FSCO had no concentrations of AFS securities from any single issuer that constituted 10% or more of stockholders' equity at year-end 1997.

FSCO's AFS securities were $4.1 billion at December 31, 1997, up $908 million or 28.8% from year-end 1996 (see: "Table 7: Available For Sale Securities"). This increase was due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets. The SFAS No. 115 net unrealized gain (loss) on AFS securities generally responds inversely to changes in interest rates. The recent increase in unrealized gains was due to a combination of new purchases and market value improvements. AFS securities purchased included a mix of U.S. Treasuries, Federal agencies, municipal bonds, agency issued collateralized mortgage obligations, and agency mortgage-backed securities.

In 1998, FSCO's AFS securities priorities continue to be a balance between liquidity, interest rate risk, and maximizing return. U.S. Treasury, Federal agency, and agency related mortgage securities are currently the primary reinvestment selection of maturing and prepaying investments. FSCO's AFS securities strategy remains flexible to changing market conditions and opportunities, while maintaining a continuous review of risk and liquidity through the ALCO process.

TABLE 7: AVAILABLE FOR SALE SECURITIES (in thousands) (A)
                                            1997                               1996                                1995
                               Amortized  Estimated   Yield      Amortized   Estimated    Yield     Amortized    Estimated    Yield
As of December 31,                  Cost Fair Value    % (B)          Cost  Fair Value     % (B)         Cost   Fair Value     % (B)
------------------------------------------------------------------------------------------------------------------------------------
Debt Securities Issued by the U.S. Treasury and Other U.S. Government Agencies and Corporations:
One year or less               $  52,060  $  52,171    6.10     $  166,432  $  166,910     6.51    $  284,766   $  286,545     6.45
After 1 year through 5 years     821,986    827,505    6.84        582,055     583,851     7.08       299,238      303,225     6.52
After 5 years through 10 years    40,005     40,682    6.85          9,120       9,159     6.47         3,204        3,271     6.27
After 10 years                     5,986      6,213    7.57          7,500       7,570     7.27         8,276        8,374     7.68
------------------------------------------------------------------------------------------------------------------------------------
Totals                           920,037    926,571    6.80        765,107     767,490     6.95       595,484      601,415     6.50
  Memo: Unrealized gains                      6,697                              3,435                               6,132
  Memo: Unrealized losses                      (163)                            (1,052)                               (201)
------------------------------------------------------------------------------------------------------------------------------------
Debt Securities Issued by States of the U.S. and Political Subdivisions:
One year or less                  41,862     41,944    5.06         46,210      46,298     5.13        59,575       59,661     5.34
After 1 year through 5 years      74,556     75,595    5.36         81,764      82,859     5.58        67,557       69,161     6.07
After 5 years through 10 years   120,728    124,255    5.28         76,211      76,930     5.27        47,331       48,844     5.66
After 10 years                    58,631     59,989    5.88         33,979      34,329     6.16        18,680       19,324     6.25
------------------------------------------------------------------------------------------------------------------------------------
Totals                           295,777    301,783    5.39        238,164     240,416     5.48       193,143      196,990     5.76
  Memo: Unrealized gains                      6,213                              2,951                               4,090
  Memo: Unrealized losses                      (207)                              (699)                               (243)
------------------------------------------------------------------------------------------------------------------------------------
Corporate Debt Securities:
One year or less                     100        101    9.09          2,103       2,107     6.46         1,653        1,663     7.47
After 1 year through 5 years       2,492      2,501    6.43          1,657       1,647     6.43         4,086        4,136     6.19
After 5 years through 10 years     4,337      4,381    6.83          4,262       4,281     6.83         1,364        1,353     6.40
After 10 years                       592        607    6.84             --          --       --         3,137        3,172     7.13
------------------------------------------------------------------------------------------------------------------------------------
Totals                             7,521      7,590    6.73          8,022       8,035     6.65        10,240       10,324     6.71
  Memo: Unrealized gains                         89                                 53                                 127
  Memo: Unrealized losses                       (20)                               (40)                                (43)
------------------------------------------------------------------------------------------------------------------------------------
Total Debt Securities:
One year or less                  94,022     94,216    5.64        214,745     215,315     6.21       345,994      347,869     6.27
After 1 year through 5 years     899,034    905,601    6.72        665,476     668,357     6.89       370,881      376,522     6.44
After 5 years through 10 years   165,070    169,318    5.70         89,598      90,370     5.47        51,899       53,468     5.72
After 10 years                    65,209     66,809    6.05         41,479      41,899     6.36        30,093       30,870     6.73
------------------------------------------------------------------------------------------------------------------------------------
Total Debt Securities          1,223,335  1,235,944    6.46      1,011,293   1,015,941     6.60       798,867      808,729     6.33
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities     2,661,241  2,676,173    6.77      2,028,507   2,019,551     6.60     1,741,224    1,746,959     6.44
  Memo: Unrealized gains                     19,193                              7,858                              13,414
  Memo: Unrealized losses                    (4,261)                           (16,814)                             (7,679)
Equity securities                137,081    145,778    6.10        108,822     114,784     7.53        59,852       67,869     5.82
  Memo: Unrealized gains                      8,978                              6,068                               8,093
  Memo: Unrealized losses                      (281)                              (106)                                (76)
------------------------------------------------------------------------------------------------------------------------------------
Total AFS Securities          $4,021,657 $4,057,895    6.65     $3,148,622  $3,150,276     6.63    $2,599,943   $2,623,557     6.39
  Memo: Unrealized gains                     41,170                             20,365                              31,856
  Memo: Unrealized losses                    (4,932)                           (18,711)                             (8,242)
====================================================================================================================================

Notes: (A) FSCO has elected to classify all securities as available for sale (AFS) securities.
       (B) Average yield shave been calculated using coupon rates, not adjusted to a fully-taxable equivalent basis.

INTEREST-EARNING ASSETS:
LOANS

FSCO's borrowers reside primarily in the states where it has banking and mortgage offices and in markets contiguous to those states. FSCO's borrowers are primarily small-and medium-sized businesses, and consumers. There is substantial economic diversification across FSCO's six-state region which provides a beneficial natural diversification for its loan portfolio. FSCO has policies and procedures in place designed to maintain high quality in its loan portfolio. These policies and procedures include underwriting standards for new credits and continuous monitoring of and reporting on the existing loan portfolio.

FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, was a record $10.8 billion at December 31, 1997, up $1.5 billion or 16.4% from year end 1996 (see: "Table 8: Loans", "Table 1: Financial Highlights", and "Note 5: Loans"). Growth occurred in most major components of the loan portfolio as a result of continued strong loan demand, combined with $284 million in real estate loans added with the acquisition of Harbourton Mortgage Co., L.P. (Harbourton) and $146 million in total loans added with the acquisition of American Bancorp of Nevada (ABN) (see: "Mergers and Acquisitions"), partially offset by asset securitizations and sales totaling $925 million.

The ratio of total loans to total assets was 62.28% at December 31, 1997, essentially unchanged from 62.98% at year-end 1996. The components of FSCO's loan portfolio at December 31, 1997, compared with December 31, 1996, are discussed below.

* Commercial loans were a record $2.6 billion, up $485 million or 22.5%, due primarily to a continued broad-based business expansion in FSCO's market areas. Commercial loans consist primarily of loans to small- and medium-sized businesses and agricultural loans.

* Real estate secured loans were a record $4.2 billion, up $851 million or 25.2%. Record loan originations were generated by increased demand and lower interest rates, with 1 to 4 family residential term loan originations totaling $6.4 billion, up $2.2 billion or 51.8%. Loans were also added from the Harbourton and ABN acquisitions. However, loan originations were mostly offset by mortgage loan sales. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells most loans in the secondary markets on an ongoing flow-through basis. At year-end 1997, $1.1 billion of real estate secured loans were held for sale, up $777 million or 235.5% from year-end 1996.

* Consumer loans were $2.9 billion, down $97 million or 3.3%. Indirect vehicle loan originations totaled $2.3 billion for 1997, up $573 million or 32.6% from 1996. However, this growth was offset by a combination of maturing loans and $803 million of loans securitized and sold during the year. FSCO remains the leading consumer lender in its primary market area.

* Leases were $1.0 billion, up $278 million or 36.9% due primarily to FSCO's growth in the vehicle and equipment leasing markets, partially offset by the direct sale of $23.3 million of leases during the year.

TABLE 8: LOANS (in thousands)
                                                                                                                              5-Year
                                                                                                                   97/96    Compound
As of December 31,                               1997           1996           1995           1994          1993   % Chg Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Commercial Loans:
Commercial and industrial              $    2,155,573  $   1,654,239  $   1,559,533  $   1,390,620 $   1,164,835    30.3     16.4
Agricultural                                  337,700        312,402        280,179        291,807       255,122     8.1      7.0
Other commercial                              144,567        185,973        112,073        153,365       151,443   (22.3)     1.7
------------------------------------------------------------------------------------------------------------------------------------
Total Commercial Loans (A)                  2,637,840      2,152,614      1,951,785      1,835,792     1,571,400    22.5     13.8
------------------------------------------------------------------------------------------------------------------------------------
Real Estate Secured Loans:
1 to 4 family residential term              2,163,707      1,459,534      1,457,811      1,560,700     1,239,395    48.2     15.0
1 to 4 family residential home equity         482,608        471,109        451,980        358,858       280,776     2.4     16.4
1 to 4 family residential construction        425,343        349,771        221,551        186,342       160,713    21.5     36.2
Commercial and other term                     873,755        904,135        943,046        899,493       779,222    (3.4)     2.2
Commercial and other construction             281,139        190,791        248,622        137,028        83,374    47.4     31.5
------------------------------------------------------------------------------------------------------------------------------------
Total Real Estate Secured Loans             4,226,552      3,375,340      3,323,010      3,142,421     2,543,480    25.2     13.5
  Memo: Total real estate term              3,520,070      2,834,778      2,852,837      2,819,051     2,299,393    24.2     11.0
  Memo: Loans held for sale
    included in total real estate term      1,107,182        330,032        258,119        168,961           NM    235.5       NM
  Memo: Total real estate construction (A)    706,482        540,582        470,173        323,370       244,087    30.7     34.2
------------------------------------------------------------------------------------------------------------------------------------
Consumer Loans:
Credit card and related                       215,581        307,622        311,271        306,270       275,467     2.6      1.5
Vehicle and other consumer                  2,569,110      2,674,283      2,316,540      2,547,678     1,894,821    (3.9)    12.4
------------------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans                        2,884,691      2,981,905      2,627,811      2,853,948     2,170,288    (3.3)    10.8
------------------------------------------------------------------------------------------------------------------------------------
Total Leases                                1,030,464        752,623        412,489        341,517       275,853    36.9     31.8
------------------------------------------------------------------------------------------------------------------------------------
Loans, Net Of Unearned Income              10,779,547      9,262,482      8,315,095      8,173,678     6,561,021    16.4     13.9
  Memo: Unearned income                      (104,519)       (67,396)       (16,250)        (7,380)      (12,182)   55.1     49.8
Reserve for loan losses                      (149,125)      (134,428)      (129,982)      (133,855)     (134,848)   10.9      3.1
------------------------------------------------------------------------------------------------------------------------------------
Total Loans, Net                       $   10,630,422  $   9,128,054  $   8,185,113   $  8,039,823  $  6,426,173    18.5     14.1
====================================================================================================================================

(A): Maturities And Interest Rate Sensitivities of Selected Loan Categories (in thousands)
                                                              1 Year      1 Year to           Over
As of December 31, 1997                         Total        or Less        5 Years        5 Years
------------------------------------------------------------------------------------------------------------------------------------
Remaining Maturity:
Commercial loans                       $    2,637,840   $  1,627,356  $     583,754   $    426,730
Real estate construction loans                706,482        586,968        109,910          9,604
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $    3,344,322   $  2,214,324  $     693,664   $    436,334
====================================================================================================================================
Interest Rate Sensitivities Of Commercial Loans And Real Estate Construction Loans Maturing In More Than One Year:
With fixed rates                       $      456,622                 $     214,575   $    242,047
With floating rates                           673,376                       479,089        194,287
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Sensitivities      $    1,129,998                 $     693,664   $    436,334
====================================================================================================================================

NM: Not Meaningful.



ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS

Strong asset quality continues to be a primary objective for FSCO. However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.

FSCO continued to maintain good asset quality in 1997, as its ratio of total problem assets to total loans and ORE real estate was a low 0.54% at December 31, 1997, down from 0.62% at year-end 1996 (see: "Table 1: Financial Highlights"), and the lowest since March 31, 1996 (see: "Table 16: Quarterly Financial Highlights"). The ratio of nonperforming assets to total loans and ORE was 0.36% at December 31, 1997, down from 0.41% at year-end 1996.

Problem assets totaled $58.5 million at December 31, 1997, up only $1.0 million or 1.7% from $57.5 million at year-end 1996 (see: "Table 9: Problem Assets and Potential Problem Assets"). The components of FSCO's problem assets at December 31, 1997, compared with December 31, 1996, are discussed below.

* Nonaccruing loans totaled $32.6 million, down slightly from 1996 despite growth in the loan portfolio. The ratio of nonaccruing loans to total loans was 0.30%, down from 0.36% one year ago. On a linked-quarter basis, nonaccruing loans at year end 1997 decreased $2.8 million or 7.9% from September 30, 1997, and the ratio of nonaccruing loans to total loans was down slightly from 0.33% at the end of the third quarter.

* Other real estate remained low at $5.8 million, up $909 thousand or 18.7%. ORE property values are reviewed at least annually, and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.

* Accruing loans past due 90 days or more were $20.1 million, up only $765 thousand or 4.0%. The ratio of accruing loans past due 90 days or more to total loans was 0.19%, down from 0.21%.

A comparison of FSCO to its BHCPR peer group as of September 30, 1997 showed that: FSCO's ratio of nonaccruing loans to total loans was 0.33%, which compared favorably with the peer group average of 0.57%; and FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.18%, which compared favorably with the peer group average of 0.26%.

Potential problem loans identified by FSCO were $7.4 million at December 31, 1997, down $848 thousand or 10.3% from year end 1996. The decrease occurred primarily in small- and medium-sized commercial loans. Potential problem loans consisted primarily of commercial loans.

TABLE 9: PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS (in thousands)
                                                                                                                             5-Year
                                                                                                               97/96       Compound
As of December 31,                          1997         1996         1995           1994           1993       % Chg    Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
PROBLEM ASSETS:
Nonaccruing Loans:
Commercial                              $ 13,505    $ 13,904      $  9,158       $  8,903       $  9,408        (2.9)       (4.7)
Real estate term                          14,089      15,078        10,430         12,246         21,940        (6.6)      (24.0)
Real estate construction                   4,669       3,935         2,349          1,714          1,877        18.7        (5.2)
Consumer                                       2         108           110            168            546       (98.1)      (70.2)
Leases                                       331         251           400            837          1,484        31.9        17.9
Renegotiated                                  --          --            --             --          1,099          --          NM
------------------------------------------------------------------------------------------------------------------------------------
Total Nonaccruing Loans                   32,596      33,276        22,447         23,868         36,354        (2.0)      (16.4)
Other real estate                          5,764       4,855         4,134          3,352         16,465        18.7       (26.8)
------------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                38,360      38,131        26,581         27,220         52,819         0.6       (18.6)
Accruing loans past due 90 days or more   20,091      19,326        13,455         12,001          7,155         4.0        11.3
------------------------------------------------------------------------------------------------------------------------------------
Total Problem Assets                    $ 58,451    $ 57,457      $ 40,036       $ 39,221       $ 59,974         1.7       (13.3)
====================================================================================================================================
Potential Problem Assets                $  7,423    $  8,271      $ 12,319       $ 12,018       $ 19,179       (10.3)      (20.2)
====================================================================================================================================
Gross Interest Income That Would Have Been Recorded If Loans Had Been Current In Accordance With Original Terms:
Nonaccruing loans                        $ 2,643     $ 3,008       $ 2,366        $ 1,994        $ 2,333       (12.1)      (16.3)
Renegotiated loans                            --          --            --             --            111          --          NM
------------------------------------------------------------------------------------------------------------------------------------
Interest Actually Recognized:
Non accruing loans                       $ 1,756     $ 2,158       $ 2,766        $ 2,264        $   679       (18.6)       11.6
Renegotiated loans                            --          --            --             --             87          --          NM
====================================================================================================================================
Approximate Percentage Of Nonperforming Assets Over $500,000 By Location:
Utah                                          12%          7%           11%            24%            26%
Idaho                                         82          63            45             15              5
New Mexico                                    --           3            18             34             35
Washington and Oregon                          5           6            --              9             13
Nevada                                        --          16            26              8             --
All others                                    --           5            --             10             21
====================================================================================================================================
Approximate Percentage Of Nonperforming Assets Over $500,000 By Type of Security:
Office buildings                              --%         --%           10%            --%             5%
Shopping centers                              --          --            --             17             28
Land                                          --          --            14             32             36
Single family dwellings                       32          42            21              8              4
Other real estate secured                     10           9            10             13             14
All others                                    58          49            45             30             13
====================================================================================================================================



ASSET QUALITY:
RESERVE FOR LOAN LOSSES

The adequacy of a reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks, regulatory and accounting guidelines, and industry practices. Most specifically, FSCO follows the Comptroller of the Currency's regulations and guidelines for determining the appropriate level of the reserve for loan losses.

The methodology followed by FSCO in determining appropriate reserve levels includes thorough analysis of historic loss trends, loan grades, concentration and portfolio mix studies, loss migration analysis, industry and economic trends, and ongoing analysis of identified problem and potential problem assets. The methodology also takes into account unique characteristics of a large 1 to 4 family residential mortgage portfolio which may periodically exhibit higher delinquency levels, but incur minimal actual chargeoffs, and large consumer loan portfolios where loans are automatically charged off after becoming 120 days past due. Finally, specific reserves are established on large substandard loans and when a loan is considered impaired as defined by SFAS 114.

FSCO's reserve for loan losses was increased to $149.1 million at December 31, 1997, up $14.7 million or 10.9% from year end 1996 (see: "Table 10:
Reconciliation of the Reserve for Loan Losses"). This increase included $10.2 million in additions to the reserve as FSCO responded to 15.1% average loan growth during the year, and $4.5 million in reserves added with the June 30, 1997 acquisition of American Bancorp of Nevada (ABN) (see: "Mergers and Acquisitions").

Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at December 31, 1997 to be adequate to absorb estimated loan losses in the current loan portfolio. At year-end 1997, FSCO's coverage ratio of the reserve to nonaccruing loans was 457.49%, up from 403.98% at year end 1996, while its ratio of the reserve to total loans was 1.38% at December 31, 1997, down from 1.45% at year end 1996, due in large part to the strong volume growth in loans (see: "Table 1: Financial Highlights").

Net loans charged off against the reserve totaled $52.4 million for 1997, up $16.6 million or 46.3% from 1996 (see: "Table 10: Reconciliation of the Reserve For Loan Losses"). This increase was due to higher consumer losses following national trends and an increase in the charge off of smaller commercial credits. The annualized ratio of net loans charged off to average loans was 0.52% for 1997, up from 0.41% for 1996.

A comparison of FSCO to its BHCPR peer group as of September 30, 1997 showed that: FSCO's coverage ratio of the reserve to nonaccruing loans was 408.68%, which compared favorably with the peer group average of 370.77%; its ratio of the reserve to total loans was 1.35%, compared with the peer group average of 1.76%; and its annualized ratio of net loans charged off to average loans was 0.49% for the first nine months of 1997, which compared closely to the peer group average of 0.52%. While comparisons with the BHCPR peer group are instructive, FSCO relies on the methodology for analysis of reserve adequacy outlined above and not on any specific reserve ratio comparison.

While reserve adequacy and allocation are measured using the above criteria, FSCO's reserve for loan losses is available for use by its entire loan portfolio, as needed, regardless of allocation.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES

FSCO uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate.

FSCO's provision for loan losses totaled $62.7 million for 1997, up $22.4 million or 55.5% from 1996 (see: "Table 10: Reconciliation of the Reserve for Loan Losses"). The increase included additions to the reserve for loan losses of $10.2 million over and above net loans charged off during 1997.

TABLE 10: RECONCILIATION OF THE RESERVE FOR LOAN LOSSES (in thousands)
                                                                                                                            5-Year
                                                                                                              97/96       Compound
For the years ended December 31,               1997           1996          1995          1994        1993    % Chg    Growth Rate
------------------------------------------------------------------------------------------------------------------------------------
Reserve For Loan Losses, Beginning       $  134,428    $   129,982    $  133,855    $  134,848   $ 127,847      3.4            1.2
Loans Charged Off:
Commercial                                  (11,947)        (5,807)       (4,328)       (5,621)     (9,898)   105.7           (8.0)
Real estate term                             (2,956)        (1,061)       (3,173)       (1,718)     (7,038)   178.6          (23.8)
Real estate construction                       (109)          (314)         (100)         (506)       (542)   (65.3)         (16.0)
Consumer credit card and related            (13,939)       (13,300)      (10,086)       (6,828)     (6,877)     4.8            8.7
Consumer vehicle and other                  (53,381)       (41,539)      (33,903)      (22,880)    (14,846)    28.5           32.8
Leases                                       (2,977)          (602)         (957)         (239)     (1,466)   394.5           47.5
------------------------------------------------------------------------------------------------------------------------------------
Total Loans Charged Off                     (85,309)       (62,623)      (52,547)      (37,792)    (40,467)    36.2           10.2
------------------------------------------------------------------------------------------------------------------------------------
Recoveries Of Loans Charged Off:
Commercial                                    5,256          6,535         7,312        11,138      11,789    (19.6)         (10.0)
Real estate term                              1,825            868         2,963         5,651       3,294    110.3           (5.8)
Real estate construction                          9            847           163           201       3,151    (98.9)         (51.5)
Consumer credit card and related              2,445          2,275         2,092         1,790       1,875      7.5            9.2
Consumer vehicle and other                   21,863         15,928        14,609        11,101       8,380     37.3           28.5
Leases                                        1,463            316           463           819         113    363.0           98.1
------------------------------------------------------------------------------------------------------------------------------------
Total Recoveries Of Loans Charged Off        32,861         26,769        27,592        30,700      28,602     22.8           10.9
------------------------------------------------------------------------------------------------------------------------------------
Net Loans Charged Off                       (52,449)       (35,854)      (24,955)       (7,092)    (11,865)    46.3            9.8
Provision for loan losses                    62,686         40,300        21,082           825      11,684     55.5           15.7
Acquisitions and reclassifications            4,459             --            --         5,274       7,182      NM             4.9
------------------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses, Ending          $  149,125     $  134,428    $  129,982    $  133,855   $ 134,848     10.9            3.1
===================================================================================================================================


TABLE 11: ALLOCATION OF THE RESERVE FOR LOAN LOSSES (in thousands)
As of December 31,                          1997             1996             1995             1994             1993
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
                                                      Loan             Loan             Loan             Loan             Loan
                                                     Type/            Type/            Type/            Type/            Type/
                                          Allocated  Total Allocated  Total Allocated  Total Allocated  Total Allocated  Total
                                            Reserve  Loans   Reserve  Loans   Reserve  Loans   Reserve  Loans   Reserve  Loans
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Loans:
Commercial                                  $41,391   24.5%  $43,340   23.3%  $35,567   23.5%  $36,378   22.5%  $36,498   23.9%
Real estate term                             11,526   32.7    10,879   30.6     7,816   34.3    14,504   34.5    14,205   35.2
Real estate construction                      4,557    6.5     4,275    5.8     4,005    5.7     4,897    3.9     4,619    3.7
Consumer                                     44,125   26.7    43,267   32.2    42,681   31.6    42,143   34.9    32,624   33.0
Leases                                        8,963    9.6     8,222    8.1     6,064    4.9     7,108    4.2     9,652    4.2
Unallocated                                  38,563     --    24,445     --    33,849     --    28,825     --    37,250     --
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
TOTALS                                     $149,125  100.0  $134,428  100.0  $129,982  100.0  $133,855  100.0  $134,848  100.0
========================================= ================ ================ ================ ================ ================


ASSET/LIABILITY MANAGEMENT

FSCO's asset / liability management committee (ALCO) process is responsible for the identification, assessment, and management of liquidity, interest rate risk, and capital adequacy (see: "Stockholders' Equity and Capital Adequacy") for FSCO and its subsidiaries. The objective of the ALCO process is to ensure that FSCO's balance sheet structure maintains prudent levels of risk, within the context of currently known and forecasted economic conditions, and to establish strategies which provide FSCO with appropriate compensation for the assumption of those risks. Formal policies and procedures govern the ALCO process. This process, structured by FSCO's senior management and approved by its board of directors, guides FSCO and each subsidiary bank continuously through changing economic and market events. Utilizing on- and off-balance sheet products, FSCO's liquidity, market risk, and interest rate risks are limited to prudent levels while earnings opportunities are maximized. As of March 1, 1998, FSCO expects to contract with its new subsidiary, FS Capital Markets, to merge FSCO's corporate-wide ALCO process under the direction of the several ALCO committees and the boards of directors of the subsidiaries.

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY

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

FSCO maintains an adequate liquidity position in large part through stable deposits generated from its widespread branch network (see: "Table 12:
Deposits"), the prudent use of debt (see: "Table 13: Short-Term Borrowings", and "Table 14: Long-Term Debt"), from a high quality AFS securities portfolio (see:
"Interest-Earning Assets and Asset Quality - Available For Sale Securities"), and from the loan portfolio. The average life of the AFS securities portfolio is relatively short, providing a constant stream of maturing and reinvestable assets which could be converted into cash without significant loss of value should the need arise. Maturing balances in the large loan portfolio also provide flexibility in managing cash flows. Assets may also be sold or securitized in order to provide funding. The ability to redeploy these funds is an important source of medium to long term liquidity. FSCO monitors its liquidity levels on a daily basis through its Capital Markets / Treasury area and on a monthly basis through its ALCO process.

FSCO has had continued success during 1997 in obtaining core deposits, without having to offer above-market interest rates, through market growth, special programs, and the efforts of its branch system. As a result, FSCO has been able to maintain a strong, stable net interest margin as well as adequate liquidity. FSCO has also utilized external funding sources, such as corporate and bank notes as well as securitizations, in its normal course of business. These funding sources have enabled FSCO to maximize earning assets while continuing to maintain satisfactory liquidity goals. FSCO issued European Medium Term Notes during the year and continued to use Federal Home Loan Bank Notes to provide additional sources of funding. Additionally, plans are in place to effect vehicle and mortgage loan securitizations during 1998.

Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.

FSCO's deposits totaled a record $10.7 billion at December 31, 1997, up $1.3 billion or 13.5% from year-end 1996 (see: "Table 12: Deposits"). This increase was due to FSCO's continued emphasis on its deposit gathering functions, the success of several deposit programs oriented to customers' needs, and $234 million in deposits added with the ABN acquisition (see: "Mergers and Acquisitions"). The ratio of loans to deposits was 100.59% at December 31, 1997, up from 98.13% at year end 1996. This ratio, as well as other loan and liquidity ratios, varies with changes in economic cycles and is monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.

FSCO's debt, which included short-term borrowings and long-term debt, totaled $4.9 billion at December 31, 1997, up $1.1 billion or 28.7% from year-end 1996 (see: "Table 13: Short-Term Borrowings", and "Table 14: Long-Term Debt"). The components of FSCO's debt at December 31, 1997, compared with December 31, 1996, are discussed below.

* Federal funds purchased and securities sold under repurchase agreements were $3.2 billion, up $707 million or 27.8%. This increase occurred as FSCO funded, on an interim basis, the loan growth generated by business-cycle opportunities in its market areas, and funded growth in AFS securities through repurchase agreements.

* All other short-term borrowed funds were $302 million, up $14 million or 4.8%. This increase was due to maturing issues formerly classified as long-term debt.

* Long-term debt was $1.3 billion, up $360 million or 38.2%. This increase was due to the October 10, 1997 issuance of $300 million of Floating Rate European Medium Term Notes due in 2002 under a $1 billion program as part of FSCO's use of diverse funding sources discussed above, and new Federal Home Loan Bank borrowings. The increase was partially offset by the ongoing maturity of existing long-term debt.

TABLE 12: DEPOSITS (in thousands)
                                                                                                                           5-Year
                                                                                                                         Compound
                                                                                                                   97/96   Growth
As of December 31,                                      1997         1996         1995         1994         1993   % Chg     Rate
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Noninterest-bearing deposits                      $2,348,638   $2,198,348   $1,884,931   $1,719,388   $1,697,687     6.8    10.4

Interest-Bearing Deposits:
Interest-bearing demand accounts                     428,413    1,101,667    1,093,233    1,095,907    1,041,770   (61.1)  (14.6)
Savings accounts                                   1,335,147    1,453,814    1,360,805    1,280,002    1,331,495    (8.2)    5.5
Money market accounts                              1,927,195    1,030,912    1,065,886    1,152,960    1,103,855    86.9    13.6
Time deposits of $100,000 or more:
  Maturing in 3 months or less                       317,003      215,928      228,820      289,926      162,746    46.8    12.3
  Over 3 months through 6 months                     175,433      118,234      130,948       66,432       68,505    48.4    24.5
  Over 6 months through 12 months                    400,929      198,074      177,354       75,848       75,520   102.4    52.7
  Over 12 months                                     410,109      255,422      131,799      121,175       76,075    60.6    48.0
    Memo: Foreign office                             168,016       75,565       88,949           --           --   122.3     NM
Other time deposits                                3,373,458    2,866,864    2,699,866    2,251,706    1,946,054    17.7     9.9
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Total Interest-Bearing Deposits                    8,367,687    7,240,915    6,888,711    6,333,956    5,806,020    15.6     9.0
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Total Deposits                                   $10,716,325   $9,439,263   $8,773,642   $8,053,344   $7,503,707    13.5     9.3
=============================================== ============ ============ ============ ============ ============ ======= =======

NM: Not Meaningful.

TABLE 13: SHORT-TERM BORROWINGS (in thousands)
                                                                                                                           5-Year
                                                                                                                         Compound
                                                                                                                  97/96    Growth
As of December 31,                                      1997         1996         1995         1994         1993  % Chg      Rate
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
End Of Period Balance:
Federal funds purchased and securities sold       $3,249,961   $2,542,592   $1,937,456   $2,160,587   $1,387,109    27.8    28.0
Other short-term borrowings                          301,890      288,041      261,233      184,552       99,796     4.8    42.5
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Weighted Average Rate:
Federal funds purchased and securities sold             5.38%        5.12%        5.44%        5.38%        2.93%
Other short-term borrowings                             6.17         9.40         6.89         6.00         3.38
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Average Outstandings For The Year:
Federal funds purchased and securities sold       $2,647,914   $1,794,685   $1,685,763   $1,934,468   $1,065,495    47.5    23.3
Other short-term borrowings                          308,557      255,713      206,645       72,873       55,755    20.7    42.1
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Weighted Average Rate For The Year:
Federal funds purchased and securities sold             5.33%        5.04%        5.61%        4.23%        2.97%
Other short-term borrowings                             6.89         6.87         6.61         5.59         4.20
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Highest Month-End Balance For The Year:
Federal funds purchased and securities sold       $3,249,961   $2,542,592   $2,434,087   $2,632,541   $1,387,109    27.8    21.8
Other short-term borrowings                          440,006      321,962      349,678      184,552       99,796    36.7    37.2
=============================================== ============ ============ ============ ============ ============ ======= =======

TABLE 14: LONG-TERM DEBT (in thousands)
                                                                                                                           5-Year
                                                                                                                         Compound
                                                                                                                  97/96    Growth
As of December 31,                                      1997         1996         1995         1994         1993  % Chg      Rate
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Parent Company:
Medium term notes due 1994-2003                      $32,750      $32,750      $50,000      $50,000      $31,250      --     0.9
Floating rate notes due 1999                           6,842        6,984        7,175        7,475        7,910    (2.0)   (3.9)
7.875% senior notes due 1999                          98,962       98,962       99,462      100,000           --      --     NM
6.875% senior notes due 2006                         150,000      150,000           --           --           --      --     NM
7.50% subordinated notes due 2002                     75,000       75,000       75,000       75,000       75,000      --      --
7.00% subordinated notes due 2005                    125,000      125,000      125,000           --           --      --     NM
Subsidiaries:
Guaranteed preferred beneficial interests - 8.41%
  subordinated capital income securities due 2026    150,000      150,000           --           --           --      --     NM
Floating rate European medium term notes due 2002    300,000           --           --           --           --     NM      NM
Other long-term notes: banks                         647,397      583,476      583,623      602,170      137,221    11.0   109.3
Other long-term notes: nonbanks                          402        1,039          689        1,775        1,155   (61.3)  (20.8)
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Total Debt With Original Maturity Over 1 Year      1,586,353    1,223,211      940,949      836,420      252,536    29.7    64.4
Less maturities under 1 year included in
  short-term borrowings                              281,890      279,156      220,428      150,994       27,700     1.0   125.8
----------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------- -------
Total Long-Term Debt                              $1,304,463     $944,055     $720,521     $685,426     $224,836    38.2    59.3
=============================================== ============ ============ ============ ============ ============ ======= =======

NM: Not Meaningful.


ASSET/LIABILITY MANAGEMENT:
MARKET RISK MANAGEMENT

Market risk is the risk of an increase or decrease in the market value / price of a financial instrument due to anticipated or unanticipated changes in prevailing interest rates, exchange rates or equity prices. FSCO's market risk is composed primarily of interest rate risk throughout FSCO's balance sheet, and to a lesser extent, market price risk in trading account securities. FSCO has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET/LIABILITY MANAGMENT:
INTEREST RATE RISK - OTHER THAN TRADING ACCOUNT SECURITIES

FSCO's quantitative asset / liability management utilizes simulation modeling as its primary tool in determining the earnings and cash flow effects of current and projected risk strategies under varying economic and interest rate scenarios. Interest sensitivity gap and product-specific duration analysis are also employed to provide a general overview and other perspectives of FSCO's risk profile.

Qualitative asset / liability management takes place in formal ALCO meetings, where risk profiles, sensitivities and recommended risk strategies are discussed in the context of the competitive business environment. Final strategies are approved, which are then executed in FSCO's subsidiary banks through the lending and deposit gathering functions, and in its Capital Markets and Treasury Division, where on- and off-balance sheet tools are utilized to achieve ALCO objectives.

In 1997, FSCO continued to maintain a relatively neutral interest rate risk position and a conservative balance sheet. During the year, a strong regional economy resulted in average loan growth of $1.3 billion or 15.1%, while successful deposit promotions helped to generate average deposit growth of $744 million or 8.4%, which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized securitizations and external funding sources to support a portion of its asset growth, including the issuance of $300 million of Floating Rate European Medium Term Notes and new Federal Home Loan Bank borrowings (see: "Asset / Liability Management - Liquidity").

FSCO took advantage of its strong capital ratios and further leveraged the balance sheet in 1997 through an increase in the average AFS securities portfolio of $634 million or 22.2%. This increase was primarily funded through the use of repurchase agreements.

FSCO is well positioned to support continued strong loan growth through growth of regular deposit programs, the sale and / or runoff of securities, additional securitizations, and access to external sources of funding.

During 1997, $50 million notional amount in new off-balance sheet derivative positions were negotiated in connection with a $50 million brokered deposit program. FSCO's derivatives portfolio decreased in 1997 principally due to maturities of positions. When appropriate, new derivative transactions will be considered.

Two interest rate risk monitoring tools, static interest rate gap analysis and net income simulation, are currently used by FSCO to measure the level of interest rate risk.

FSCO's static interest rate gap analysis measures the exposure to interest rate risk based upon the mismatch between the maturity or repricing of interest-earning assets and interest-bearing liabilities on the balance sheet at a given point in time. The mismatch is calculated using the contractual maturity and repricing dates for all such assets, liabilities, and derivative instruments.

Core deposits with indeterminate maturities are categorized based upon the pricing behavior of estimated core and non-core components. These behaviors are reviewed at least on an annual basis. The static interest rate gap analysis also factors in prepayment estimates for FSCO's loan portfolio.

At December 31, 1997, FSCO's static interest rate gap analysis as a percent of interest-earning assets for the 90 day and one year cumulative periods projected the following results:

    Static 90 day Cumulative Gap (2.2%)
    Static 1 year Cumulative Gap (2.1%)

These results were well within FSCO's policy guidelines in which mismatched positions of assets and liabilities are restricted to 15% of interest-earning assets during the 90-day and one-year periods.

FSCO's net income simulation model forecasts 12 and 15 month net income under varying scenarios which incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. FSCO's management evaluates the effects on net income of alternative interest rate scenarios against a base net income scenario. The base scenario is developed from internal FSCO economic projections.

The net income simulation model includes forecasts from FSCO's various business lines. Growth assumptions for all FSCO balance sheet items are derived based upon management's outlook coupled with historical analysis which incorporates seasonality patterns where applicable. Each business line provides reinvestment assumptions and yield / rate analyses. Mortgage loan prepayments are developed from industry median estimates of prepayment speeds for portfolios having similar coupons and seasoning characteristics. Deposit seasonality and pricing is based upon historical analysis and is reviewed periodically. All key assumptions are reviewed at least annually.

At December 31, 1997, FSCO's net income simulation projected the following approximate increase (decrease) in net income compared with its base case net income over one year:

   2.8% if rates were shocked down 200 basis points
  (4.4%) if rates were shocked up 200 basis points

For the same shock scenarios, FSCO's net interest margin would rise by 1.5% or fall by 2.5%, well within its policy guidelines of 10%.

At December 31, 1997, FSCO exhibited slight liability sensitivity for the one-year time horizon and minimal overall interest rate risk.

Additionally, specialized reports are produced for the AFS securities and mortgage loan portfolios to monitor and control interest rate risk within products characterized by embedded prepayment or explicit options. With the complexity of FSCO's balance sheet increasing continuously, FSCO identifies and implements the latest techniques and tools to measure and monitor risk while enhancing returns. The ALCO policies and procedures guide the balance sheet product selections and offerings to those which are well understood and manageable by FSCO.

FSCO has used off-balance sheet derivative products for many years in managing interest rate risk (see: "Note 11: Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk"). The components of FSCO's off-balance sheet derivative products at December 31, 1997, compared with December 31, 1996, are discussed below.

* Derivative Products Used in the ALCO Process. Interest rate swaps, caps, and floors have all served as useful tools to increase FSCO's flexibility in protecting itself against adverse effects of interest rate volatility. FSCO does not act as a dealer in these transactions, but as an end user of off-balance sheet derivative products. The ALCO has established policies and procedures which govern the use of derivatives. All off-balance sheet positions used in the ALCO process are regularly reviewed for effectiveness, market risk, and counterparty credit exposure. Off-balance sheet instruments used for interest rate risk management activities, including interest rate swaps, caps, and corridors, were $1.5 billion notional amount at year-end 1997. Excluding CrossLand Mortgage for which 1996 year end data was not available, off-balance sheet instruments used for interest rate risk management activities were $368 million notional amount at year-end 1997, down from $618 million notional amount at year-end 1996.

ASSET/LIABILITY MANAGMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES

FSCO's trading account securities consist of cash securities, financial futures, and option contracts. Financial futures and options contracts related to FSCO's trading account securities totaled $12.6 billion notional par value, up $2.5 billion from $10.1 billion notional par value at year-end 1996. This position consisted of futures and options contracts on short-term Federal funds, one month LIBOR, and three month Eurodollars with a small position in U.S. Treasury Bond contracts. Market risk for trading account securities is monitored on a daily basis through an assessed dollar value of risk per basis point method. The net risk position of FSCO's trading account securities (including futures, options, and on-balance sheet securities) at December 31, 1997, was $35,873 per basis point (0.01%) change in yield, compared with $43,075 at year-end 1996, and well within FSCO's $55,400 limit. For comparative purposes, this risk equates to that of FSCO owning an $84 million position in five year U.S. Treasury Notes. Fluctuations in these positions are common as traders take advantage of opportunities in the short term futures and options markets. Additionally, on a monthly basis the trading position is evaluated against small and large movements in interest rates, assumed to be instantaneous and parallel, and other spread factors that may affect the value of these securities or contracts. This analysis is reported to management as part of the risk monitoring process. Financial futures, options contracts, and other trading account securities are traded for profit or used to hedge market risk in the same way that on-balance sheet securities are purchased and sold, and they are subject to the same policies and loss control limit.

OTHER ASSETS AND LIABILITIES

FSCO's intangible assets were $269 million at December 31, 1997, up $99 million or 58.4% from year-end 1996, due to goodwill associated with recent acquisitions and increased originated mortgage servicing rights from higher loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.


STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

FSCO's stockholders' equity was increased to a record $1.3 billion at December 31, 1997, up $177 million or 15.5% from year-end 1996 (see: Financial Statements "Consolidated Balance Sheets"). This growth was due to earnings retained, the issuance of 5.4 million shares of new common stock, after adjusting for the February 1998 stock split, for the ABN acquisition, and the impact of the SFAS 115 net unrealized gain (loss) on AFS securities, partially offset by repurchases of 3.8 million shares of common stock, after adjusting for the stock split, in the public markets in 1997.

FSCO repurchases shares of its common stock at prevailing prices in the open market as permitted by applicable rules. FSCO repurchases shares to reduce dilution to existing shareholders and take advantage of market price savings, and uses these shares for ongoing employee benefit plans, acquisitions accounted for under the purchase method, and other needs. On February 19, 1998, FSCO's Board of Directors rescinded a stock buyback program that had been announced on November 18, 1997. FSCO had completed approximately 80% of the 3.375 million, adjusted for the 1998 stock split, share buyback program.

Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are shown in the "Net unrealized gain (loss) on AFS securities" component of equity.

FSCO's ratio of stockholders' equity to total assets was 7.61% at December 31, 1997, compared with 7.76% at year-end 1996. The ratio of tangible common equity to tangible assets was 6.15% at December 31, 1997, down from 6.67% at year-end 1996, reflecting the goodwill recognized with the ABN merger and the ongoing origination of mortgage servicing rights.

A comparison of FSCO to its BHCPR peer group as of September 30, 1997 showed that: FSCO's ratio of stockholders' equity to total assets was 7.97%, which compared favorably with the peer group average of 7.90%; and its ratio of tangible common equity to tangible assets was 6.54%, which compared favorably with the peer group average of 6.02%.

Regulations permit FSCO's $150 million of Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026, issued in 1996, to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.

FSCO's risk-based capital ratios remained strong at December 31, 1997 due to earnings retained and the above-mentioned Capital Income Securities (see: "Table 15: Capital Ratios and Risk-Based Capital Ratios"). FSCO's risk-based capital ratios at December 31, 1997 and 1996, respectively, were: Tier 1 at 10.58%, down from 11.34%; and Total Capital at 13.46%, down from 14.50%. The leverage ratio at December 31, 1997 was 7.51%, down from 8.16% at year-end 1996.

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

TABLE 15: CAPITAL RATIOS AND RISK-BASED CAPITAL RATIOS
                                                      FSCO              FS Bank(A)           FSB New Mexico         FSB Nevada
------------------------------------------------------------------------------------------------------------------------------------
As of December 31,                               1997      1996       1997      1996        1997     1996        1997       1996
------------------------------------------------------------------------------------------------------------------------------------
Capital Ratios:
Stockholders' equity/assets (EOP)                7.61%     7.76%      7.75%     7.92%       6.51%    6.51%      12.87%      7.07%
Stockholders' equity/assets (Avg)                8.00      8.19       8.18      8.42        6.52     6.23       12.14       7.77
Tangible common equity/tangible assets (EOP)     6.15      6.67       6.42      6.66        6.50     6.50        7.45       7.07
Lever age ratio (B)                              7.51      8.16       7.04      7.12        6.29     6.55        7.04       6.85
Risk-Based Capital Ratios:
Tier 1 risk-based capital ratio                 10.58     11.34       9.64      9.52       13.28    13.53       13.05      10.99
Total (Tier 1 + 2) risk-based capital ratio     13.46     14.50      11.03     11.07       14.54    14.79       14.31      12.25
===================================================================================================================================

Notes:
(A) FSCO created FS Bank from these mergers: FSB Utah and FSB Idaho (June 1996); FSB Oregon (May 1997); FSB Wyoming (November 1997).
(B) Federal Reserve Board guidelines provide that all bank holding companies (other than those that meet certain criteria) maintain a minimum leverage ratio of 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also state that bank organizations experiencing internal growth or making acquisitions will be expected to maintain "strong capital positions"
    substantially above the minimum supervisory levels without significant reliance on intangible assets.


COMMON AND PREFERRED STOCK

First Security Corporation's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".

On January 26, 1998, FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend paid on February 24, 1998, to common shareholders of record on February 12, 1998. As a result of the split, shareholders received one additional share of FSCO common stock for every two shares held. This was FSCO's third stock split since year-end 1995. All common stock and earnings per common share data in this report reflect this stock split.

Also on January 26, 1998, FSCO increased its quarterly common stock dividend to $0.130 per share after adjusting for the stock split, up $0.017 per share or 15.0% from the previous $0.113 per share. This dividend was paid on March 12, 1998, to shareholders of record on February 25, 1998, and equated to an annual dividend rate of $0.520 per share. This was the fourth dividend increase since year-end 1995.

On April 21, 1997, FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend paid on May 15, 1997, to shareholders of record on May 12, 1997. As a result of the split, shareholders received one additional share of FSCO common stock for every two shares held. All common stock and earnings per common share data in this report also reflect that stock split.

Also on April 21, 1997, FSCO increased its quarterly common stock dividend, restated for all 3-for-2 common stock splits, to $0.113 per share, up $0.011 per share or 10.8% from the previous $0.102 per share. This dividend was paid on June 2, 1997, to shareholders of record on May 16, 1997, and equated to an annual dividend rate of $0.452 per share.

FSCO paid quarterly common stock dividends of $0.102 per share in the first quarter of 1997, and $0.113 per share in each of the last three quarters of 1997, for a total of $0.442 per share in 1997. Common stock dividends paid totaled $75.7 million in 1997, for a dividend payout ratio of 36.83%.

The 1997 dividends marked the 63rd consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends.

Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

After adjusting for the 1998 stock split, the bid price of FSCO common stock was $27.917 per share at the close of the market on December 31, 1997, versus a book value of $7.59 per share, resulting in a market-to-book ratio of 367.81%. In comparison, the bid price of FSCO common stock was $15.167 per share at the close of the market on December 31, 1996, versus a book value of $6.69 per share, resulting in a market-to-book ratio of 226.71%. At December 31, 1997, FSCO's common stock market capitalization was a record $4.8 billion, up $2.3 billion or 87.5% from year-end 1996 and representing a five-year compound growth rate of 31.2%.

The approximate number of beneficial shareholders of FSCO common stock was estimated to be 16,275 at year-end 1997, compared with an estimated 17,095 at year-end 1996.

For the years covered in this report, FSCO's preferred stock was convertible into FSCO common stock at the conversion rate, restated for the stock split, of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

OFF-BALANCE SHEET ITEMS

During 1997, FSCO had "off-balance sheet" commitments consisting primarily of loan commitments to customers, and derivative products used in the ALCO process or carried in the trading accounts (see: "Asset / Liability Management", "Note 1: Summary of Significant Accounting and Reporting Policies", and "Note 11:
Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

INFLATION ACCOUNTING AND CAPITAL COMMITMENTS

FSCO has determined that the effects of changing prices on financial data were not significant to operating results for all years covered by this report.

FSCO had no material capital expenditure commitments at year-ends 1997 or 1996.

TABLE 16: QUARTERLY FINANCIAL HIGHLIGHTS (in thousands, except per share data & ratios)
                                        4th Qtr     3rd Qtr     2nd Qtr     1st Qtr     4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                           1997        1997        1997        1997        1996        1996        1996        1996
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Common & Preferred Stock Data (A,B):
Earnings per common share: basic          $0.32       $0.31       $0.29       $0.28       $0.30       $0.28       $0.25       $0.21
Earnings per common share: diluted         0.31        0.30        0.28        0.27        0.29        0.27        0.25        0.21
Tangible EPCS: diluted                     0.32        0.34        0.30        0.30        0.31        0.30        0.27        0.23
Dividends paid per common share            0.113       0.113       0.113       0.102       0.102       0.093       0.093       0.093
Book value per common share (EOP)          7.59        7.48        7.26        6.64        6.69        6.42        6.21        6.11
Tangible book value
  per common share (EOP)                   6.04        6.05        5.84        5.63        5.70        5.48        5.28        5.19
Market price (bid) (EOP)                  27.917      19.833      18.209      14.278      15.167      12.167      10.667      12.333
  High bid for the period                 27.917      21.333      19.000      16.555      15.167      12.500      12.278      12.333
  Low bid for the period                  19.083      17.583      14.445      14.222      12.500      10.556      10.167      10.296
Market capitalization
  (mkt price x #shrs) (EOP)           4,843,851   3,446,123   3,164,615   2,407,199   2,583,532   2,069,522   1,811,246   2,091,973
Market price / book value
  per common share (EOP) %               367.81      265.15      250.81      215.03      226.71      189.52      171.77      201.85
Dividend payout ratio
  (DPCS / EPCS: basic) %                  35.31       36.45       38.97       36.43       34.00       33.21       37.20       44.29
Dividend yield
  (DPCS / mktprice) (EOP) %                1.62        2.28        2.48        2.86        2.69        3.06        3.49        3.02
Price / earnings ratio
  (mkt price / 4 qtrs EPCS: basic)         23.3x       16.7x       15.7x       12.7x       14.5x       15.6x       14.5x       17.7x
Common shares: basic (EOP)              173,509     173,757     173,794     168,595     170,339     170,093     169,799     169,624
Common shares: basic [Avg]              173,651     173,693     168,366     169,284     170,216     169,938     169,681     169,403
Common shares: diluted [Avg]            179,918     179,435     173,873     174,670     175,363     174,522     174,171     174,061
Preferred shares (EOP)                       10          10          10          10          10          10          11          11
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income Statement:
Interest income                        $312,970    $300,995    $279,639    $260,181    $263,397    $251,876    $239,423    $233,112
Interest expense                        158,806     148,490     138,027     125,962     125,499     118,874     113,523     113,336
Net interest income                     154,164     152,505     141,612     134,219     137,898     133,002     125,900     119,776
Fully taxable equivalent (FTE)
  adjustment                              4,176       2,336       1,851       2,007       2,409       1,764       1,178       2,333
Net interest income, FTE                158,340     154,841     143,463     136,226     140,307     134,766     127,078     122,109
Provision for loan losses                21,093      13,770      13,924      13,899      11,549       9,508      10,505       8,738
Noninterest income                      104,986      85,766      80,177      78,716      84,099      72,312      75,714      66,561
Noninterest expenses                    156,339     141,371     131,767     124,655     130,678     121,251     124,586     120,852
Provision for income taxes               26,384      29,486      27,117      26,396      28,541      27,159      23,595      20,457
Net income                               55,334      53,644      48,981      47,985      51,229      47,396      42,928      36,290
Preferred stock dividend requirement          7           7           8           8           8           9           8           8
Common stock dividend                    19,696      19,699      19,055      17,246      17,396      15,848      15,846      15,803
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance Sheet - End of Period:
Trading account securities             $255,320     $87,154    $274,014    $388,264    $447,486    $171,910    $150,529    $272,443
Available for sale (AFS) securities   4,057,895   3,840,970   3,457,692   3,316,927   3,150,276   3,166,608   2,715,770   2,693,820
  Memo: fair value adjust
  AFS securities                         36,237      18,153       1,575     (28,980)      1,654     (12,506)    (20,001)     (4,048)
Loans, net of unearned income        10,779,547  10,679,985  10,093,820   9,069,267   9,262,482   8,948,196   8,716,400   8,375,060
Reserve for loan losses                (149,125)   (144,567)   (141,637)   (135,928)   (134,428)   (133,853)   (133,678)   (130,653)
Total interest-earning assets        15,285,028  14,625,505  14,066,684  12,795,456  13,115,096  12,417,202  11,674,994  11,486,526
Intangible assets                       269,014     248,973     246,628     171,009     169,779     160,823     157,582     155,744
Total assets                         17,307,411  16,312,978  15,671,546  14,416,628  14,708,024  13,739,324  13,036,598  12,751,772
Noninterest-bearing deposits          2,348,638   2,303,163   2,217,107   2,021,116   2,198,348   1,946,454   1,857,593   1,787,827
Interest-bearing deposits             8,367,687   7,920,033   7,602,574   7,288,766   7,240,915   7,141,950   7,027,120   7,069,406
Total deposits                       10,716,325  10,223,196   9,819,681   9,309,882   9,439,263   9,088,404   8,884,713   8,857,233
Short-term borrowed funds             3,551,851   3,354,922   3,283,322   2,562,778   2,830,633   2,399,209   2,049,074   1,812,218
Long-term debt                        1,304,463     954,463     959,897     986,417     944,055     821,932     723,728     675,460
Total interest-bearing liabilities   13,224,001  12,229,418  11,845,793  10,837,961  11,015,603  10,363,091   9,799,922   9,557,084
Preferred stockholders' equity              501         510         531         532         540         549         553         563
Common stockholders' equity           1,316,912   1,299,534   1,261,479   1,119,635   1,140,108   1,092,782   1,053,973   1,036,217
Parent company investment
  in subsidiaries                     1,471,679   1,420,607   1,369,329   1,216,236   1,206,037   1,155,998   1,117,599   1,090,036
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Problem Assets & Potential Problem Assets - End of Period:
Total nonaccruing loans                 $32,596     $35,374     $35,450     $30,483     $33,276     $33,401     $25,158     $25,410
Other real estate                         5,764       3,083       4,768       3,968       4,855       5,003       5,663       5,209
Total nonperforming assets               38,360      38,457      40,218      34,451      38,131      38,404      30,821      30,619
Accruing loans past due 90 days or more  20,091      19,147      20,537      20,430      19,326      15,728      16,656      13,501
Total problem assets                     58,451      57,604      60,755      54,881      57,457      54,132      47,477      44,120
Potential problem assets                  7,423      11,654       9,742      12,450       8,271      12,283      23,513       7,595
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning     $144,567    $141,637    $135,928    $134,428    $133,853    $133,678    $130,653    $129,982
Total loans charged off                 (24,203)    (18,645)    (22,431)    (20,030)    (18,349)    (15,528)    (13,621)    (15,125)
Total recoveries of loans charged off     7,668       7,805       9,757       7,631       7,375       6,195       6,141       7,058
Net loans charged off                   (16,535)    (10,840)    (12,674)    (12,399)    (10,974)     (9,333)     (7,480)     (8,067)
Provision for loan losses                21,093      13,770      13,924      13,899      11,549       9,508      10,505       8,738
Acquisitions                                 --          --       4,459          --          --          --          --          --
Reserve for loan losses, ending         149,125     144,567     141,637     135,928     134,428     133,853     133,678     130,653
==================================== ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Notes:
EOP: End of period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale.
(A) Figures have been restated where appropriate to reflect two separate 3-for-2 stock splits in the form of 50% stock dividends paid in May 1997 and February 1998.
(B) As required by SFAS No. 128, "Earnings Per Share",
    "Earnings Per Common Share: Primary" has been restated to "Earnings Per Common Share: Basic" and
    "Earnings Per Common Share: Fully Diluted" has been restated to "Earnings Per Common Share: Diluted".

TABLE 16: QUARTERLY FINANCIAL HIGHLIGHTS (in thousands, except per share data & ratios) (continued)
                                        4th Qtr     3rd Qtr     2nd Qtr     1st Qtr     4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                           1997        1997        1997        1997        1996        1996        1996        1996
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance Sheet - Average:
Trading account securities             $163,330    $178,070    $360,339    $168,094    $130,319    $159,258    $172,737    $328,072
Available for sale (AFS) securities   3,913,846   3,528,064   3,334,641   3,183,395   3,162,599   2,930,670   2,725,110   2,609,266
  Memo: fair value adjust
  AFS securities                         27,650      13,126     (16,834)      3,284       6,446     (22,927)    (15,977)     20,226
Loans, net of unearned income        10,771,482  10,380,275   9,573,919   9,205,427   9,125,014   8,800,072   8,534,146   8,254,010
Reserve for loan losses                (145,526)   (142,741)   (135,991)   (134,272)   (133,885)   (133,706)   (130,816)   (130,063)
Deferred taxes on leases               (192,903)   (186,212)   (187,553)   (183,598)   (177,841)   (172,614)   (166,840)   (164,953)
Total interest-earning assets, excluding
  fair value adjust AFS sec's
  and deferred tax on leases         14,674,219  13,933,748  13,140,234  12,427,261  12,339,265  11,807,137  11,375,936  11,154,064
Intangible assets                       255,430     246,071     178,320     170,857     163,470     158,718     157,979     150,022
Total assets                         16,469,757  15,620,168  14,687,847  14,009,082  13,825,829  13,153,786  12,718,595  12,474,704
Noninterest-bearing deposits          2,186,716   2,053,916   1,995,783   1,895,233   1,912,222   1,780,120   1,755,868   1,708,154
Interest-bearing deposits             8,009,294   7,747,020   7,339,642   7,264,138   7,260,035   7,158,996   7,019,739   6,938,872
Total deposits                       10,196,010   9,800,936   9,335,425   9,159,371   9,172,257   8,939,116   8,775,607   8,647,026
Short-term borrowed funds             3,307,171   3,205,848   2,887,346   2,412,952   2,388,089   2,073,144   1,918,772   1,817,625
Long-term debt                        1,246,482     971,356     989,408     950,850     831,910     771,128     691,766     691,535
Total interest-bearing liabilities   12,562,947  11,924,224  11,216,396  10,627,940  10,480,034  10,003,268   9,630,277   9,448,032
Preferred stockholders' equity              506         524         532         535         543         550         557         566
Common stockholders' equity           1,301,964   1,280,385   1,134,894   1,142,557   1,105,649   1,073,952   1,044,724   1,044,601
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Other Data - End of Period (not rounded):
Full-time equivalent employees            7,673       7,507       7,329       6,987       7,017       7,089       7,003       7,088
Total domestic bank offices                 283         277         273         267         266         262         263         271
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Selected Ratios (%):
Return on average assets (ROAA)            1.33%       1.36%       1.34%       1.39%       1.47%       1.43%       1.36%       1.17%
Tangible ROAA                              1.39        1.56        1.48        1.53        1.58        1.60        1.51        1.30
Return on average stockholders'
  equity (ROAE)                           16.86       16.62       17.30       17.02       18.42       17.55       16.52       13.97
Tangible ROAE                             21.49       23.23       22.48       21.81       22.84       22.67       21.43       17.94
Net interest margin, FTE                   4.32        4.45        4.37        4.38        4.55        4.57        4.47        4.38
Net interest spread, FTE                   3.58        3.73        3.65        3.70        3.83        3.86        3.75        3.63
Operating expense ratio                   59.37       58.76       58.92       57.99       58.23       58.55       61.44       64.05
Productivity ratio                         3.77        3.59        3.60        3.61        3.76        3.67        3.94        3.90
Loans / deposits (EOP)                   100.59      104.47      102.79       97.42       98.13       98.46       98.11       94.56
Loans / assets (EOP)                      62.28       65.47       64.41       62.91       62.98       65.13       66.86       65.68
Reserve for loan losses (EOP) /:
  Total loans                              1.38        1.35        1.40        1.50        1.45        1.50        1.53        1.56
  Nonaccruing loans                      457.49      408.68      399.54      445.91      403.98      400.75      531.35      514.18
  Nonaccr + accr lns past due 90 days    283.04      265.16      252.98      266.98      255.56      272.45      319.70      335.77
Nonaccruing loans / total loans            0.30        0.33        0.35        0.34        0.36        0.37        0.29        0.30
Accruing loans past due 90 days /
  total loans                              0.19        0.18        0.20        0.23        0.21        0.18        0.19        0.16
Nonaccruing + accr lns past due /
  total loans                              0.49        0.51        0.55        0.56        0.57        0.55        0.48        0.46
Nonperforming assets (EOP) /:
  Total loans + other real estate          0.36        0.36        0.40        0.38        0.41        0.43        0.35        0.37
  Total assets                             0.22        0.24        0.26        0.24        0.26        0.28        0.24        0.24
  Total equity                             2.91        2.96        3.19        3.08        3.34        3.51        2.92        2.95
  Total equity + reserve for loan losses   2.62        2.66        2.87        2.74        2.99        3.13        2.59        2.62
Problem assets (EOP) /:
  Total loans + other real estate          0.54        0.54        0.60        0.60        0.62        0.60        0.54        0.53
  Total assets                             0.34        0.35        0.39        0.38        0.39        0.39        0.36        0.35
  Total equity                             4.44        4.43        4.81        4.90        5.04        4.95        4.50        4.26
  Total equity + reserve for loan losses   3.99        3.99        4.33        4.37        4.51        4.41        4.00        3.78
Net loans charged off / average loans      0.61        0.41        0.53        0.55        0.48        0.42        0.35        0.39
------------------------------------ ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Capital Ratios And Risk-Based Capital Ratios (%):
Stockholders' equity / assets (EOP)        7.61%       7.97%       8.05%       7.77%       7.76%       7.96%       8.09%       8.13%
Stockholders' equity / assets [Avg]        7.91        8.20        7.73        8.16        8.00        8.17        8.22        8.38
Tangible common equity /
  tangible assets (EOP)                    6.15        6.54        6.58        6.66        6.67        6.86        6.96        6.99
Leverage ratio                             7.51        7.90        8.02        8.31        8.16        7.34        7.50        7.46
Tier 1 risk-based capital ratio           10.58       10.70       10.98       11.45       11.34       10.10       10.29       10.49
Total (Tier 1 + 2)
  risk-based capital ratio                13.46       13.60       14.00       14.62       14.50       13.36       13.65       13.96
==================================== ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Notes:
EOP: End of period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale.


MERGERS AND ACQUISITIONS

FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities (see: "Note 15: Mergers and Acquisitions"). Management believes that long-term returns on FSCO stockholders' investment will benefit from these acquisitions, and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.

FSCO regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions, negotiations, and actual acquisitions involving cash, debt, or equity securities may occur. Since an acquisition typically involves the payment of a premium over the book value of the acquired company, some dilution of FSCO's book value and earnings per common share may occur.

Effective January 1, 1997, FS Insurance acquired Olson & Haig Employee Benefits Inc./SKI-MED, a developer of specialty benefit, group health, and incentive programs.

On March 31, 1997, CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P., with 15 offices located in 11 states and which originated $2.7 billion in mortgage loans during 1996. Harbourton Mortgage was previously a subsidiary of Harbourton Financial Services, L.P. (NYSE: HBT). This merger placed CrossLand Mortgage among the top mortgage loan originators in the United States.

On June 30, 1997, American Bancorp of Nevada (ABN), headquartered in Las Vegas, Nevada, was acquired and merged into FSCO, and its wholly owned subsidiary American Bank of Commerce was merged into FSCO's First Security Bank of Nevada (FSB Nevada). This merger made FSB Nevada the fifth largest bank in Nevada, with combined assets of $850 million, loans of $370 million, deposits of $680 million, and 13 branches.

On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. (RGB) and its subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County. RGB had year-end 1997 assets of $417 million, equity of $47 million, diversified loan and deposit portfolios, and 11 branches. RGB has been in business in southern New Mexico for more than 90 years, and its banks have 10 branches in Dona Ana County and one in Chaves County.

On February 19, 1998, FSCO announced that it had signed a definitive agreement to acquire California State Bank (Nasdaq: CSTB), headquartered in West Covina, California. California State Bank had year-end 1997 assets of $849.2 million, and has 17 branches serving small- and middle-market business customers and retail banking clients in the San Gabriel Valley, as well as Orange, Riverside, and San Bernardino counties of Southern California. The transaction will be accounted for as a pooling of interests and is expected to close by third-quarter 1998, subject to regulatory and California State Bank shareholder approval.

CORPORATE STRUCTURE

On May 23, 1997, FSCO merged First Security Bank of Oregon into First Security Bank, N.A. Then, on November 21, 1997, FSCO merged First Security Bank of Wyoming into First Security Bank, N.A. Combining the charters of these banks was originally announced in 1995 as part of Project VISION, FSCO's restructuring project.


NATIONAL AND REGIONAL ECONOMIES

FSCO and its subsidiaries are significantly influenced both by the financial strength and economic stability of the regional economies in which they operate and by interest rates and other economic conditions prevailing in regional, national, and international financial markets (see: "Factors That May Affect Future Results of Operations And Financial Condition").

The U.S. economy was unexpectedly strong in 1997. Average growth of 3.90% pushed the unemployment rate below 5%. Nevertheless, the rate of inflation actually fell from 3% to 2%. Long-term Treasury yields, after exceeding 7% in the early part of 1997, had dropped below 6% at year end. This seemingly incongruous economic result primarily reflected intense international competition, with declining exchange rates and prices in many Asian and Latin American countries. Also, U.S. labor productivity continued to improve significantly, and U.S. corporate profit margins remained very healthy. The Federal Reserve, after raising short-term interest rates early in 1997, left monetary policy unchanged for the remainder of the year.

In 1998, the pace of U.S. growth will likely moderate, and inflation will probably continue near 2%. Perhaps the major uncertainty is the expected reduction of U.S. exports flowing into Asia and the increased volume of Asian imports to America.

The Intermountain West, which encompasses a significant portion of FSCO's primary market areas, was the United States' fastest-growing regional economy in 1997 for the fifth consecutive year. Furthermore, Nevada, Utah, and Oregon were three of the top six states in 1997 employment growth, as reflected in the following table.

Preliminary Average Job Growth Gains and Unemployment Rates For 1997
                 Job Gains
           ---------------------    Unemployment
                        National           Rates
           Average(%)       Rank      Average(%)
------------------------------------------------
National       2.2                           4.9
Nevada         6.2             1             4.4
Utah           4.2             3             3.0
Oregon         3.3             6             5.4
Idaho          1.9            24             5.0
New Mexico     1.7            27             6.3
Wyoming        0.1            49             4.6
------------------------------------------------

The overall 1997 economic performance in the Intermountain West was generally favorable, but growth rates narrowed somewhat from the prior year. The volume of new residential construction in several states slipped in 1997 but, with expected lower interest rates, should stabilize in 1998. Automobile sales were essentially flat in 1997, and competitive price pressures may help maintain that sales volume in 1998.

The rate of economic growth, both nationally and in the Intermountain West, will likely decelerate in 1998. Modestly slower job growth and higher consumer debt levels will probably restrain national consumer spending gains. Job growth in the six-state region should remain solid, but it will occur at a reduced rate in 1998, influenced somewhat by labor supply constraints.

While the 1998 regional outlook remains generally favorable, the following factors could adversely impact regional economic activity:

* Deflationary competitive forces from Asia may narrow U.S. corporate profits and result in slower national growth.

* Political uncertainty (i.e., Korea, China, the Middle East) may disrupt financial markets.

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

The following comparisons, in terms of deposits, were all from the June 30, 1997, Sheshunoff "Branch Source" report which was the most recent date for which comparative data were available (see: "Factors That May Affect Future Results of Operations And Financial Condition").

                                                Deposits
                                          --------------------
                                                   $     Market   Offices
Location     Institutions (number of)      (billions)   Share %         #
-------------------------------------------------------------------------
Utah:        FS Bank (Utah)                      4.5      22.02       123
             Other banks (49)                   11.2                  347
             S&Ls and savings banks (4)          0.7                   40
             Credit unions (146)                 4.2                  146
Idaho:       FS Bank (Idaho)                     2.7      25.47        81
             Other banks (23)                    5.9                  254
             S&Ls and savings banks (7)          0.9                   53
             Credit unions (85)                  1.2                   85
Oregon:      FS Bank (Oregon)                    0.4       1.14        13
             Other banks (42)                   24.2                  671
             S&Ls and savings banks (11)         4.6                  176
             Credit unions (128)                 5.3                  128
Wyoming:     FS Bank (Wyoming)                   0.2       2.33         7
             Other banks (43)                    6.9                  133
             S&Ls and savings banks (4)          0.2                   10
             Credit unions (39)                  0.5                   39
New Mexico:  FSB New Mexico                      1.2       7.44        29
             Other banks (52)                   11.0                  373
             S&Ls and savings banks (12)         1.3                   35
             Credit unions (58)                  2.1                   58
Nevada:      FSB Nevada                          0.7       4.27        13
             Other banks (26)                   11.5                  287
             S&Ls and savings banks (3)          3.1                   58
             Credit unions (34)                  1.9                   34
=========================================================================

FS Bank is the largest bank in Utah, the second largest bank in Idaho, the 7th largest bank in Oregon, and the 8th largest bank in Wyoming. FSB New Mexico is the third largest bank in New Mexico, and FSB Nevada is the fifth largest bank in Nevada.

On February 2, 1998, FSCO acquired the First National Bank of Dona Ana County and the First National Bank of Chaves County. If combined with these two banks at June 30, 1997, FSB New Mexico would have had combined deposits totaling $1.5 billion or 9.62% of all deposits in the state, and 39 full-service branches.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During its nearly 70 years of continuous operations, FSCO has experienced strong growth in assets, deposits, capital and profits. This has been the result of hard work by the FSCO team and the loyalty and patronage of its customers. FSCO has also contributed to and benefited from its market areas, which generally have been economically stable and growing over recent times. Nevertheless, there have been business cycles along the way, with the downturns in such cycles resulting from factors that exist in some form today, and which require attention and careful management. These factors include: the effects of competition; changing economic conditions in the local, national, and international economies; technological change and its challenges; changing regulatory and legislative attitudes; financial market perceptions; and socio-economic trends. FSCO endeavors to anticipate and manage these many dynamic factors, yet FSCO's businesses remain subject to rapid change which may impact the results of operations and financial condition of FSCO.

COMPETITION

FSCO competes in its market areas and nationally with ever larger and heavily capitalized financial services companies. The consolidation that is now underway in the financial services industry has not only seen FSCO grow through acquisitions of smaller banks and into new franchise areas, but has seen large money-center banks acquire large national franchises, including footholds in FSCO's traditional market areas. Moreover, the securities and insurance industries increasingly compete in products and services that were traditionally bank products and services, but without the regulatory capital requirements and other constraints shouldered by banks. Thus, FSCO faces more and stronger competition than ever before. These trends match with a socio-economic trend toward the "commoditization" of financial services, with price frequently being the dominant factor for customers. The competitive challenges to FSCO change almost daily, and FSCO will continue to employ its resources to meet these challenges.

CHANGING ECONOMIC CONDITIONS

FSCO now has full-service banking operations in six states, with a major presence in four of those states. FSCO's mortgage origination and servicing spans the nation. Currently, the United States is experiencing steady economic growth in almost all areas, and the demand for FSCO's services remains high. There have been periods in the past when economic conditions have changed rapidly for the worse in one or more of FSCO's market areas, and results of operations as well as financial condition have suffered in the short term. The reserve for loan losses attempts to estimate such changes in the loan portfolio, but economic changes can also reduce the demand for loans and other banking services. Generally, FSCO experiences economic conditions and does not cause or create them. There can be no assurance that negative changes in economic conditions in the nation or in one or more of FSCO's market areas will not have an adverse impact on FSCO's future results of operations or financial condition.

TECHNOLOGICAL CHANGE AND YEAR 2000 COMPUTER ISSUE

Advances and changes in available technology can significantly impact the business and operations of FSCO. Currently, a challenging problem exists as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter, and some systems may have difficulty in late 1999. No easy technological "quick fix" has yet been developed for this "Year 2000 Computer Issue". This problem creates risks for FSCO from unforeseen problems in its own computer systems and from third parties with whom FSCO deals on financial transactions worldwide. Failures of FSCO's and/or third parties' computer systems could have a material impact on FSCO's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

FSCO has been working to solve the "Year 2000 Computer Issue" since 1995. FSCO is taking all appropriate actions and expending adequate resources to assure that its computer systems are reprogrammed and / or replaced in time to effectively deal with transactions through the year 2000 and beyond, and to protect itself from problems in the data and / or systems of third parties. FSCO believes that it will be technologically compliant for operating in the year 2000 and beyond.

As of December 31, 1997, FSCO had completed its assessment of problems and solutions, and had begun the process of implementing and testing the corrections. FSCO's expenditures to resolve the "Year 2000 Computer Issue" currently are estimated to total approximately $20.9 million, including $2.6 million accrued and spent in 1997, plus planned but unaccrued expenditures of approximately $9.7 million in 1998, $7.6 million in 1999, and $1.0 million in 2000.

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

REGULATORY AND LEGISLATIVE ATTITUDES

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

Changing Federal and state laws in connection with the national effort to combat hazardous wastes may impact the loan portfolio from time to time. While recent legislation has reduced potential liabilities of banks themselves, owner and / or developer borrowers remain liable under these laws. FSCO continues to exercise due diligence in its real property lending activities to attempt to uncover hazardous waste violations on subject properties and thus minimize possible loan losses.

No one can predict how the regulatory landscape will look in the future, or how such changes will affect FSCO's results of operations and financial condition at that time.

FINANCIAL MARKET PERCEPTIONS

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

LEGAL PROCEEDINGS

From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. The following items are deemed to be material litigation matters under SEC regulations that are now pending and involving FSCO or one or more of its subsidiaries:

Various FSCO subsidiaries are defendants in two class action lawsuits in United States District Courts, one in New Mexico with respect to force placed insurance in connection with automobile loans, and one in Massachusetts alleging violation of the Real Estate Settlement Procedures Act (RESPA) in connection with "yield spread premiums" paid to mortgage brokers.

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

The Massachusetts case of "Moniz v. CrossLand Mortgage Co.", Case No. 96-12260-WGY, United States District Court for the District of Massachusetts (filed November 12, 1996) alleges violation of RESPA in connection with "yield spread premiums" paid to mortgage brokers. The plaintiffs assert this claim as a class action. FSCO opposed class certification, and in 1997 the Court declined to certify the proposed class. FSCO believes that a settlement of this case will occur in early 1998 with minimal financial impact.

In "Utah Bankers' Association v. America First Credit Union" (3rd District Court, Salt Lake County, Utah), FSCO's subsidiaries, FS Bank and FS Service, together with other Utah banks, have been named in a third party complaint brought by Utah based credit unions, filed on October 31, 1996. This third party complaint arises in pending litigation initiated by the Utah Bankers' Association seeking to define and limit the eligible membership of credit unions operating in Utah. Damages sought by the credit unions against the Utah Bankers' Association and its members totaled approximately $l.5 billion in the aggregate. In November 1997, the Court dismissed those claims for relief seeking money damages from FSCO's subsidiaries, First Security Bank, N.A. and First Security Service Company, together with other Utah banks, but left in place the declaratory judgment claims to resolve the legal issues surrounding the manner in which credit unions compete with banks.

During October 1996, an Idaho jury verdict was entered against FS Bank (formerly FSB Idaho) in a lender liability lawsuit. Based on advice of counsel, FSCO sought post-trial relief and the Court reduced the verdict in response to FSCO's post trial motion. FSCO has appealed the remaining verdict based on its belief that error was committed at the trial court.

Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases discussed above or previously reported will have a material adverse impact on the business or assets of FSCO.

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

February 20, 1998

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

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report. The internal control structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed FSCO's internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that FSCO maintained an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1997.

The audit committee of FSCO's board of directors is comprised entirely of outside directors who are independent of FSCO's management. The audit committee is responsible for recommending to the board of directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of FSCO in addition to reviewing FSCO's financial reports. The independent auditors and the internal auditors have full and free access to the audit committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the committee.

Management is also responsible for ensuring compliance with the Federal laws and regulations concerning loans to insiders and the Federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that FSCO has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1997.

/s/ Morgan J. Evans                         /s/ Scott C. Ulbrich

Morgan J. Evans                             Scott C. Ulbrich
President and Chief Operating Officer       Executive Vice President and Chief
                                            Financial Officer
                                            Finance and Capital Markets

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (in thousands)
As of December 31,                                                                                   1997                     1996
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                       $ 1,180,926              $   937,144
Federal funds sold and securities purchased under resale agreements                               191,666                  223,235
----------------------------------------------------------------------------------------------------------------------------------
Total Cash and Cash Equivalents                                                                 1,372,592                1,160,379
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits in other banks                                                              600                   31,617
Trading account securities                                                                        255,320                  447,486
Available for sale securities, at fair value (cost $4,021,657 and $3,148,622, respectively)     4,057,895                3,150,276
Loans held for sale                                                                             1,107,182                  330,032
Loans (net of reserve for loan losses of $149,125 and $134,428 and unearned income
   of $104,519 and $67,396, respectively)                                                       9,523,240                8,798,022
Premises and equipment, net                                                                       271,950                  233,497
Accrued income receivable                                                                         101,790                   89,595
Other real estate                                                                                   5,764                    4,855
Other assets                                                                                      342,064                  292,486
Intangible assets                                                                                 269,014                  169,779
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $17,307,411              $14,708,024
==================================================================================================================================
Liabilities And Stockholders' Equity:
Deposits:
Noninterest-bearing                                                                           $ 2,348,638              $ 2,198,348
Interest-bearing                                                                                8,367,687                7,240,915
----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                                                 10,716,325                9,439,263
----------------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements                                                     2,250,137                2,076,202
Federal funds purchased                                                                           999,824                  466,390
U.S. Treasury demand notes                                                                         20,000                    8,885
Other short-term borrowings                                                                       281,890                  279,156
Accrued income taxes                                                                              259,757                  187,638
Accrued interest payable                                                                           50,339                   41,442
Other liabilities                                                                                 107,263                  124,345
Long-term debt:
Guaranteed preferred beneficial interests                                                         150,000                  150,000
Other                                                                                           1,154,463                  794,055
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                              15,989,998               13,567,376
----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock: Series "A", $3.15 cumulative convertible                                             501                      540
----------------------------------------------------------------------------------------------------------------------------------
Common Stockholders' Equity:
Common stock (175,163 and 171,608 shares issued, respectively)                                    218,953                  214,510
Paid-in surplus                                                                                    79,892                   16,609
Retained earnings                                                                               1,048,202                  917,992
Net unrealized gain on available for sale securities (net of taxes)                                22,733                      877
----------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                        1,369,780                1,149,988
Common treasury stock, at cost (1,654 and 1,269 shares, respectively)                             (52,868)                  (9,880)
----------------------------------------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                                               1,316,912                1,140,108
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                      1,317,413                1,140,648
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                    $17,307,411              $14,708,024
==================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements Of Income (in thousands, except per share amounts)
For the years ended December 31,                                                       1997                   1996           1995
---------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                                                       $  910,549               $789,488       $754,029
Federal funds sold and securities purchased under resale agreements                   2,530                  4,483          8,166
Interest-bearing deposits in other banks                                                 69                  1,059            778
Trading account securities                                                           12,686                 10,058         29,096
Available for sale (AFS) securities                                                 227,951                182,720        129,204
Held to maturity (HTM) securities                                                        --                     --         13,586
---------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                             1,153,785                987,808        934,859
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits                                                                            337,213                313,010        300,146
Short-term borrowings                                                               162,385                108,081        108,271
Long-term debt                                                                       71,687                 50,141         51,451
---------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                              571,285                471,232        459,868
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                 582,500                516,576        474,991
Provision for loan losses                                                            62,686                 40,300         21,082
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                 519,814                476,276        453,909
---------------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Service charges on deposit accounts                                                  87,776                 80,924         68,114
Other service charges, collections, commissions, and fees                            54,020                 45,560         36,208
Asset securitization gains                                                           17,515                  2,765             --
Bankcard servicing fees and third-party processing fees                              32,509                 28,683         24,774
Insurance commissions and fees                                                       16,975                 15,016         13,655
Mortgage banking activities, net                                                    101,703                 85,668         76,919
Trust (fiduciary) commissions and fees                                               26,195                 23,104         20,894
Trading account securities gains (losses)                                             1,446                  2,383          6,390
Securities gains (losses)                                                             3,085                  4,549           (806)
Other                                                                                 8,421                 10,034         20,344
---------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                                            349,645                298,686        266,492
---------------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses:
Salaries and employee benefits                                                      288,096                261,358        261,410
Amortization of intangibles                                                           6,031                  7,977          8,712
Armored and messenger                                                                 5,809                  5,564          5,499
Bankcard interbank interchange and fees                                              32,352                 27,694         17,263
Credit, appraisal, and repossession                                                  16,954                 14,200         14,267
Fees                                                                                  9,351                  8,832          8,638
Furniture and equipment                                                              43,578                 40,987         36,285
Insurance                                                                             6,012                  5,254         15,793
Marketing                                                                            13,760                 11,993         11,062
Occupancy, net                                                                       33,268                 29,776         27,862
Other real estate expenses and loss provision (recovery)                              1,805                    286         (2,514)
Postage                                                                              11,004                 10,748         11,272
Professional                                                                         14,383                  8,437         11,514
Stationery and supplies                                                              17,772                 19,060         18,582
Telephone                                                                            15,809                 13,683         13,278
Travel                                                                                9,284                  7,687          8,178
Other                                                                                28,864                 23,831         19,104
Restructuring charge                                                                     --                     --         44,000
---------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses                                                          554,132                497,367        530,205
---------------------------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes                                            315,327                277,595        190,196
Provision for income taxes                                                          109,383                 99,752         70,191
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          205,944                177,843        120,005
Dividend requirement of preferred stock                                                  30                     33             35
---------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                            $  205,914               $177,810       $119,970
---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share: Basic                                                 $     1.20               $   1.05       $   0.71
---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share: Diluted                                               $     1.16               $   1.02       $   0.70
=================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements Of Stockholders' Equity (in thousands, except per share amounts)
                                                                                                                     Net
                                                                                                              Unrealized
                                                                                                              Gain (Loss)
                                                                                                            on Available
                                                                                                                for Sale     Common
                                                           Preferred      Common    Paid-In       Retained    Securities   Treasury
                                                     Total    Stock        Stock    Surplus       Earnings (Net of Taxes)     Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995:                       $  889,474     $629     $210,757     $   --     $  741,071      $(54,341) $  (8,642)
Net income for the year                            120,005       --           --         --        120,005            --         --
Sale of common stock through dividend
   reinvestment and common stock purchase plan       2,671       --          396      2,275             --            --         --
Sales of stock to employee benefit plans and
   employee stock purchase plan                      8,294       --        1,242      4,022             --            --      3,030
Common stock issued for acquisitions                   637       --          567         70             --            --         --
Cash dividends:
   Preferred stock - $3.15 per share                   (35)      --           --         --            (35)           --         --
   Common stock - $0.33 per share                  (55,966)      --           --         --        (55,966)           --         --
Conversion of preferred stock to common                 --      (58)          55          3             --            --         --
Purchase of common treasury stock                   (4,459)      --           --         --             --            --     (4,459)
Net unrealized gain on available for sale
   securities (net of taxes)                         68,888      --           --         --             --        68,888         --
Other                                                   754      --           --        754             --            --         --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                        1,030,263     571      213,017      7,124        805,075        14,547    (10,071)
----------------------------------------------------------------------------------------------------------------------- ------------
Net income for the year                             177,843      --           --         --        177,843            --         --
Sale of common stock through dividend reinvestment
   and common stock purchase plan                     3,339      --          342      2,997             --            --         --
Sales of stock to employee benefit plans and
   employee stock purchase plan                       7,128      --        1,123      3,765             --            --      2,240
Cash dividends:
   Preferred stock - $3.15 per share                    (33)     --           --         --            (33)           --         --
   Common stock - $0.38 per share                   (64,893)     --           --         --        (64,893)           --         --
Conversion of preferred stock to common                  (1)    (31)          28          2             --            --         --
Purchase of common treasury stock                    (2,049)     --           --         --             --            --     (2,049)
Net unrealized loss on available for sale
   securities (net of taxes)                        (13,670)     --           --         --             --       (13,670)        --
Other                                                 2,721      --           --      2,721             --            --         --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                        1,140,648     540      214,510     16,609        917,992           877     (9,880)
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year                             205,944      --           --         --        205,944            --         --
Sale of common stock through dividend
   reinvestment and common stock purchase plan        3,741      --          264      3,477             --            --         --
Sales of stock to employee benefit plans and
   employee stock purchase plan                       7,967      --        1,297      3,900             --            --      2,770
Common stock issued for acquisitions                 97,283      --        2,844     50,738             (8)           --     43,709
Cash dividends:
   Preferred stock - $3.15 per share                    (30)     --           --         --            (30)           --         --
   Common stock - $0.44 per share                   (75,696)     --           --         --        (75,696)           --         --
Conversion of preferred stock to common                  (1)    (39)          38         --             --            --         --
Purchase of common treasury stock                   (89,467)     --           --         --             --            --    (89,467)
Net unrealized gain on available for sale
   securities (net of taxes)                         21,856      --           --         --             --        21,856         --
Other                                                 5,168      --           --      5,168             --            --         --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                       $1,317,413    $501     $218,953    $79,892     $1,048,202      $ 22,733   $(52,868)
====================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements Of Cash Flows (in thousands, except number of shares)
For the years ended December 31,                                                       1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $   205,944       $   177,843       $   120,005
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Provision for loan losses                                                            62,686            40,300            21,082
Provision for (recovery of) loss on other real estate                                 1,135                20            (2,757)
Provision for depreciation and amortization                                          32,479            30,117            26,314
Provision for amortization of intangible assets                                       6,031             7,977             8,712
Provision for deferred income taxes                                                  58,696            57,936            17,681
Net change in deferred loan origination fees and costs                               55,717            54,356            (8,196)
Net amortization of AFS & HTM securities discounts and premiums                       1,897            (1,376)             (304)
Proceeds from sales of mortgage loans held for sale                               5,175,757         3,709,605         3,460,687
Origination of mortgage loans held for sale                                      (5,295,498)       (3,253,230)       (2,785,149)
AFS & HTM securities (gains) losses                                                  (3,085)           (4,549)              806
Net realized gains on sold loans                                                    (26,613)           (5,627)           (9,107)
Decrease (increase) in trading account securities                                   192,166           190,907           (84,567)
Decrease (increase) in accrued income receivable                                    (12,195)           (7,452)            3,512
Increase (decrease) in accrued interest payable                                       8,897            (7,295)           21,028
Increase (decrease) in accrued income taxes                                           1,372             6,482            (9,153)
Other operating activities                                                         (179,301)         (245,788)           58,303
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                           286,085           750,226           838,897
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sales of available for sale securities                                301,965           104,952           267,001
Redemption of matured available for sale securities                               1,062,152         1,054,465           881,655
Redemption of matured held to maturity securities                                        --                --            69,884
Purchases of available for sale securities                                       (2,120,806)       (1,702,170)       (1,414,460)
Purchases of held to maturity securities                                                 --                --           (71,547)
Net (increase) decrease in interest-bearing deposits in other banks                  31,117           (10,054)          (19,753)
Net increase in loans and leases                                                 (2,097,206)       (1,470,740)       (1,050,304)
Proceeds from sale of auto loans                                                    802,935                --           250,068
Purchase of premises and equipment                                                  (39,115)          (47,353)          (44,773)
Proceeds from sales of other real estate                                              5,389             6,537            10,854
Payments to improve other real estate                                                (2,177)           (2,571)           (1,138)
Net cash (paid for) received from acquisitions                                       37,369             2,721               602
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                            (2,018,377)       (2,064,213)       (1,121,911)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in deposits                                                          1,042,809           665,621           720,298
Net increase (decrease) in Federal funds purchased and securities sold
   under repurchase agreements and U.S. Treasury demand notes                       679,214           580,124          (223,131)
Proceeds from issuance of nonrecourse debt on leveraged leases                       37,440            71,142                --
Payments on nonrecourse debt on leveraged leases                                    (24,557)          (28,099)          (31,025)
Proceeds from issuance of long-term debt and short-term borrowings                  566,439           585,387           238,806
Payments on long-term debt and short-term borrowings                               (203,355)         (310,033)         (127,610)
Proceeds from issuance of common stock and sales of treasury stock                   11,708            10,466            10,965
Purchases of treasury stock                                                         (89,467)           (2,049)           (4,459)
Dividends paid                                                                      (75,726)          (64,926)          (56,001)
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                         1,944,505         1,507,633           527,843
--------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                           212,213           193,646           244,829
Cash and Cash Equivalents, Beginning of Year                                      1,160,379           966,733           721,904
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                          $ 1,372,592       $ 1,160,379       $   966,733
================================================================================================================================
                                                                                                                     (continued)

Consolidated Statements Of Cash Flows (in thousands, except number of shares) continued
For the years ended December 31,                                                     1997               1996                1995
----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                                       $  562,389           $478,527            $438,840
Income taxes                                                                       49,931             35,334              55,790
==================================================================================================================================
Supplemental Schedule of Noncash Investing
   and Financing Activities:
Conversion of 736; 595; and 1,105 shares of convertible
   preferred stock into 30,149; 23,876; and 45,249 shares of
   common stock, respectively                                                  $       39           $     31            $     58
==================================================================================================================================
Transfer of loans to other real estate                                         $    5,150           $  4,707            $  7,742
==================================================================================================================================
Securities transferred from held to maturity to available for sale             $       --           $     --            $251,630
==================================================================================================================================
Net change in unrealized gain (loss) on available for sale securities
   net of deferred taxes (included in stockholders' equity)                    $   21,856           $(13,670)           $ 68,888
==================================================================================================================================

In 1997, FSCO acquired American Bancorp of Nevada with total assets of approximately $304,272,000 and liabilities of $271,970,000 through the issuance of 5,337,093 shares of FSCO's common stock. In 1995, FSCO acquired three small companies with total assets of approximately $2,727,000 and $1,372,000 in liabilities for $482,000 in cash and 454,725 shares of FSCO's common stock.

See notes to consolidated financial statements.                      (concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996 AND 1995

NOTE 1: Summary Of Significant Accounting And Reporting Policies

First Security Corporation (FSCO), a bank holding company, provides a full range of financial services to individual and business customers through its bank and nonbank subsidiaries and their branches in Utah, Idaho, New Mexico, Oregon, Nevada, and Wyoming. FSCO and its subsidiaries are subject to competition from other financial institutions and to the regulations of certain federal agencies and undergo periodic examinations by those agencies.

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

Consolidation. The consolidated financial statements include the accounts of FSCO and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The results of operations of insignificant companies acquired using the pooling of interests method and the results of operations of companies which were acquired and subject to purchase accounting are included from the dates of acquisition.

Federal Funds Sold and Securities Purchased Under Resale Agreements. Federal funds sold are unsecured short-term investments entered into with other financial institutions. Securities purchased under resale agreements are short-term investments. FSCO's subsidiaries generally hold the securities as collateral during the term of the investment.

Trading Account, Available for Sale, and Held to Maturity Securities (See Note
4). Trading account securities are carried at fair value with net unrealized gains or losses included in earnings during the period. Available for sale securities are carried at fair value with net unrealized gains or losses (net of taxes) excluded from income and reported as a separate component of stockholders' equity. Held to maturity securities are reported at amortized cost, based on management's positive intent and FSCO's and its subsidiaries' ability to hold such securities to maturity. Gains or losses are determined on the specific identification method. As allowed for under Financial Accounting Series "Special Report - A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt Securities", FSCO elected to reclassify all investments from held to maturity to available for sale in December 1995.

Loans Held For Sale. Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans Receivable (See Note 5). Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balance adjusted for any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

Mortgage Banking Activities. FSCO originates mortgage loans for sale in the secondary market. Mortgage servicing rights are capitalized and amortized in proportion to and over the period of estimated net servicing income from the related mortgage loans. FSCO's carrying values of mortgage servicing rights and the amortization thereof are periodically evaluated in relation to estimated future net servicing revenues. Impairment of mortgage servicing rights is recorded through a valuation allowance. For purposes of impairment evaluation and measurement, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. For FSCO, these risk characteristics include interest rate above and below 9%, term to maturity 15 and 30 year, and loan type. Mortgage servicing rights are included with intangible assets in the consolidated balance sheets.

Financial Asset Transfers and Servicing. Effective January 1, 1997, FSCO adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (as amended by SFAS No. 127, see Note 16). SFAS No. 125 establishes certain criteria for a transfer of assets to qualify as a sale. If the transfer does not meet these criteria, the transaction is accounted for as a secured borrowing. SFAS No. 125 also supersedes SFAS No. 122 by establishing new criteria for when to recognize a servicing asset. All sales of financial assets during the year have met the qualifications for sale treatment. The adoption of SFAS No. 125 did not have a material effect on FSCO's consolidated financial statements.

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

Reserve for Loan Losses (See Note 5). The reserve for loan losses is established to absorb known and inherent losses primarily resulting from outstanding loans and leases. Reserves for loan losses on consumer, credit card, residential mortgage, leases, and other loans with similar homogeneous characteristics are established for the respective loan portfolio based on historical loss experience considering current and anticipated economic conditions. Reserves for loan losses on commercial, commercial real estate, construction loans, and loan commitments are evaluated on both a specific loan basis and historical loss experience considering the credit quality, collateral, financial strength of the borrower and current economic conditions. Losses are charged and recoveries are credited directly to the reserve. The provision for loan losses charged to expense is an amount which, in management's judgment, is sufficient to maintain the balance in the reserve at an adequate level. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in FSCO's markets, differ substantially from the assumptions previously used by management.

FSCO accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". A loan is considered impaired under SFAS No. 114 when, based on current information, it is probable that the lender will not be able to collect all the principal and interest due under the contractual terms of the loan. SFAS Nos. 114 and 118 require that an impaired loan be valued based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market value or the fair value of the collateral if the loan is collateral dependent. Cash receipts on impaired loans not performing are generally applied to reduce principal balances. FSCO evaluates individual non-homogeneous loans in excess of $1 million for impairment while such loans are on nonaccrual or the loan has been restructured. Smaller balance, homogeneous loans, including consumer mortgage, installment, revolving credit, and consumer loans, are collectively evaluated for impairment. Loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal, unless both well-secured and in the process of collection. Generally, consumer loans not secured by real estate are not placed on nonaccrual status, but are entirely charged off after 120 days of becoming past due.

Premises and Equipment (See Note 6). Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization included in noninterest expenses are computed using accelerated and straight-line methods over the estimated useful lives of the related assets.

Other Real Estate. Other real estate is carried at the lower of cost or fair value less estimated selling costs.

Securities Sold Under Repurchase Agreements. In accordance with SFAS No. 125, securities sold under agreements to repurchase are accounted for as financing transactions and are recorded at the amount at which the securities will be reacquired, including accrued interest. Collateralization limits, based on market values, generally range from 100% to 105%, depending on maturity.

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

The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding assets or liabilities and amortized as an adjustment to interest expense or income over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated asset or debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. For those derivatives classified as hedges, the derivative is marked to market with the gains and losses deferred and amortized as a yield adjustment over the life of the underlying assets or liabilities. Premiums paid are deferred and amortized over the life of the agreement on a straight-line basis.

FSCO purchases and sells interest-rate cap and corridor agreements that hedge specific customer transactions and limit its exposure to interest rates. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates FSCO incurs on these transactions. Payments to be received/paid as a result of the specified interest rate index differing from the strike price are accrued in income receivable/interest payable and are recognized as an offset to interest income/expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest income/expense ratably during the life of the agreement. Upon termination of an interest-rate cap agreement, to the extent it represents the value attributable to the market interest rate differing from the strike rate of the cap/corridor, the gain/loss is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as an offset of interest income/expense. Additional gains or losses are recognized in earnings. Any notional amounts of agreements in excess of the balance of the customer transaction expected to be outstanding during their terms would be marked to market, with changes in market value recorded in other income (expense).

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

Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which became effective for FSCO beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since FSCO has decided to disclose the effects of SFAS No. 123 on a proforma basis and to continue to follow APB 25 (as permitted by SFAS No. 123) as it relates to stock-based compensation, the appropriate required disclosure of the effects of SFAS No. 123 are included in
Note 13.

Intangible Assets. Included in intangible assets is the excess of cost over fair value of net assets acquired of companies acquired using the purchase method of accounting. Such excess is amortized on the straight-line basis over five to 25 years and periodically reviewed for impairment.

Long-Lived Assets. Impairment of long-lived assets is determined by evaluating long-lived assets on a periodic basis in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", which was adopted on January 1, 1996. Assets determined to be impaired are written down to their fair value. There were no significant impairments during 1997 or 1996.

Consolidated Statements of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold and securities purchased under resale agreements with an original maturity of 90 days or less.

Earnings Per Share. Effective December 31, 1997, FSCO adopted SFAS No. 128, "Earnings Per Share", and retroactively restated its earnings per share (EPS) for 1997, 1996, and 1995 to conform with SFAS No. 128. Additional restatements were made to reflect the effects of the 3-for-2 stock split announced January 26, 1998 and the stock splits that were paid May 15, 1997 and February 17, 1996 (See Note 12).

Reclassifications. Certain reclassifications to 1996 and 1995 amounts have been made to conform to 1997 classifications.

NOTE 2: Restructuring Charge

In December 1995, FSCO completed an intensive review of its operations and businesses and announced the results of a corporate-wide process redesign plan called Project VISION. The process redesign was done to generate efficiencies and enhance profitability of business and administrative work processes of all operations of FSCO. As a result of this process redesign, FSCO recorded a $44.0 million pre-tax restructuring charge, $27.7 million after-tax, in December 1995. Included in the restructuring charge were reduction in force costs of $20.5 million associated with employees from all levels throughout FSCO; costs of $11.5 million associated with owned and leased facilities that will be vacated, and furniture, equipment and leasehold improvements that will be abandoned or sold as a result of business and process changes under Project VISION (these costs include the future lease payments of leased facilities that will be vacated, estimated losses from the sale of owned facilities that will be vacated, and estimated losses from the sale or abandonment of furniture, equipment, and leasehold improvements that will no longer be utilized in the business operations of FSCO and related costs of charter consolidation); pension and postretirement curtailment losses of $1.2 million that result from the elimination of 1,577 full-time equivalent employees thus resulting in a reduction in active plan participants in FSCO's pension and postretirement benefit plans; and outside service fees and other costs related to the redesign effort of $10.8 million.

The following table presents a summary of activity with respect to the restructuring reserve (in thousands):

                                             1997                 1996              1995
------------------------------------------------------------------------------------------
Balance, January 1                        $ 9,147             $ 35,218         $       --
Provision charged against income               --                   --             44,000
Cash outlays                               (7,330)             (24,023)            (3,824)
Noncash charges                              (890)              (2,048)            (4,958)
------------------------------------------------------------------------------------------
Balance at December 31                    $   927             $  9,147         $   35,218
==========================================================================================

The remaining balance in the restructuring reserve represents severance payable over the next 12 months.

NOTE 3: Cash And Due From Banks

The Federal Reserve requires FSCO's national banking subsidiaries to maintain certain average reserve balances with the Federal Reserve or through approved correspondent banks. For the years ended December 31, 1997 and 1996, the required average reserve balances were approximately $74,932,000 and $57,936,000, respectively.


NOTE 4: Trading Account, Available For Sale, And Held To Maturity Securities

The amortized cost and fair value of securities were as follows (in thousands):

Available For Sale:                                                    Gross                    Gross               Estimated
                                          Amortized               Unrealized               Unrealized                    Fair
As of December 31, 1997                        Cost                    Gains                   Losses                   Value
-----------------------------------------------------------------------------------------------------------------------------
Debt Securities issued by U.S. Treasury
   and other U.S. Government
   agencies and corporations             $  920,037                  $ 6,697                $   (163)              $  926,571
Debt securities issued by states
   and political subdivisions               295,777                    6,213                    (207)                 301,783
Corporate debt securities                     7,521                       89                     (20)                   7,590
Mortgage-backed securities                2,661,241                   19,193                  (4,261)               2,676,173
Equity securities                            69,081                    8,978                    (281)                  77,778
Federal Home Loan Bank and
   Federal Reserve stock                     68,000                       --                       --                  68,000
-----------------------------------------------------------------------------------------------------------------------------
Totals                                   $4,021,657                  $41,170                $ (4,932)              $4,057,895
=============================================================================================================================
As of December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
Debt Securities issued by U.S. Treasury
   and other U.S. Government
   agencies and corporations             $  765,107                  $ 3,435                $ (1,052)              $  767,490
Debt securities issued by states
   and political subdivisions               238,164                    2,951                    (699)                 240,416
Corporate debt securities                     8,022                       53                     (40)                   8,035
Mortgage-backed securities                2,028,507                    7,858                 (16,814)               2,019,551
Equity securities                            50,147                    6,068                    (106)                  56,109
Federal Home Loan Bank and
   Federal Reserve stock                     58,675                       --                       --                  58,675
-----------------------------------------------------------------------------------------------------------------------------
Totals                                   $3,148,622                  $20,365                $(18,711)              $3,150,276
=============================================================================================================================

The fair value and amortized cost of securities transferred from held to maturity to available for sale in December 1995, as permitted by supplemental guidance issued in relation to SFAS No. 115 (see Note 1), were $251,630,000 and $247,378,000, respectively. The net unrealized gain related to the securities transferred was $4,252,000.

The amortized cost and estimated fair value of debt securities at December 31, 1997 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available For Sale                             Amortized               Estimated
                                                    Cost              Fair Value
--------------------------------------------------------------------------------
Due in one year or less                       $   94,022              $   94,216
Due after one year through five years            899,034                 905,601
Due after five years through ten years           165,070                 169,318
Due after ten years                               65,209                  66,809
--------------------------------------------------------------------------------
Total debt securities                          1,223,335               1,235,944
Mortgage-backed securities                     2,661,241               2,676,173
Equity securities                                137,081                 145,778
--------------------------------------------------------------------------------
Totals                                        $4,021,657              $4,057,895
================================================================================

Proceeds, gross gains, and gross losses from sales of securities using the specific identification method were as follows (in thousands):

                                       Available for Sale
                        ---------------------------------------------------
                            1997                1996                   1995
---------------------------------------------------------------------------
Proceeds                $301,965            $104,952               $267,001
===========================================================================
Gross gains             $  5,190            $  4,549               $  2,658
Gross losses              (2,105)                 --                 (3,464)
---------------------------------------------------------------------------
Net Gains (Losses)      $  3,085            $  4,549               $   (806)
===========================================================================

The change in net unrealized holding loss on trading account securities that has been included in earnings for the years ended December 31, 1997, 1996, and 1995 totaled $618,617, $215,266, and $366,672, respectively.

Interest earned on tax exempt securities was approximately $13,469,000, $10,508,000, and $9,350,000, respectively, for the years ended December 31, 1997, 1996, and 1995.

At December 31, 1997 and 1996, securities carried at $2,738,514,000 and $2,432,546,000, respectively, were pledged for various purposes. Included in these pledged securities were trading account securities totaling $38,775,000 and $66,555,000, respectively.

At December 31, 1997 and 1996, FSCO and its subsidiaries had available for sale securities sold under repurchase agreements totaling $2,250,288,000 and $1,994,972,000, respectively. The carrying value, approximate market value, related repurchase liability, and weighted average interest rate of the repurchase liabilities related to the securities sold under repurchase agreements (grouped by maturity of the repurchase agreement) are as follows (amounts in thousands):

                                                1997                                          1996
-----------------------------------------------------------------------------------------------------------------
                                          Collateralized By                             Collateralized By
-----------------------------------------------------------------------------------------------------------------
                                 U.S. Treasury      U.S. Government            U.S. Treasury      U.S. Government
Maturity                           Obligations   Agency Obligations              Obligations   Agency Obligations
-----------------------------------------------------------------------------------------------------------------
Overnight:
Carrying amount                    $    74,077          $    51,590              $    44,871          $     2,012
Market value                            74,077               51,590                   44,871                2,012
Repurchase liability                    71,799               51,341                   44,147                2,007
Weighted average interest rate            6.70%                6.02%                    6.77%                4.85%
2 to 30 days:
Carrying amount                         57,485              484,866                   66,377               27,223
Market value                            57,485              484,866                   66,377               27,223
Repurchase liability                    55,772              484,487                   63,793               27,326
Weighted average interest rate            5.69%                5.89%                    5.40%                5.36%
31 to 90 days:
Carrying amount                            497                3,027                    1,016                6,486
Market value                               497                3,027                    1,016                6,486
Repurchase liability                       497                3,024                    1,007                6,469
Weighted average interest rate            5.70%                5.50%                    5.23%                5.33%
Demand:
Carrying amount                        197,015            1,352,917                  185,911            1,661,031
Market value                           197,015            1,352,917                  185,911            1,661,031
Repurchase liability                   193,273            1,347,896                  179,703            1,671,781
Weighted average interest rate            5.63%                5.35%                    6.14%                5.67%
=================================================================================================================

Securities sold under agreements to repurchase averaged approximately $2,001,453,000 and $1,627,935,000 during 1997 and 1996, and the maximum amounts outstanding at any month-end during 1997 and 1996 were $2,250,137,000 and $2,076,202,000, respectively. Approximately 25% of the securities sold under repurchase agreements were delivered to broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to FSCO substantially identical securities at the maturities of the agreements. The remaining securities sold are either held by FSCO or delivered into a third-party custodian's account designated by FSCO under a written custodial agreement that explicitly recognizes FSCO's interest in the securities.

NOTE 5: Loans

Loans (net of unearned income) consisted of the following (in thousands):

As of December 31,                      1997         1996
---------------------------------------------------------
Commercial, financial,
   and agricultural               $2,637,840   $2,152,614
Real estate:
   Commercial                        873,755      904,135
   Residential                     1,539,133    1,600,611
   Construction                      706,482      540,562
Consumer                           2,884,691    2,981,905
Leases                             1,030,464      752,623
---------------------------------------------------------
Total                              9,672,365    8,932,450
Reserve for loan losses             (149,125)    (134,428)
---------------------------------------------------------
Totals                            $9,523,240   $8,798,022
=========================================================

At December 31, 1997 and 1996, loans carried at approximately $885,146,000 and $643,653,000, respectively, were pledged for various purposes.

Included in loans were loans to directors, executive officers, and to their associates as follows (in thousands):

                                   1997             1996
--------------------------------------------------------
Balance, January 1             $124,968         $ 73,080
Additions                        21,798           55,512
Repayments                       (8,407)          (3,624)
--------------------------------------------------------
Balance, December 31           $138,359         $124,968
========================================================

None of the above loans to directors, executive officers, and to their associates as of December 31, 1997 and 1996 were nonaccruing, were past due, or had been restructured.

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

Lease financing consisted of the following (in thousands):

As of December 31,                    1997        1996
------------------------------------------------------
Leveraged leases                $  209,070    $197,207
Non leveraged leases               819,667     554,882
Assets held for sale or lease        1,727         534
------------------------------------------------------
Totals                          $1,030,464    $752,623
======================================================

Changes in the reserve for loan losses were as follows (in thousands):

                              1997       1996       1995
--------------------------------------------------------
Balance, January 1        $134,428   $129,982   $133,855
Provision charged
   to expense               62,686     40,300     21,082
Reserves acquired
   through acquisitions
   (Note15)                  4,459         --         --
Loans charged off,
   net of recoveries of
   $32,861, $26,769,
   and $27,592,
   respectively            (52,448)   (35,854)   (24,955)
--------------------------------------------------------
Balance, December 31      $149,125   $134,428   $129,982
========================================================

FSCO's investment in impaired loans at December 31, 1997 and 1996, as defined in SFAS Nos. 114 and 118, totaled $-0- and $1,536,000, respectively. The SFAS No. 114 allowance related to impaired loans at December 31, 1997 and 1996 was $-0-and $1,536,000, respectively. During the years ended December 31, 1997, 1996, and 1995, FSCO's average investment in impaired loans was approximately $1,416,000, $3,570,000, and $2,492,000, respectively. No income was recorded on loans considered impaired during 1997, 1996, or 1995.

At December 31, 1997 and 1996, total nonaccruing loans were $32,596,000 and $33,276,000, respectively. Gross interest income foregone on nonaccruing loans during 1997, 1996, and 1995 was $2,643,000, $3,008,000, and $2,366,000,
respectively. There were no troubled debt restructurings during 1997, 1996, and 1995.

During 1997 and 1995, FSCO securitized approximately $802,935,000 and $250,899,000 of auto loans and sold certificates to investors bearing interest rates ranging from 6.1% to 6.5% and 6.25%, respectively. FSCO will continue to service the underlying auto loans for a fee through 2003 and 2001 for the 1997 and 1995 securitizations, respectively.

The estimated fair value of capitalized servicing rights related to the auto loans securitized was $12,197,000 (net of a valuation allowance of $772,000) at December 31, 1997. The risk characteristics used to value auto loan and mortgage loan servicing assets are loss rates, prepayment speed, weighted average remaining maturities, and weighted average loan ages. A discounted cash flow model is used to value the auto loan servicing assets using a loss rate of 0.6%, prepayment assumption of 1.5% (using the Asset-Backed Securities model), and a discount rate of 9%.

Following is a summary of capitalized servicing rights, net of accumulated amortization (in thousands):

                              1997        1996        1995
----------------------------------------------------------
Balance, January 1        $ 78,586    $ 52,604    $ 56,130
Originated                 103,084      42,678      17,832
Purchased                       --          --       1,818
Sold                       (56,122)     (4,800)    (13,860)
Amortization               (16,146)    (11,896)     (9,316)
Valuation allowance           (772)         --          --
----------------------------------------------------------
Balance, December 31      $108,630    $ 78,586    $ 52,604
==========================================================

Mortgage Banking Activities. At December 31, 1997 and 1996, FSCO's subsidiaries were servicing 127,858 and 123,524 mortgage loans, aggregating $11,152,501,000 and $10,664,568,000, respectively, of which $12,995,000 and $18,060,000 were subserviced as of December 31, 1997 and 1996, respectively. The amount of loan principal that was delinquent on serviced loans at December 31, 1997 and 1996 was approximately $447,968,000 and $321,946,000, respectively. Related trust funds were on deposit with FSCO's subsidiary banks.

FSCO sold mortgage servicing rights on a bulk sale basis in 1996 and 1995 related to mortgage loans totaling approximately $0.5 billion and $1.2 billion with gains of $2.5 million and $7.5 million, respectively. During 1997 FSCO sold mortgage loan servicing rights on a monthly basis concurrent with the securitization and marketing of approximately $2.8 billion of mortgage loans. The value of such servicing rights recognized in accordance with the provisions of FASB Statement 125 totaled approximately $51.4 million.

The mortgage servicing rights capitalized at December 31, 1997, represents the rights to service approximately $8.8 billion of mortgage loans. In addition, FSCO has approximately $2.4 billion of loans for which the mortgage servicing rights were not capitalized. No valuation allowance was required as of December 31, 1997 or 1996. Mortgage servicing assets are recorded at a discounted fair value based on an active market for such rights. The estimated fair value of capitalized mortgage servicing rights was $122,141,000, $96,728,000 and $62,294,000 at December 31, 1997, 1996, and 1995 respectively.

During the year ended December 31, 1997, FSCO issued 302 GNMA loan pools with security proceeds of $2,437,749,000. Additionally, FSCO was servicing 1,081 GNMA loan pools with an outstanding security balance of $1,890,187,000 at December 31, 1997. During the year ended December 31, 1997, FSCO originated 27,825 FHA/VA insured/guaranteed mortgage loans with loan proceeds of $2,792,895,000. Additionally, FSCO was servicing 29,983 FHA/VA insured/guaranteed mortgage loans with an unpaid principal balance of $2,494,477,000 at December 31, 1997.

NOTE 6: Premises And Equipment

Premises and equipment consisted of the following (in thousands):

As of December 31,                  1997            1996
--------------------------------------------------------
Land                           $  41,004       $  32,307
Buildings and improvements       192,612         157,142
Equipment                        188,453         224,786
Leasehold improvements            17,842          16,285
Construction in progress          33,591          41,000
--------------------------------------------------------
Totals                           473,502         471,520
Accumulated depreciation
   and amortization             (201,552)       (238,023)
--------------------------------------------------------
Net                            $ 271,950       $ 233,497
========================================================

The executive offices of FSCO are located in an owned facility in Salt Lake City, Utah. In addition, other office buildings are owned in Salt Lake City, Utah; Boise, Idaho; Las Vegas, Nevada, and Albuquerque, New Mexico.

At December 31, 1997, a total of 179 bank offices were in owned buildings, with the remaining 104 bank offices located in facilities leased under operating leases with terms ranging from 1 to 30 years and renewal options ranging from 1 to 30 years. Offices of the nonbank subsidiaries are almost all located in owned quarters.

At December 31, 1997, future minimum lease payments by year related to operating leases for premises and equipment were as follows (in thousands):

1998                                      $23,558
1999                                       18,785
2000                                        8,931
2001                                        6,655
2002                                        4,939
Thereafter                                 10,392
-------------------------------------------------
Total                                     $73,260
=================================================

Total rent expense under all operating leases for 1997, 1996, and 1995 approximated $22,236,000, $19,122,000, and $17,118,000, respectively.

NOTE 7: Deposits

Deposits consisted of the following (in thousands):

As of December 31,                                           1997           1996
---------------------------------------------------------------------------------
Non interest-bearing demand deposit accounts          $ 2,348,638     $2,198,348
Interest-bearing demand and savings                     1,763,560      2,555,481
Money market accounts                                   1,927,195      1,030,912
Time certificates of deposit less than $100,000         3,373,458      2,866,864
Time certificates of deposit of $100,000 or more        1,303,474        787,658
---------------------------------------------------------------------------------
Totals                                                $10,716,325     $9,439,263
=================================================================================

NOTE 8: Line Of Credit

FSCO had a $200 million line of credit at December 31, 1997 which expires in 2000. The line is unsecured and bears interest generally at various calculated rates or at the prime rates of the lending institutions. There were no borrowings under the line of credit at December 31, 1997.

NOTE 9: Income Taxes

Accrued income taxes payable consisted of the following (in thousands):

As of December 31,                  1997        1996
----------------------------------------------------
Current                         $  3,126    $  2,370
Deferred                         256,631     185,268
----------------------------------------------------
Totals                          $259,757    $187,638
====================================================

The income tax provisions consisted of the following components (in thousands):

                        1997         1996        1995
-----------------------------------------------------
Current:
Federal             $ 46,328      $38,075     $47,056
State                  4,359        3,741       5,454
-----------------------------------------------------
Subtotals             50,687       41,816      52,510
-----------------------------------------------------
Deferred:
Federal               49,552       49,048      14,454
State                  9,144        8,888       3,227
-----------------------------------------------------
Subtotals             58,696       57,936      17,681
-----------------------------------------------------
Totals              $109,383      $99,752     $70,191
=====================================================

The tax provisions were at effective rates as follows:

                                                                  1997         1996      1995
-----------------------------------------------------------------------------------------------
U.S. Federal income tax rate                                      35.0%        35.0%     35.0%
Change in rate resulting from:
  Tax-exempt state and  municipal bond income                     (1.5)        (1.4)     (1.9)
  Amortization of intangibles                                      0.6          0.9        1.4
  State income taxes, net of U.S. Federal income tax benefit       2.8          2.7       2.5
  Tax credits and  miscellaneous items                            (2.2)        (1.3)     (0.1)
-----------------------------------------------------------------------------------------------
Effective Tax Rates                                               34.7%        35.9%     36.9%
===============================================================================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

As of December 31,                                                    1997        1996
--------------------------------------------------------------------------------------
Assets:
  Loan loss reserve                                               $ 55,646    $ 49,962
  Other reserves                                                       559       3,127
  Deferred income                                                    3,718       1,639
  Other postretirement benefits                                      1,707       1,438
  NOL carryforward                                                   1,498       1,498
  Deferred compensation                                              1,700       1,063
  Other                                                              3,859       3,668
---------------------------------------------------------------------------------------
  Total Deferred Tax Assets                                         68,687      62,395
---------------------------------------------------------------------------------------
Liabilities:
  Leasing operations                                               259,596     207,562
  Depreciation                                                       5,498       4,881
  Pension plan contributions                                         2,848       1,103
  Originated mortgage servicing rights                              28,376      19,530
  FHLB stock dividends                                               7,000       5,538
  Deferred loan fees                                                 5,787       6,265
  Fair value adjustments on available for sale securities           13,377         777
---------------------------------------------------------------------------------------
  Other                                                              2,836       2,007
---------------------------------------------------------------------------------------
  Total Deferred Tax Liabilities                                   325,318     247,663
---------------------------------------------------------------------------------------
Net Deferred Tax Liability                                        $256,631    $185,268
=======================================================================================

NOTE 10: Long-Term Debt

The details of long-term debt, including related short-term maturities, were as follows (in thousands):

As of December 31,                                              1997        1996
---------------------------------------------------------------------------------
Parent company:
Medium-term notes due 1998-2003                           $   32,750  $   32,750
Floating rate notes due 1999                                   6,842       6,984
7.875% senior notes due 1999                                  98,962      98,962
7.50% subordinated notes due 2002                             75,000      75,000
7.00% subordinated notes due 2005                            125,000     125,000
6.875% senior notes due 2006                                 150,000     150,000
Subsidiaries:
Bank:
European Medium Term Floating Rate Notes due 2002            300,000          --
Other                                                        647,397     583,476
Guaranteed Preferred Beneficial Interests -
  8.41% subordinated capital income securities due 2026      150,000     150,000
Nonbank                                                          402       1,039
---------------------------------------------------------------------------------
Totals                                                     1,586,353   1,223,211
Less current maturities included
  in other short-term borrowings                            (281,890)   (279,156)
---------------------------------------------------------------------------------
Long-Term Portion                                         $1,304,463  $  944,055
=================================================================================

Medium Term Notes Due 1998-2003: Senior medium term notes are unsecured and bear interest at fixed rates ranging from 5.71% to 9.07% with a weighted average coupon of 6.53%. The notes mature from 1998 to 2003 with interest payable semi-annually at the stated rate on February 19 and August 19 of each year. Terms of the notes restrict, among other things, the ability of FSCO to reduce its ownership in any of its major constituent banks.

Floating Rate Notes Due 1999: The interest rate of these notes is the higher of 1.25% above the defined U.S. Treasury Bill rate or a rate as determined by FSCO. Interest rates during the three years ended December 31, 1997 have ranged from 5.75% to 7.15% and at December 31, 1997 was 6.45%. The notes are redeemable at the option of the holder at par on any March l or September l and are subject to redemption at any time by FSCO at par.

7.875% Senior Notes Due 1999: During 1995, FSCO filed a $300,000,000 debt shelf registration statement and issued $100,000,000 of senior notes under the shelf registration statement with interest payable semi-annually on April 15 and October 15 through 1999. The notes are unsecured.

7.50% Subordinated Notes Due 2002: Subordinated notes of $75,000,000 are unsecured, with interest payable semi-annually at the stated rate on February 15 and August 15 of each year. The notes are payable at maturity in September 2002 and are not subject to prepayment.

7.00% Subordinated Notes Due 2005: Subordinated notes of $125,000,000 are unsecured, with interest payable semi-annually at the stated rate on January 15 and July 15 of each year. The notes are payable at maturity in July 2005 and are not subject to prepayment.

6.875% Senior Notes Due 2006: During 1996, FSCO filed a $600,000,000 debt shelf registration statement and issued $150,000,000 of senior notes under the shelf registration statement with interest payable semi-annually on May 15 and November 15 through 2006. The notes are unsecured.

Guaranteed Preferred Beneficial Interests- 8.41% Subordinated Capital Income Securities Due 2026: In December 1996, First Security Capital I (the business trust), a wholly owned subsidiary of FSCO, issued $150,000,000 of subordinated capital income securities (capital securities) which represent preferred undivided beneficial ownership interest in the assets of the business trust. The business trust's sole assets are junior subordinated debentures which have a distribution rate and distribution payment dates which correspond to the interest rate and interest payment date of the capital securities and which are guaranteed by FSCO and due in 2026.

European Medium-Term Floating Rate Notes Due 2002: In October 1997, First Security Bank, N.A., issued $300,000,000 of European Medium-Term Floating Rate Notes under a $1 billion note program. The interest rate is based upon the three month LIBOR and was 5.82% at December 31, 1997. The notes are unsecured and are redeemable at the option of the issuer in whole on any interest payment date. Interest is paid quarterly.

Other: Other long-term debt of the banking subsidiaries as of December 31, 1997 consisted of approximately $637,490,000 of advances from the Federal Home Loan Bank which are collateralized primarily by mortgage loans, bear interest at rates generally ranging from 3.00% to 8.17%, and are payable principally through November 2012; and $9,907,000 of miscellaneous notes payable at various rates and maturities.

Scheduled maturities of long-term debt by year were as follows as of December 31, 1997 (in thousands):

                               Parent
                              Company  Consolidated
---------------------------------------------------
1998                         $ 10,842    $  281,890
1999                          103,962       212,928
2000                               --       144,743
2001                            8,750        60,219
2002                           75,000       401,546
Thereafter                    290,000       485,027
---------------------------------------------------
Totals                       $488,554    $1,586,353
===================================================

NOTE 11: Commitments, Contingent Liabilities, And Financial Instruments With Off-Balance Sheet Risk

At December 31, 1997 and 1996, FSCO and its subsidiaries were involved in various claims and litigation occurring in the ordinary course of business. In the opinion of management and its legal counsel, potential liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of FSCO and its subsidiaries.

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

Loan Commitments and Letters of Credit: At December 31, 1997 and 1996, such commitments include the following (in thousands):


                                                     1997        1996
----------------------------------------------------------------------
Standby letters of credit                      $  281,910  $  252,697
Undisbursed construction loans                    340,584     339,085
Credit card lines                                 826,235     750,803
Other loan commitments to customers             3,441,598   2,681,797
Commitments to sell mortgage loans and leases   1,042,014     305,389
======================================================================

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

Derivative Trading Activities: FSCO uses financial futures and option contracts in its proprietary trading activities, which include trading for profit. The overall trading strategies of FSCO not only include futures and options but also include cash market securities. FSCO's futures and options had net gains (losses) of $1,013,000, $3,018,000, and $(3,032,000) for the years ended
December 31, 1997, 1996, and 1995, respectively. For the years ended December 31, 1997, 1996, and 1995, total income including gains and interest from FSCO's overall trading activities (including non-derivative securities) was $14,132,000, $12,369,000, and $35,486,000, respectively. All trading activities including futures and options contracts are subject to FSCO's policies and loss limit controls. Market risk arises from changes in interest rates. Credit risk arises from the potential inability of a counterparty to meet the interest payment obligations on its transactions.

Financial futures contracts represent commitments to purchase (asset) or sell (liability) securities or money market instruments at a future date and at a specified price. Futures contracts are traded on organized exchanges (exchange traded) and are exchange guaranteed, thereby minimizing FSCO's credit risk. The net change in the futures contract value is settled daily in cash with the exchanges. Net gains or losses resulting from FSCO's daily settlements are included with trading account securities gains (losses) in the consolidated statements of income.

Options contracts grant the buyer the right, but not the obligation, to purchase or sell, at a specified price, a stated number of units of an underlying financial instrument, such as treasury securities, Eurodollars, and foreign currency, at a future date. Options contracts are exchange traded. The price of an option contract is equal to the premium paid by the purchaser and is significantly less than the contract or notional amount. Option contracts are marked to market monthly with net gains or losses recognized currently in trading account securities gains (losses) in the consolidated statements of income. Cash is exchanged with the counterparties on the option contracts' settlement dates.

Financial futures contracts and option contracts as of December 31, 1997 and 1996 were as follows (in thousands):

                                         Contract                          Average                       Assessed Dollar
                                       (Notional)             Fair      Fair Value              Net        Value at Risk
                                        Amount At         Value At         for the            Gains       At Year End(3)
December31,1997                       Year End(1)      Year End(2)         Year(2)         (Losses)          (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Assets (Long Position):
  Financial futures contracts          $8,507,000          $   358            $  2           $  883                  $82
  Options contracts                       100,000               18              --              (91)                   1
------------------------------------------------------------------------------------------------------------------------
Total Assets                           $8,607,000          $   376            $  2           $  792                  $83
========================================================================================================================
Liabilities (Short Position):
  Financial futures contracts          $1,194,200          $   (28)           $ (3)          $ (960)                 $35
  Options contracts (written call)      2,834,800           (1,133)              3            1,181                   40
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                      $4,029,000          $(1,161)           $ --           $  221                  $75
========================================================================================================================

December 31, 1996
------------------------------------------------------------------------------------------------------------------------
Assets (Long Position):
  Financial futures contracts          $7,901,000          $   (37)           $  6           $2,293                  $66
  Options contracts                            --               --               3              (29)                  --
  Foreign exchange options
    contracts (purchased put)                  --               --              --               38                   --
------------------------------------------------------------------------------------------------------------------------
Total Assets                           $7,901,000          $   (37)           $  9           $2,302                  $66
========================================================================================================================
Liabilities (Short Position):
Financial futures contracts            $1,204,000         $     56            $ --           $  124                  $14
Options contracts (written call)          989,000              177             243              592                    9
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                      $2,193,000         $    233            $243           $  716                  $23
========================================================================================================================

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

Interest Rate Risk Management Activities: FSCO uses off-balance-sheet derivative instruments to manage volatility of net interest income. Net interest income is generated from FSCO's investment of interest and noninterest bearing funding into loans, securities, and other interest-earning assets. Interest rate swaps, caps, and corridors serve as tools in the management of interest rate risk.

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

The off-balance-sheet derivative instruments in place on December 31, 1997 and 1996 fall into three categories:

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

Interest Rate Corridors (LIBOR/LIBOR) are structured to provide a limited amount of protection against increases in short-term funding rates. Rate corridors are accounted for under the settlement basis of accounting previously described. No interest rate corridors were outstanding at December 31, 1997.

Customer Transactions (principally pay fixed swaps) are negotiated to protect the spread on certain large-dollar loans to FSCO's customers. Any benefit or cost arising from these transactions is offset by a corresponding cost or benefit, respectively, in an on-balance-sheet loan. These transactions are negotiated on a fairly regular basis in the course of business. FSCO accounts for its customer transaction swaps based on the settlement method of accounting described previously. In the event of a swap being terminated prior to the final settlement date, any gain or loss resulting from the termination would be deferred as an adjustment to the carrying amount of the outstanding assets or liabilities and amortized as an adjustment to interest expense or income over the remaining term of the original contract life of the terminated swap agreement.

All of the transactions described above have fixed maturity dates and absolute notional amounts.

The following table summarizes the terms and unrealized gains and losses of derivative products by category as of December 31, 1997. The fixed rate or fixed spread to a floating index has been specified for each group within the category, where applicable. Where three- or six-month LIBOR is used as the index for one side of the swap, they may be expected to rise and fall as other short-term market rates rise and fall in response to economic and monetary conditions. The floating rate in effect on each contract depends on the level of LIBOR on the contract's last reset date. At December 31, 1997 and 1996, three-month LIBOR was 5.81% and 5.56%, the six-month LIBOR was 5.84% and 5.60%, and the prime rate was 8.50% and 8.25%, respectively.

Derivatives used for interest rate management activities as of December 31, 1997 and 1996 were as follows (in millions):

                                                        Maturities as of                      Estimated                   Estimated
                                                          December 31,             Fair Market Value At        Fair Market Value At
Type and Notional Amount                                      1997                    December 31, 1997           December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
Receive Fixed Swaps:
  (Pay 3-month LIBOR):
  $300.0 (fixed 4.83%) (expired during 1997)                                                      $  --                       $(0.6)
  $200.0 (fixed 6.24%)                                    May/June 1998                             0.4                         1.4
  $50.0 (fixed 7.125 - 7.35%)                             May/June 2007                             0.1                          --
(Pay 6-month LIBOR):
  $50.0 (fixed 6.28%)                                       May 1998                                0.1                         0.3
Customer Transaction Hedges:
  $67.6 (1997); $67.8 (1996)                     Various maturities through 2004                   (1.0)                       (1.0)
-----------------------------------------------------------------------------------------------------------------------------------
Total Positions ($367.6 and $617.8
  in 1997 and 1996, respectively)                                                                 $(0.4)                      $ 0.1
===================================================================================================================================

NOTE 12: Stockholders' Equity

In January 1996, April 1997, and in January 1998, FSCO's board of directors approved three-for-two stock splits in the form of dividends to stockholders of record on February 12, 1996, May 12, 1997, and February 12, 1998, respectively. The effects of the stock splits have been retroactively reflected in all common shares and per share amounts in the financial statements and notes as if the stock splits had occurred prior to 1995.

Earnings Per Common Share: Effective December 31, 1997, FSCO adopted SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting EPS. Upon adoption, FSCO restated its EPS for 1997, 1996, and 1995 to conform with SFAS No. 128. The computations of EPS under SFAS No. 128 are summarized below:

                                               1997                                 1996                              1995
                                  -----------------------------       -------------------------------     --------------------------
                                                           Per-                                  Per-                           Per-
                                              Average     Share                   Average       Share                Average   Share
                                    Income     Shares    Amount         Income     Shares      Amount       Income    Shares  Amount
------------------------------------------------------------------------------------------------------------------------------------
Income                            $205,944                            $177,843                            $120,005
Less preferred stock dividends          30                                  33                                  35
------------------------------------------------------------------------------------------------------------------------------------
EPS: Basic:
Income available to
  common stockholders              205,914    171,267     $1.20        177,810    169,811       $1.05      119,970   168,613   $0.71
------------------------------------------------------------------------------------------------------------------------------------
Effect of Dilutive Securities:
Options                                 --      5,318                       --      4,287                       --     3,104
Convertible preferred                   30        410                       33        433                       35       468
------------------------------------------------------------------------------------------------------------------------------------
Total dilution                          30      5,728                       33      4,720                       35     3,572
------------------------------------------------------------------------------------------------------------------------------------
EPS: Diluted:
Income available to common
  stockholders with assumed
  conversions                     $205,944    176,995     $1.16       $177,843    174,531       $1.02     $120,005   172,185   $0.70
====================================================================================================================================

Earnings per common share: diluted are computed assuming all outstanding preferred stock is converted into common shares on the basis of 41.00625 shares of common for each share of preferred with the elimination of dividends on the preferred stock, except in those years where the effect of such conversion is antidilutive, and the effect of stock options outstanding using the treasury stock method.

Changes in Shares of Stock: A summary of the changes in shares of stock during the three years ended December 31, 1997 follows (in thousands):

                                                                                                  Preferred Stock-
                                                                 Common Stock -                         Series "A"
                                                                 Par Value $1.25                 $3.15 Cumulative
                                                                          Held In                     Convertible
                                                            Issued       Treasury                          No Par
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                                   168,606          1,223                              12
-----------------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
  and common stock purchase plan                               316             --                              --
Purchase of common treasury stock                               --            568                              --
Conversion of preferred stock to common                         45             --                              (1)
Common stock issued for acquisitions                           455             --                              --
Sale of stock to employee benefit plans                        446           (223)                             --
Sale of stock to employee stock purchase plan                  546           (202)                             --
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                 170,414          1,366                              11
-----------------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
  and common stock purchase plan                               273             --                              --
Purchase of common treasury stock                               --            184                              --
Conversion of preferred stock to common                         24             --                              (1)
Sale of stock to employee benefit plans                        897           (281)                             --
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                 171,608          1,269                              10
-----------------------------------------------------------------------------------------------------------------
Sale of common stock through dividend reinvestment
  and common stock purchase plan                               211             --                              --
Purchase of common treasury stock                               --          3,826                              --
Common stock issued for acquisitions                         2,275         (3,256)                             --
Conversion of preferred stock to common                         30             --                              --
Sale of stock to employee benefit plans                      1,039           (185)                             --
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                 175,163          1,654                              10
=================================================================================================================
Shares Authorized, December 31, 1997 and 1996              300,000             --                              18
=================================================================================================================
Shares Authorized, December 31, 1995
  (not adjusted for stock splits)                          150,000             --                              18
=================================================================================================================

The liquidating preference of Series "A", $3.15 cumulative convertible preferred stock is $52.50 a share. At the option of FSCO's board of directors, this stock is redeemable at $52.50 a share. Each share of Series "A" preferred stock is convertible at any time into 41.00625 shares of common stock.

One or more additional series of preferred stock, with a combined maximum of 400,000 shares, may be issued with the terms thereof determinable by the board.

A dividend reinvestment and common stock purchase plan for 2,500,000 shares was established in 1978 to provide common shareholders a means of investing cash dividends together with optional cash payments. Through December 31, 1997, a total of 1,494,000 shares were issued pursuant to the plan.

Conversion of all preferred stock outstanding at December 31, 1997 would require 391,000 shares of common stock.

During 1989, FSCO's board of directors approved issuance of a stockholder right to all common stockholders which entitles each stockholder to buy one one-thousandth of a share of a new class of preferred stock at an exercise price of $13.17 in the event a group acquires or announces a tender offer which would result in ownership of 15% or more of FSCO's common stock by such group.

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

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996 (in thousands):

                                                                                          1997              1996
----------------------------------------------------------------------------------------------------------------
Actuarially computed present value of benefit obligations-
  accumulated benefit obligation, including vested benefits of
  $96,492 and $81,479 at December 31, 1997 and 1996, respectively                    $ 102,844         $  83,768
----------------------------------------------------------------------------------------------------------------
Plan assets at fair value, primarily common stocks and U.S.
  Government debt securities                                                         $ 127,296         $  99,802
Actuarially computed present value of benefit obligations-
  projected benefit obligation for service rendered to date                           (127,894)         (105,263)
Unrecognized prior service cost                                                          7,502             8,648
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions                                    (1,776)            2,277
Unrecognized net assets at January 1, 1986 being recognized over 15 years               (1,808)           (2,282)
----------------------------------------------------------------------------------------------------------------
Prepaid Pension Cost Included In Other Assets                                        $   3,320         $   3,182
================================================================================================================

Assumptions used in determining the projected benefit obligations as of December 31, 1997 and 1996 were:

                                                        1997              1996
-------------------------------------------------------------------------------
Discount rate                                           7.25%             7.75%
Rate of increase in compensation levels                 4.50              4.50
===============================================================================

The net pension expense included the following components (in thousands):

                                                        1997           1996              1995
----------------------------------------------------------------------------------------------
Service cost for benefits earned during the period  $  6,139       $  6,433          $  5,004
Interest cost on projected benefit obligation          8,825          8,033             7,352
Actual loss (return) on plan assets                  (26,973)       (11,130)          (18,995)
Net amortization and deferral                         18,671          3,195            13,111
----------------------------------------------------------------------------------------------
Net Pension Expense                                 $  6,662       $  6,531          $  6,472
==============================================================================================

Assumptions used in determining the net pension expense were:

                                                        1997           1996              1995
-----------------------------------------------------------------------------------------------
Discount rate                                           7.75%          7.25%             8.75%
Rate of increase in compensation levels                 4.50           4.50              6.00
Expected long-term rate of return on assets             9.00           9.75              9.75
===============================================================================================

401(k) Savings Plan: FSCO and its subsidiaries have a 401(k) contributory savings plan (the Savings Plan) in which participation is limited to employees age 21 or older with one year of service. Under provisions of the Savings Plan, participants may contribute up to 17% of their pre-tax base salary subject to the "excess contribution" limitations imposed by the tax law. An additional amount, equal to 50% of the first 6% of the participants' compensation contributed, is contributed by the employer. Employer contributions to the Savings Plan were approximately $3,779,000, $3,705,000, and $3,555,000 in 1997,
1996, and 1995, respectively.

Stock-Based Compensation Plans: At December 31, 1997, FSCO has three stock-based compensation plans, which are described below. FSCO applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for FSCO's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, FSCO's net income and earnings per common share would have changed to the pro forma amounts indicated below:


                                                  Years Ended
                                                  December 31,
                                      ---------------------------------
As of December 31,                        1997          1996       1995
-----------------------------------------------------------------------
Net Income:
  As reported                         $205,944      $177,843   $120,005
  Pro forma                            203,871       177,191    119,923
-----------------------------------------------------------------------
Earnings per common share: basic
  As reported                         $   1.20      $   1.05   $   0.71
  Pro forma                               1.19          1.04       0.70
Earnings per common share: diluted
  As reported                             1.16          1.02       0.70
  Pro forma                               1.15          1.01       0.70
=======================================================================

Comprehensive Management Incentive Plan: FSCO and its subsidiaries adopted a comprehensive management incentive plan (the Management Plan) which amends, supersedes, and incorporates FSCO's previous restricted stock bonus plan and its nonstatutory stock option and stock appreciation rights plan. The Management Plan provides for the issuance of up to a total of 21,726,563 shares of FSCO's common stock for all incentive awards under the Management Plan which may consist of restricted awards of common stock, nonstatutory stock options, stock appreciation rights, and incentive stock options. However, only 2,657,813 shares of FSCO's common stock may be issued for restricted awards and performance awards as defined by the Management Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: dividend yield of 3.4%, 3.72%, and 3.24%; expected volatility of 37%, 35%, and 35%; risk-free interest rates of 6.56%, 6.27%, and 6.18%, and expected lives of 10 years for 1997, 1996, and 1995.

Nonstatutory stock options outstanding generally become exercisable in 25% annual increments on each January 15, beginning with the first January 15 following the grant date, and expire after 10 years. Certain nonstatutory stock options issued to management are exercisable at six months following the grant date and expire after 10 years. A summary of these options follows:

                                                   1997                            1996                           1995
                                      --------------------------     ---------------------------     ---------------------------
                                                        Weighted                        Weighted                        Weighted
                                                         Average                         Average                         Average
                                        Shares    Exercise Price        Shares    Exercise Price        Shares    Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
  of year                            8,459,611             $6.21      8,342,311            $5.27     8,834,875             $5.22
Expired                                     --                NA             --               NA            --                NA
Granted                              1,489,920             14.47      1,047,700            11.99        33,750              8.30
Exercised                           (1,025,386)             4.25       (916,328)            4.24      (412,907)             8.66
Forfeited                              (38,376)            12.89        (14,072)            8.85      (113,407)             7.17
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           8,885,769             $7.79      8,459,611            $6.21     8,342,311             $5.27
================================================================================================================================
Options exercisable at year end      5,901,492                        5,987,997                      5,670,934
================================================================================================================================
Weighted average fair market value
  of options granted during year         $5.46                            $4.46                          $3.09
================================================================================================================================

The following table summarizes information about the Comprehensive Management Incentive Plan fixed stock options outstanding at December 31, 1997:

                            Options Outstanding                                                 Options Exercisable
--------------------------------------------------------------------------          -------------------------------------------
                                      Weighted Average        Weighted                                               Weighted
                                             Remaining         Average                                                Average
     Range of               Number    Contractual Life        Exercise                      Number                   Exercise
 Exercise Prices       Outstanding          (in years)           Price                 Exercisable                      Price
--------------------------------------------------------------------------          -------------------------------------------
$  2.64- $  4.15         2,167,849                1.70         $  3.32                   2,167,849                    $  3.32
   5.22-    7.30         2,365,553                5.20            6.20                   2,102,843                       6.06
   7.33-   12.00         2,879,726                7.30            9.07                   1,630,800                       8.27
  14.39-   18.92         1,472,641                9.10           14.47                          --                         --
--------------------------------------------------------------------------          -------------------------------------------
$  2.64- $ 18.92         8,885,769                7.40         $  7.79                   5,901,492                    $  8.02
==========================================================================          ===========================================

Non Employee Director Stock Option Plan: In 1995, FSCO adopted an incentive plan for the board of directors, which allows up to 1,687,500 options to be granted to the directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1995, respectively: dividend yield of 3.4% and 3.24%; expected volatility of 37% and 35%; risk-free interest rates of 6.79% and 7.06%, and expected lives of 10 years. A summary of these options follows:


                                               1997                                1996                           1995
                                  -------------------------------  -------------------------------     ----------------------------
                                                       Weighted                         Weighted                          Weighted
                                                        Average                          Average                           Average
                                        Shares   Exercise Price          Shares   Exercise Price          Shares    Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       165,375           $ 7.07         182,250            $7.07              --         $      --
Expired                                     --               NA              --               NA              --                --
Granted                                  2,250            15.83              --               NA         182,250              7.07
Exercised                              (10,125)            7.07         (16,875)            7.07              --                --
Forfeited                                   --               NA              --               NA              --                --
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             157,500           $ 7.20         165,375            $7.07         182,250         $    7.07
----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year end         94,500                           43,875                             none
----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair market value
  of options granted during year                         $ 6.04                               --                         $    2.78
==================================================================================================================================

The following table summarizes information about the nonemployee director fixed stock options outstanding at December 31, 1997:

                            Options Outstanding                                                     Options Exercisable
-----------------------------------------------------------------------------------   --------------------------------------------
                                         Weighted Average           Weighted                                            Weighted
            Range of           Number           Remaining            Average                Number                       Average
     Exercise Prices      Outstanding    Contractual Life     Exercise Price           Exercisable                Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
              $ 7.07          155,000           7.4 years             $ 7.07                94,500                       $  7.07
               15.83            2,250           9.3 years              15.83                  none                          none
==================================================================================================================================

Employee Stock Purchase Plan: During 1994, FSCO and its subsidiaries adopted an employee stock purchase plan which allows eligible employees to purchase FSCO's common stock at fair market value through payroll deductions without incurring brokers' fees or commissions. Under this plan, 546,750 shares of common stock were issued to employees in 1995, and no shares of stock were issued to employees in 1997 or 1996.

Postretirement Benefits: FSCO provides certain health care, dental, and life benefits for substantially all of its retired employees. The plan's accumulated postretirement benefit obligation and reconciliation to the consolidated balance sheets at December 31, 1997 and 1996 are presented below (in thousands):

                                                                       1997                  1996
--------------------------------------------------------------------------------------------------
Retirees                                                        $     4,074         $       3,634
Fully eligible plan participants                                        461                   408
Other active plan participants                                        2,232                 1,928
--------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                         6,767                 5,970
Unrecognized net transition obligation                               (4,320)               (4,580)
Unrecognized net loss                                                 1,582                 2,067
--------------------------------------------------------------------------------------------------
Accrued Postretirement Benefit Liability                        $     4,029         $       3,457
==================================================================================================

FSCO has not funded any part of the accumulated postretirement benefit obligation.

Net postretirement benefit cost for 1997, 1996, and 1995 consisted of the following components (in thousands):

                                                                       1997                  1996                1995
----------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the year                    $       208         $         355       $         273
Interest cost on accumulated postretirement benefit obligation          468                   655                 625
Amortization of transition obligation                                   186                   293                 260
----------------------------------------------------------------------------------------------------------------------
Totals                                                          $       862         $       1,303       $       1,158
======================================================================================================================

The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan for 1997 is 9.5%; the rate is assumed to decrease each successive year until it reaches 5.5% in 2005, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $0.6 million and net postretirement benefit cost by $0.1 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% at December 31, 1997 and 1996, respectively.

Postemployment Benefits: As discussed in Note 2, during 1995 FSCO announced a restructuring and accrued $1,213,000 relating to severance benefits.

NOTE 14: Restrictions On The Transfer Of Funds

National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. At December 31, 1997 and 1996, FSCO's equity in all of its subsidiaries was $1,471,679,000 and $1,206,037,000, respectively, of which $1,079,618,000 and $884,680,000 were restricted and $392,061,000 and
$321,357,000 were unrestricted by such regulations.

NOTE 15: Mergers And Acquisitions

In 1995, FSCO acquired three small companies with total assets of approximately $2,727,000 and liabilities of $1,372,000 for $482,000 in cash and 454,725 shares of FSCO's common stock.

FSCO made no material acquisitions in 1996.

On June 30, 1997, FSCO issued approximately 5,337,093 shares of its common stock in exchange for all of the outstanding common stock of American Bancorp of Nevada (ABN), headquartered in Las Vegas, Nevada. The total assets and liabilities of ABN at the date of merger were approximately $304,272,000 and $271,970,000. On March 31, 1997, CrossLand Mortgage purchased the wholesale loan production and fixed assets of Harbourton Mortgage Co., L.P. (Harbourton), with 15 offices located in 11 states for approximately $4 million plus earn-out payments of up to $3.25 million based on 1997 results. The fixed assets purchased had book value at the date of the merger of $1,595,000. The acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired institutions have been included in the 1997 consolidated financial statements from the dates of acquisition. The acquisitions created intangible assets for FSCO of approximately $69,519,000. Pro forma results of operations for 1997 and 1996 as if the companies had combined at the beginning of the periods are not presented because the effect was not material.

On October 20, 1997, FSCO announced that it has signed a definitive agreement to acquire Rio Grande Bancshares, Inc. (RGB), headquartered in Las Cruces, New Mexico. RGB's assets and liabilities at December 31, 1997 approximate $416,995,000 and $369,652,000, respectively. This acquisition was completed February 2, 1998 and will be accounted for using the purchase method of accounting.

On February 19, 1998, FSCO announced it has signed a definitive agreement to acquire California State Bank (CSB) headquartered in West Covina, California. CSB had year-end assets and liabilities of $849.2 million and $765.8 million, respectively. This acquisition is expected to close by the third quarter of 1998 and be accounted for as a pooling of interests.

NOTE 16: Recently Issued Financial Accounting Standards

In December 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125". SFAS No. 127 defers for one year the effective date of certain provisions of SFAS No. 125 to allow affected enterprises to modify information systems and accounting processes to comply with SFAS No. 125. The delay applies to the provisions that deal with secured borrowings and collateral, as well as to transfers of financial assets for repurchase agreements, dollar rolls, and securities lending. SFAS No. 127 will be effective for all applicable transfers occurring after December 31, 1997. The impact of SFAS No. 127 is not expected to be material in relation to the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will require FSCO to add disclosure to the financial statements about comprehensive income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which redefines how public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of SFAS No. 131 will result in additional disclosures regarding FSCO's segments.

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

Quantitative measures established by regulation to ensure capital adequacy require FSCO to maintain minimum amounts and ratios (set forth in the table at right) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to end of period assets (as defined). Management believes, as of December 31, 1997, that FSCO meets all capital adequacy requirements to which it is subject.

As of December 31, 1997 and 1996, the most recent notification from the Office of the Comptroller of the Currency categorized FSCO's most significant banking subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action (see table at right). To be categorized as "well capitalized", FSCO must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. FSCO's actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk.

                                                                                                            Minimum To Be
                                                                                                          "Well Capitalized"
                                                                           Minimum for Capital         Under Prompt Corrective
                                                  Actual                    Adequacy Purposes             Action Provisions
                                        -------------------------      ---------------------------   ---------------------------
As of December 31, 1997                       Amount        Ratio            Amount       Ratio            Amount       Ratio
---------------------------------------------------------------------------------------------------------------------------------

Total Capital (Tier 1 + Tier 2) to Risk Weighted Assets:
Consolidated                              $1,633,601        13.46%       $  970,970         8.0%       $1,213,712        10.0%
FS Bank                                    1,155,466        11.03           837,871         8.0         1,047,339        10.0
FSB New Mexico                               135,440        14.54            74,529         8.0            93,161        10.0
FSB Nevada                                    79,186        14.31            44,268         8.0            55,335        10.0

Tier 1 Capital to Risk Weighted Assets:
Consolidated                               1,284,476        10.58           485,485         4.0           728,227         6.0
FS Bank                                    1,010,042         9.64           418,936         4.0           628,403         6.0
FSB New Mexico                               123,709        13.28            37,264         4.0            55,897         6.0
FSB Nevada                                    72,229        13.05            22,134         4.0            33,201         6.0

Tier 1 Capital to End of Period Assets (Leverage Ratio):
Consolidated                               1,284,476         7.51           692,296         4.0           865,371         5.0
FS Bank                                    1,010,042         7.04           578,330         4.0           722,912         5.0
FSB New Mexico                               123,709         6.29            78,864         4.0            98,580         5.0
FSB Nevada                                    72,229         7.04            42,278         4.0            52,847         5.0
=================================================================================================================================
As of December 31, 1996
---------------------------------------------------------------------------------------------------------------------------------

Total Capital (Tier1  + Tier 2) to Risk Weighted Assets:
Consolidated                              $1,522,713        14.50%       $  840,249         8.0%       $1,050,311        10.0%
FS Bank                                      958,361        10.93           701,462         8.0           876,828        10.0
FSB New Mexico                               125,075        14.79            67,652         8.0            84,565        10.0
FSB Oregon                                    47,695        12.94            29,477         8.0            36,846        10.0
FSB Nevada                                    35,641        12.25            23,283         8.0            29,104        10.0
FSB Wyoming                                   20,195        14.16            11,410         8.0            14,262        10.0

Tier 1 Capital to Risk Weighted Assets:
Consolidated                               1,191,385        11.34           420,125         4.0           630,187         6.0
FS Bank                                      822,713         9.38           350,731         4.0           526,097         6.0
FSB New Mexico                               114,406        13.53            33,826         4.0            50,739         6.0
FSB Oregon                                    43,082        11.69            14,739         4.0            22,108         6.0
FSB Nevada                                    31,978        10.99            11,641         4.0            17,462         6.0
FSB Wyoming                                   18,400        12.90             5,705         4.0             8,557         6.0

Tier 1 Capital to End of Period Assets (Leverage Ratio):
Consolidated                               1,191,385         8.16           584,012         4.0           730,015         5.0
FS Bank                                      822,713         7.01           469,451         4.0           586,814         5.0
FSB New Mexico                               114,406         6.55            69,866         4.0            87,333         5.0
FSB Oregon                                    43,082         9.32            18,490         4.0            23,113         5.0
FSB Nevada                                    31,978         6.85            18,673         4.0            23,342         5.0
FSB Wyoming                                   18,400         8.58             8,578         4.0            10,723         5.0
=================================================================================================================================

NOTE 18: Estimated Fair Value Of Financial Instruments

The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and short-term investments, the carrying amount is considered a reasonable estimate of fair value. For securities, the quoted market price is used to estimate fair value. Trading account securities are marked to market, therefore the carrying amount is considered a reasonable estimate of fair value. The carrying amount of deposits with no stated maturity, such as demand deposits, money market accounts, and savings accounts, is considered a reasonable estimate of fair value. The carrying amounts of securities sold under repurchase agreements and short-term borrowings are considered a reasonable estimate of fair value. The fair value of the remainder of on-balance-sheet instruments, such as loans, certificates of deposit, and long-term borrowings, is estimated by using a discounted cash flow approach. FSCO employs a modeling tool which discounts estimated future cash flows through the projected maturity using market discount rates that approximately reflect the credit risk, operating cost, and interest rate risk potentially inherent in the instrument.

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

A summary of the carrying amounts and estimated fair values for FSCO was as follows (in thousands):


As of December 31,                                                  1997                                     1996
-------------------------------------------------------------------------------------------------------------------------------
                                                     Carrying            Estimated            Carrying             Estimated
                                                       Amount           Fair Value              Amount            Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and short-term investments                $  1,373,192         $  1,373,192        $  1,191,996          $  1,191,996
  Trading account securities                          255,320              255,320             447,486               447,486
  Available for sale securities                     4,057,895            4,057,895           3,150,276             3,150,276
  Net loans (excluding leases)                      8,641,977            9,764,934           8,383,653             8,398,899
-------------------------------------------------------------------------------------------------------------------------------
Total Financial Assets                            $14,328,384          $15,451,341         $13,173,411          $ 13,188,657
===============================================================================================================================
Financial Liabilities:
  Total deposits, excluding certificates         $  6,039,393         $  6,039,393        $  5,784,741          $  5,784,741
  Certificates of deposit                           4,676,932            4,715,860           3,654,522             3,649,607
  Short-term borrowings                             1,301,715            1,301,715             754,431               754,431
  Securities sold under repurchase agreements       2,250,137            2,250,137           2,076,202             2,076,202
  Long-term debt                                    1,304,463            1,283,335             944,055               920,334
-------------------------------------------------------------------------------------------------------------------------------
Total Financial Liabilities                      $ 15,572,640         $ 15,590,440        $ 13,213,951          $ 13,185,315
===============================================================================================================================
Off-Balance Sheet Financial Instruments:
  Financial futures and options (trading):
    Gains                                        $        376         $        376        $        233          $        233
    Losses                                             (1,161)              (1,161)                (37)                  (37)
  Interest rate swaps, caps, and corridors-
    interest rate risk management                          --                 (356)                 --                   122
  Letters of credit and other commitments
    to extend credit                                       --              (21,959)                 --               (19,723)
-------------------------------------------------------------------------------------------------------------------------------
Total Off-Balance-Sheet Financial Instruments    $       (785)        $    (23,100)       $        196          $    (19,405)
===============================================================================================================================

NOTE 19: Condensed Financial Information Of Parent Company Only

Condensed Balance Sheets (in thousands)
December 31,                                                                       1997                    1996
-------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                                                     $           54           $          --
Securities purchased under resale agreement with subsidiary bank                 15,919                  19,954
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                        15,973                  19,954
Commercial loans receivable from subsidiaries:
  Banks                                                                         374,682                 408,198
  Nonbanks                                                                      102,544                 135,091
Investments in subsidiaries:
  Banks                                                                       1,384,692               1,128,059
  Nonbanks                                                                       86,987                  77,978
Other assets                                                                      6,474                  24,971
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                             $    1,971,352          $    1,794,251
===============================================================================================================================
Liabilities and Stockholders' Equity:
Accrued interest and preferred dividends payable                         $       10,745          $       10,267
Short-term borrowings                                                            10,842                      --
Long-term debt:
  With subsidiary                                                               154,640                 154,640
  Other                                                                         477,712                 488,696
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                               653,939                 653,603
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock-Series "A", $3.15 cumulative convertible                            501                     540
-------------------------------------------------------------------------------------------------------------------------------
Common stock (175,163 and 171,608 shares issued, respectively)                  218,953                 214,510
Paid-in surplus                                                                  79,892                  16,609
Retained earnings                                                             1,048,202                 917,992
Net unrealized gain on available for sale securities
  held by subsidiaries (net of taxes)                                            22,733                     877
-------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                      1,369,780               1,149,988
Common treasury stock, at cost (1,654 and 1,269 shares, respectively)           (52,868)                 (9,880)
-------------------------------------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                             1,316,912               1,140,108
-------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                    1,317,413               1,140,648
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               $    1,971,352          $    1,794,251
================================================================================================================================


Condensed Statements Of Income (in thousands)
For the years ended December 31,                                               1997                  1996                  1995
-------------------------------------------------------------------------------------------------------------------------------
Income:
Cash dividends from subsidiaries:
  Banks                                                             $        80,636       $        51,231       $        48,433
  Nonbanks                                                                       --                    --                 5,675
Interest (principally from subsidiaries)                                     36,781                27,415                22,234
-------------------------------------------------------------------------------------------------------------------------------
Total income                                                                117,417                78,646                76,342
Interest expense                                                             48,154                27,415                22,234
Provision for taxes                                                          (4,336)                   --                    --
-------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed earnings of subsidiaries               73,599                51,231                54,108
Equity in undistributed earnings of subsidiaries:
  Banks                                                                     139,012               128,142                72,743
  Nonbanks                                                                   (6,667)               (1,530)               (6,846)
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                          $       205,944       $       177,843       $       120,005
================================================================================================================================

Condensed Statements Of Cash Flows (in thousands, except number of shares)
For the years ended December 31,                                               1997                  1996                  1995
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                          $       205,944       $       177,843       $       120,005
Adjustments to reconcile net income to
  net cash provided by operating activities                                (130,999)             (121,557)              (62,490)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                    74,945                56,286                57,515
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Purchases of securities                                                        (700)              (20,000)                   --
Proceeds from sales of securities                                            20,000                    --                    --
Loans and capital contributions made to subsidiaries                       (263,147)             (388,516)             (340,630)
Principal collected on loans to subsidiaries                                319,710               130,912               208,717
Cash investments in subsidiaries                                             (1,478)              (13,210)               (2,401)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                        74,385              (290,814)             (134,314)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Proceeds from long-term debt                                                     --               304,640               125,000
Payments on long-term debt and short-term borrowings                            174               (17,940)               (6,518)
Proceeds from issuance of common stock and sales of treasury stock           11,708                10,466                10,965
Purchase of treasury stock                                                  (89,467)               (2,049)               (4,459)
Dividends paid                                                              (75,726)              (64,926)              (56,001)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                        (153,311)              230,191                68,987
-------------------------------------------------------------------------------------------------------------------------------
Net Decrease In Cash And Cash Equivalents                                    (3,981)               (4,337)               (7,812)
Cash And Cash Equivalents, Beginning Of Year                                 19,954                24,291                32,103
-------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents, End Of Year                              $        15,973       $        19,954       $        24,291
===============================================================================================================================
Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
  Interest                                                          $        47,675       $        26,504       $        18,067
  Income taxes                                                                1,964                    19                    25
===============================================================================================================================

Supplemental Schedule of Non Cash Investing and Financing Activities (Note 15):
In 1997, FSCO issued 5,337,093 shares of common stock for the acquisition of American Bancorp of Nevada. FSCO acquired assets of approximately $304,272,000 and assumed liabilities of $271,970,000. In 1995, FSCO issued 454,725 shares of common stock for the acquisition of two small insurance agencies merged into FS Insurance, Inc.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of First Security Corporation:

We have audited the accompanying consolidated balance sheets of First Security Corporation and subsidiaries (FSCO) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of FSCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Security Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Salt Lake City, Utah
February 20, 1998

OFFICERS AND DIRECTORS

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

Michael P. Caughlin
Executive Vice President
Technology and Processing Services

Mark D. Howell
Executive Vice President
Business Banking Services

J. Pat McMurray
Executive Vice President
Community Banking Services

Scott Nelson
Executive Vice President
Retail Lending Services

OTHER OFFICERS

David R. Golden
Executive Vice President
Risk Management

Kelly K. Matthews
Executive Vice President and Chief Economist

David R. Wilson
Executive Vice President

Jay S. Bachman
Senior Vice President
Corporate Development

Leslie F. Paskett
Senior Vice President and Comptroller

Dennis G. Reeves
Senior Vice President and Chief Auditor

Chester A. Wood, Jr.
Senior Vice President
Portfolio and Treasury Management

Alonzo W. Watson, Jr.
Assistant Secretary

SUBSIDIARIES
BANKS

First Security Bank, N.A.
(Utah, Idaho, Oregon, Wyoming)
Scott Nelson, President - Utah
J. Pat McMurray, President - Idaho
Edwin V. Davis, II, President - Oregon
Dave Wood, President - Wyoming

First Security Bank of New Mexico, N.A.
Edward T. O'Leary, President and Chief Executive Officer

First Security Bank of Nevada
David J. Smith, President and Chief Executive Officer

First National Bank of Dona Ana County
Ben H. Haines, Jr., President and Chief Executive Officer

First National Bank of Chaves County
Larry G. Stoemer, President and Chief Executive Officer

NONBANKS

First Security Capital Markets, Inc.
David R. Wilson, President and Chief Executive Officer

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

First Security Leasing Company
Michael W. Chaney, President and Chief Executive Officer

First Security Trade Services, Ltd. (Hong Kong)
Randal Roberts, President and Chief Executive Officer

First Security Business Investment Corporation
Louis "Butch" Alder, President and Chief Executive Officer

First Security Information Technology, Inc.
Michael P. Caughlin, Chief Business Officer
Al Pino, Chief Operations Officer

BOARD OF DIRECTORS

James C. Beardall (1,2,4)
Chairman, President and Chief Executive Officer
Anderson Lumber Company (Lumber Products)

Rodney H. Brady (1,3,4)
President and Chief Executive Officer
Deseret Management (Private Holding Company)

James E. Bruce
Former Chairman and Chief Executive Officer
Idaho Power Company (Electric Power Service - Utility)

Thomas D. Dee II (1,3,4)
President
The Dee Company (Investments)

Spencer F. Eccles (1,4)
Chairman and Chief Executive Officer
First Security Corporation

Morgan J. Evans (1,4)
President and Chief Operating Officer
First Security Corporation

Dr. David P. Gardner
President
The William & Flora Hewlett Foundation
Chairman and Chief Executive Officer
The George S. & Delores Dore Eccles Foundation
(Philanthropy)

Robert H. Garff
Chief Executive Officer
Garff Enterprises, Inc. (Automobile Dealerships and Other Enterprises)

Jay Dee Harris
President
Harris Truck & Equipment Company (Construction Equipment)

Robert T. Heiner (1,2,4)
Former President and Chief Administrative Officer
First Security Corporation

Karen H. Huntsman
Vice President and Director
Huntsman Chemical Corporation (Petrochemicals)

G. Frank Joklik (3)
President and Chief Executive Officer
MK Gold Company (Gold Exploration and Development)

B.Z. Kastler (2)
Former Chairman and Chief Executive Officer
Questar Corporation (Natural Gas)

Dr. J. Bernard Machen
President
University of Utah (Education)

Joseph G. Maloof
President and Chief Executive Officer
Maloof Companies (Diversified Investments - Entertainment)

Michele Papen-Daniel, Ph.D. (2)
Former President
Rio Grande Bancshares (Banking)

Scott S. Parker (1,2,4)
President
Intermountain Health Care, Inc. (Health Care Provider)

James L. Sorenson
Chairman and Chief Executive Officer
Sorenson Development, Inc. (Investments)

Harold J. Steele
Former President
First Security Bank of Utah, N.A.

James R. Wilson (3)
Chairman, President and Chief Executive Officer
Thiokol Corporation (Aerospace and Industrial Manufacturing)

(1) Member of Corporate Executive Committee
(2) Member of Corporate Audit Committee
(3) Member of Corporate Compensation Committee
(4) Member of Corporate Nominating Committee

HONORARY DIRECTOR

Dr. Chase N. Peterson
President Emeritus
University of Utah

CORPORATE INFORMATION

CORPORATE OFFICES
79 S. Main Street
Salt Lake City, Utah 84111

ANNUAL STOCKHOLDERS' MEETING
Monday, April 27, 1998, 3:00 p.m.
Joseph Smith Memorial Building
15 E. South Temple
Salt Lake City, Utah

GENERAL LEGAL COUNSEL
Ray, Quinney & Nebeker
400 Deseret Building
Salt Lake City, Utah 84111

INDEPENDENT ACCOUNTANTS
Deloitte & Touche LLP
50 S. Main Street
Salt Lake City, Utah 84144

RATINGS
                                                                        Fitch
                                                           Moody's   Investor
                                     Thomson   Standard  Investors   Service,
                                   BankWatch   & Poor's    Service       L.P.
------------------------------------------------------------------------------
Overall                                    B         --         --         --
Senior Debt                               --       BBB+         A3         --
Subordinated Debt                         --       BBB        Baal         --
Subordinated Capital Income Securities    --       BBB-         a3         A-
------------------------------------------------------------------------------

STOCK INFORMATION

First Security shares are traded on the Nasdaq National Market System under the symbol "FSCO".

Nasdaq market makers include:
    Alex, Brown & Sons
    Bear, Stearns & Co.
    Cantor Fitzgerald & Co.
    C.S. First Boston Corp.
    Dain Rauscher
    Dean Witter Reynolds, Inc.
    Edward D. Jones & Co.
    F.J. Morrissey & Co.
    Fox-Pitt, Kelton, Inc.
    Herzog, Heine, Geduld, Inc.
    J.P. Morgan Securities, Inc.
    Keefe, Bruyette & Woods, Inc.
    Lehman Brothers, Inc.
    Merrill Lynch, Pierce, Fenner & Smith
    Montgomery Securities, Inc.
    Morgan Stanley & Co.
    Pacific Crest Securities
    Piper, Jaffray & Hopwood, Inc.
    Prudential Securities
    Salomon Smith Barney
    Sherwood Securities Corp.
    Stearn, Agee & Leach, Inc.
    Troster Singer Corp.
    UBS Securities

The Transfer Agent and Registrar for First Security Corporation is:
    First Chicago Trust Co. of New York
    Stock Transfer Services
    P.O. Box 2500
    Jersey City, NJ 07303-2500
    Toll free  1-800-756-8200

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

Dividend Direct Deposit Plan - Automatically transfers dividend payments to an account, at any bank in the country, the same day dividends are paid. Inquire about these free shareholder services by contacting:
    Corporate Communications and Investor Relations
    First Security Corporation
    P.O. Box 30006
    Salt Lake City, Utah  84130-0006
    (801) 246-5044 / toll free 1-800-574-6695
    e-mail: gsanchez@fscnet.com

TO REQUEST ADDITIONAL INFORMATION

Form 10-K - Stockholders can obtain a copy of any exhibits filed with the corporation's report on Form 10-K upon written request to:
    Financial Division
    First Security Corporation
    P.O. Box 30006
    Salt Lake City, Utah  84130-0006

Financial Information - Analysts, investors and others seeking financial information about First Security should contact:
    Leslie R. Nelson
    Senior Vice President and Manager
    Corporate Communications and Investor Relations
    15 E. 100 South, 2nd Floor
    Salt Lake City, Utah 84111
    (801) 246-5048
    e-mail: lnelson@fscnet.com

News Releases - As a courtesy to shareholders and prospective investors, copies of First Security's recent news releases are available by fax at no charge. Call Company News On Call at 1-800-758-5804 ext. 313925. Information is also posted on the Internet at www.prnewswire.com or www.firstsecuritybank.com.

General Information - News media representatives and others seeking general information should contact:
    Adrian R. Gostick
    Assistant Vice President and Manager
    Communications and Public Relations
    15 E. 100 South, 2nd Floor
    Salt Lake City, Utah 84111
    (801) 246-5535
    e-mail: agostic@fscnet.com

Internet Address - Company news, financial updates and information about First Security products and services can be found on the corporation's web site at www.firstsecuritybank.com.

SIGNATURES

FIRST SECURITY CORPORATION
Registrant


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Security Corporation, by

/s/ Scott C. Ulbrich                   March 17, 1998
Scott C. Ulbrich                       Date
Executive Vice President, Finance and Capital Markets
and Chief Financial Officer (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

First Security Corporation, by

/s/ Spencer F. Eccles                  March 17, 1998
Spencer F. Eccles                      Date
Chairman and Chief Executive Officer

/s/ Morgan J. Evans                    March 17, 1998
Morgan J. Evans                        Date
President and Chief Operating Officer
Director

/s/ James C. Beardall                  March 17, 1998
James C. Beardall                      Date
Director

/s/ Rodney H. Brady                    March 17, 1998
Rodney H. Brady                        Date
Director

/s/ James E. Bruce                     March 20, 1998
James E. Bruce                         Date
Director

/s/ Thomas D. Dee, II                  March 17, 1998
Thomas D. Dee, II                      Date
Director


Dr. David P. Gardner
Director

/s/ Robert H. Garff                    March 17, 1998
Robert H. Garff                        Date
Director

/s/ Jay Dee Harris                     March 17, 1998
Jay Dee Harris                         Date
Director

/s/ Robert T. Heiner                   March 17, 1998
Robert T. Heiner                       Date
Director

/s/ Karen H. Huntsman                  March 18, 1998
Karen H. Huntsman                      Date
Director

/s/ G. Frank Joklik                    March 19, 1998
G. Frank Joklik                        Date
Director

/s/ B. Z. Kastler                      March 18, 1998
B. Z. Kastler                          Date
Director

/s/ Dr. J. Bernard Machen              March 23, 1998
Dr. J. Bernard Machen                  Date
Director

/s/ Joseph G. Maloof                   March 19, 1998
Joseph G. Maloof                       Date
Director

/s/ Michele Papen-Daniel, Ph.D.        March 16, 1998
Michele Papen-Daniel, Ph.D.            Date
Director

/s/ Scott S. Parker                    March 17, 1998
Scott S. Parker                        Date
Director

/s/ James L. Sorenson                  March 17, 1998
James L. Sorenson                      Date
Director

/s/ Harold J. Steele                   March 18, 1998
Harold J. Steele                       Date
Director

/s/ James R. Wilson                    March 17, 1998
James R. Wilson                        Date
Director