Form 10-Q
period 1998-03-31
FIRST SECURITY CORP /UT/
filed 1998-05-14
CIK 312367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                  March 31, 1998
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

                             Yes [X]       No [ ]

   As of April 30, 1998, outstanding shares of Common Stock, par value $1.25, were 176,153,120 (net of 1,247,113 treasury shares).


FIRST SECURITY CORPORATION - INDEX
Part I. Financial Information
  Item 1. Financial Statements:
    Consolidated Statements of Income
      Three Months and Year To Date Nine Months Ended March 31, 1998 and 1997 Consolidated Balance Sheets
      March 31, 1998, December 31, 1997, and March 31, 1997
    Condensed Consolidated Statements of Cash Flows
      Year To Date Three Months Ended March 31, 1998 and 1997
    Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of
      Results of Operations and Financial Condition:
    Forward-Looking Statements
    Highlights
    Analysis of Statements of Income
      Earnings Summary
      Net Interest Income and Net Interest Margin
      Provision For Loan Losses
      Noninterest Income
      Noninterest Expenses
    Analysis of Balance Sheets
      Summary
      Interest-Earning Assets: Trading Account Securities and Other Money
        Market Investments
      Interest-Earning Assets: Available for Sale Securities
      Interest-Earning Assets: Loans
      Asset Quality: Problem Assets and Potential Problem Assets
      Asset Quality: Reserve for Loan Losses
      Asset Quality: Provision for Loan Losses
      Asset / Liability Management: Liquidity
      Asset / Liability Management: Market Risk
      Asset / Liability Management: Interest Rate Risk - Other Than Trading
        Account Securities
      Asset / Liability Management: Market Risk - Trading Account Securities Other Assets and Liabilities
      Stockholders' Equity and Capital Adequacy
      Common and Preferred Stock
    Mergers And Acquisitions
    Corporate Structure
    National and Regional Economy
    Factors That May Affect Future Results of Operations and Financial
      Condition: Technological Change and Year 2000 Computer Issue Supplemental Financial Tables:
      Financial Highlights, Risk-Based Capital Ratios
      Volume / Rate Analysis
      Loans
Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit 11. Computation of Earnings Per Share
Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited)
                                                              Three Months
For the Periods Ended March 31, 1998 and 1997                 1998     1997     $Chg    %Chg
------------------------------------------------------- ---------- -------- -------- -------
INTEREST INCOME:
Interest & fees on loans                                   248,306  205,501   42,805    20.8
Federal funds sold & securities purchased                      824      652      172    26.4
Interest-bearing deposits in other banks                        31       56      (25)  (44.6)
Trading account securities                                   4,226    2,398    1,828    76.2
Available for sale securities                               64,930   51,574   13,356    25.9
------------------------------------------------------- ---------- -------- -------- -------
TOTAL INTEREST INCOME                                      318,317  260,181   58,136    22.3
------------------------------------------------------- ---------- -------- -------- -------
INTEREST EXPENSE:
Deposits                                                    96,558   77,804   18,754    24.1
Short-term borrowings                                       46,562   31,276   15,286    48.9
Long-term debt                                              21,974   16,882    5,092    30.2
------------------------------------------------------- ---------- -------- -------- -------
TOTAL INTEREST EXPENSE                                     165,094  125,962   39,132    31.1
------------------------------------------------------- ---------- -------- -------- -------
NET INTEREST INCOME                                        153,223  134,219   19,004    14.2
Provision for loan losses                                   12,523   13,899   (1,376)   (9.9)
------------------------------------------------------- ---------- -------- -------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        140,700  120,320   20,380    16.9
------------------------------------------------------- ---------- -------- -------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                         21,629   20,394    1,235     6.1
Other service charges, collections, commissions, & fees     15,341   11,286    4,055    35.9
Asset securitization gains                                   2,548    5,952   (3,404)  (57.2)
Bankcard servicing fees & third-party processing fees        8,149    8,008      141     1.8
Insurance commissions & fees                                 3,921    4,550     (629)  (13.8)
Mortgage banking activities                                 44,194   22,793   21,401    93.9
Mortgage banking activities MSR amortization                (7,404)  (3,864)  (3,540)  (91.6)
Trust (fiduciary) commissions & fees                         6,584    5,744      840    14.6
Trading account securities gains (losses)                     (171)     777     (948) (122.0)
Available for sale securities gains (losses)                 1,712      605    1,107   183.0
Other                                                       10,180    2,471    7,709   312.0
------------------------------------------------------- ---------- -------- -------- -------
TOTAL NONINTEREST INCOME                                   106,683   78,716   27,967    35.5
------------------------------------------------------- ---------- -------- -------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                                85,197   65,083   20,114    30.9
Amortization of intangibles                                  2,243    1,973      270    13.7
Armored & messenger                                          1,567    1,458      109     7.5
Bankcard interbank interchange & fees                        8,719    7,707    1,012    13.1
Credit, appraisal, & repossessions                           4,871    3,544    1,327    37.4
Fees                                                         2,325    1,851      474    25.6
Furniture & equipment                                       11,832    9,649    2,183    22.6
Insurance                                                    1,709    1,264      445    35.2
Marketing                                                    3,452    2,991      461    15.4
Occupancy, net                                               8,412    7,725      687     8.9
Other real estate expense & loss provision (recovery)          333      736     (403)  (54.8)
Postage                                                      3,156    2,696      460    17.1
Professional                                                 4,591    2,779    1,812    65.2
Stationery & supplies                                        5,227    4,019    1,208    30.1
Telephone                                                    4,187    4,114       73     1.8
Travel                                                       2,415    1,887      528    28.0
Other                                                        7,203    5,179    2,024    39.1
------------------------------------------------------- ---------- -------- -------- -------
TOTAL NONINTEREST EXPENSES                                 157,439  124,655   32,784    26.3
------------------------------------------------------- ---------- -------- -------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                    89,944   74,381   15,563    20.9
Provision for income taxes                                  31,133   26,396    4,737    17.9
------------------------------------------------------- ---------- -------- -------- -------
NET INCOME                                                  58,811   47,985   10,826    22.6
======================================================= ========== ======== ======== =======
Dividend requirement of preferred stock                          7        8       (1)  (12.5)
------------------------------------------------------- ---------- -------- -------- -------
NET INCOME APPLICABLE TO COMMON STOCK                       58,804   47,977   10,827    22.6
======================================================= ========== ======== ======== =======
Common stock dividend                                       22,959   17,246    5,713    33.1
======================================================= ========== ======== ======== =======
EARNINGS PER COMMON SHARE (A):
Earnings per common share basic                               0.34     0.28     0.06    21.4
Earnings per common share diluted                             0.32     0.27     0.05    18.5
Common shares basic [Avg]                                  175,292  169,284    6,008     3.5
Common shares diluted [Avg]                                181,603  174,670    6,933     4.0
======================================================= ========== ======== ======== =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                  0.79     0.79     0.00     0.0
Common stock dividend                                        0.130    0.102     0.03    27.5
======================================================= ========== ======== ======== =======

Notes:
See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited)
                                                                               March 31 December 31    March 31     Mar/Mar Mar/Mar
                                                                                   1998        1997        1997       $ Chg   % Chg
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks                                                           862,798   1,180,926     936,107     (73,309)   (7.8)
Federal funds sold & securities purchased under resale agreements                41,020     191,666      20,498      20,522   100.1
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Cash & Cash Equivalents                                                   903,818   1,372,592     956,605     (52,787)   (5.5)
Interest-bearing deposits in other banks                                          2,104         600         500       1,604   320.8
Trading account securities                                                      318,224     255,320     388,264     (70,040)  (18.0)
Available for sale securities, at fair value                                  4,101,411   4,057,895   3,316,927     784,484    23.7
  (Amortized cost: $4,068,504; $4,021,657; and $3,345,907; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income                                                11,982,677  10,779,547   9,069,267   2,913,410    32.1
  (Unearned income: $101,990; $104,519; and $80,897; respectively)
Reserve for loan losses                                                        (154,852)   (149,125)   (135,928)    (18,924)   13.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Loans, Net                                                             11,827,825  10,630,422   8,933,339   2,894,486    32.4
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net                                                       291,228     271,950     236,582      54,646    23.1
Accrued income receivable                                                       100,302     101,790      86,784      13,518    15.6
Other real estate                                                                 3,454       5,764       3,968        (514)  (13.0)
Other assets                                                                    403,169     342,064     322,650      80,519    25.0
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill                                                                        195,982     158,786      87,294     108,688   124.5
Mortgage servicing rights                                                       125,476     108,630      81,776      43,700    53.4
Other intangible assets                                                           1,525       1,598       1,939        (414)  (21.4)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Intangible Assets                                                         322,983     269,014     171,009     151,974    88.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL ASSETS                                                                 18,274,518  17,307,411  14,416,628   3,857,890    26.8
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing                                                 2,270,669   2,348,638   2,021,116     249,553    12.3
Deposits: interest-bearing                                                    8,840,984   8,367,687   7,288,766   1,552,218    21.3
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Deposits                                                               11,111,653  10,716,325   9,309,882   1,801,771    19.4
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements         3,551,620   3,249,961   2,302,151   1,249,469    54.3
U.S. Treasury demand notes                                                       20,727      20,000      20,244         483     2.4
Other short-term borrowings                                                     361,818     281,890     240,383     121,435    50.5
Accrued income taxes                                                            295,417     259,757     201,156      94,261    46.9
Accrued interest payable                                                         51,695      50,339      39,807      11,888    29.9
Other liabilities                                                               128,390     107,263     196,421     (68,031)  (34.6)
Long-term debt                                                                1,339,892   1,304,463     986,417     353,475    35.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES                                                            16,861,212  15,989,998  13,296,461   3,564,751    26.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                            501         501         532         (31)   (5.8)
  (Shares issued: 10; 10; and 10; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock: par value $1.25                                                   221,594     218,953     215,224       6,370     3.0
  (Shares issued: 177,275; 175,163; and 172,179; respectively)
Paid-in surplus                                                                 111,174      79,892      18,629      92,545   496.8
Retained earnings                                                             1,084,045   1,048,202     948,716     135,329    14.3
Accumulated other comprehensive income                                           20,828      22,733     (18,358)     39,186  (213.5)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Subtotal                                                                      1,437,641   1,369,780   1,164,211     273,430    23.5
Common treasury stock, at cost                                                  (24,836)    (52,868)    (44,576)     19,740   (44.3)
  (Shares: 1,247; 1,654; and 3,584; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Common Stockholders' Equity                                             1,412,805   1,316,912   1,119,635     293,170    26.2
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL STOCKHOLDERS' EQUITY                                                    1,413,306   1,317,413   1,120,167     293,139    26.2
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     18,274,518  17,307,411  14,416,628   3,857,890    26.8
=========================================================================== =========== =========== =========== =========== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares; unaudited)
                                                                     Year-To-Date Three Months
For the Periods Ended March 31, 1998 and 1997                                1998        1997
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (338,534)    329,008
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                        4,972     119,015
Redemption of matured available for sale securities                       329,904     225,968
Purchases of available for sale securities                               (278,856)   (541,961)
Net (increase) decrease in interest-bearing deposits in other banks        (1,505)     31,117
Net (increase) decrease in loans                                         (610,085)     41,726
Purchases of premises and equipment                                        (3,673)     (4,680)
Proceeds from sales of other real estate                                    2,518       1,272
Payments to improve other real estate                                        (661)       (420)
Net cash (paid for) received from acquisitions                             41,505          (5)
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (515,881)   (127,968)
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                        51,974    (129,381)
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes             301,585    (229,082)
Proceeds (payments) on nonrecourse debt on leveraged leases               (21,018)       (713)
Proceeds from issuance of long-term debt and short-term borrowings        102,659      50,791
Payments on long-term debt and short-term borrowings                       (6,631)    (47,202)
Proceeds from issuance of common stock and sales of treasury stock          3,484       2,724
Purchases of treasury stock                                               (23,446)    (34,697)
Dividends paid                                                            (22,966)    (17,254)
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       385,641    (404,814)
--------------------------------------------------------------------- ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (468,774)   (203,774)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,372,592   1,160,379
--------------------------------------------------------------------- ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  903,818     956,605
===================================================================== =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------- ----------- -----------
CASH PAID (RECEIVED) FOR:
  Interest                                                                163,738     127,596
  Income taxes                                                                 20         664
===================================================================== =========== ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted                                          -         137
  Number of common shares issued                                                -       5,609
  Conversion value                                                              -           7
Transfer of loans to other real estate                                      2,200           -
Net unrealized gain (loss) on available for sale securities
  included in stockholders' equity                                         (1,905)    (19,234)
Acquisitions:
  Assets acquired                                                         448,996           3
  Liabilities assumed                                                     367,072           -
  Number of FSCO shares issued                                          4,350,000     117,000
===================================================================== =========== ===========

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited) (A)
                                                              Three Months
For the Periods Ended March 31, 1998 and 1997                 1998     1997     $Chg    %Chg
------------------------------------------------------- ---------- -------- -------- -------
NET INCOME                                                  58,811   47,985   10,826    22.6
------------------------------------------------------- ---------- -------- -------- -------
OTHER COMPREHENSIVE INCOME, AFTER TAX                       (1,905) (19,235)  17,330    90.1
------------------------------------------------------- ---------- ----------------- -------

COMPREHENSIVE INCOME                                        56,906   28,750   28,156    97.9
======================================================= ========== ======== ======== =======

(A) FSCO's Other Comprehensive Income consists of unrealized gains and losses on available for sale (AFS) securities only.
    FSCO has no foreign currency translation adjustments or minimum pension liability adjustments.

FIRST SECURITY CORPORATION (FSCO)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of management, the accompanying unaudited consolidated financial statements of FSCO contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects,
FSCO's: results of operations for the three months ended March 31, 1998 and 1997; financial position as of March 31, 1998, December 31, 1997, and March 31, 1997; and cash flows for the year-to-date three months ended March 31, 1998 and 1997.

   2. FSCO's results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

   3. Where appropriate, common stock data in this report have been restated to reflect two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.

   4. As required by SFAS No. 128, "Earnings Per Share", "Earnings Per Common Share Primary" has been replaced with "Earnings Per Common Share Basic", and "Earnings Per Common Share Fully Diluted" has been replaced with "Earnings Per Common Share Diluted".

   5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, and Federal funds sold and securities purchased under resale agreements.

   6. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase transactions and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition, from the following acquisitions completed in 1997 and year-to-date 1998.
   * On March 31, 1997, FSCO's subsidiary CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P..
   * On June 30, 1997, FSCO acquired American Bancorp of Nevada, and its wholly owned subsidiary American Bank of Commerce was merged into FSCO's subsidiary First Security Bank of Nevada.
   * On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. and its subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County.
   Pro forma results of operations for 1998 and 1997, as if the above companies purchased had combined at the beginning of the periods, are not presented because the effect was not material.

   7. In accordance with SFAS No. 125, FSCO's capitalized mortgage servicing rights for the three months ended March 31, 1998 included $24.3 million originated and $7.4 million amortized during the period.

   8. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.
   SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.
   In accordance with SFAS No. 130, FSCO's financial statements reflect comprehensive income for the three months ended March 31, 1998 and 1997.

   9. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries.
   SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.
   The adoption of SFAS No. 131 will result in additional disclosures regarding segments, beginning with FSCO's 1998 Annual Report on Form 10-K.

  10. In accordance with Securities and Exchange Commission (SEC) Rule 210.4-08(n) of Regulation S-X "Accounting policies for certain derivative instruments", FSCO's accounting policies for derivative instruments were discussed in detail in its 1997 Annual Report on Form 10-K (hereby incorporated by reference). Since the filing of that report, there have been no material changes in FSCO's accounting policies for derivative instruments.

                                    # # #

FIRST SECURITY CORPORATION (FSCO)
PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

HIGHLIGHTS

RESULTS OF OPERATIONS (first quarter 1998 compared with first quarter 1997):
* Record net income of $58.8 million, up $10.8 million or 22.6%.
* Record earnings per share diluted of $0.32, up $0.05 or 18.5%.
* Record total revenues of $259.9 million, up $47.0 million or 22.1%.
* Record noninterest income of $106.7 million, up $28.0 million or 35.5%.
* Consolidated operating expense ratio of 59.98%.
FINANCIAL CONDITION (March 31, 1998 compared with March 31, 1997):
* Record total assets of $18.3 billion, up $3.9 billion or 26.8%.
* Record loans of $12.0 billion, up $2.9 billion or 32.1%.
* Record stockholders' equity of $1.4 billion, up $293 million or 26.2%.
* Ratio of total problem assets to total loans & ORE at 0.47%, down from 0.60%.
* Ratio of reserve to total loans at 1.29%, down from 1.50%.
* Ratio of reserve to nonaccruing loans at 453.61%, up from 445.91%.
* All equity and risk-based capital ratios continued to exceed regulatory requirements for "well capitalized" status.
OTHER HIGHLIGHTS
* On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. (RGB) and its subsidiaries, First National Bank of Dona Ana County and First National Bank of Chaves County.
* On February 19, 1998, FSCO announced an agreement to acquire California State Bank (Nasdaq: CSTB).

ANALYSIS OF STATEMENTS OF INCOME

EARNINGS SUMMARY
[NOTES:
* Where appropriate, common stock data in this report have been restated to reflect two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.
* As required by SFAS No. 128, "Earnings Per Share", "Earnings Per Common Share Primary" has been replaced with "Earnings Per Common Share Basic", and "Earnings Per Common Share Fully Diluted" has been replaced with "Earnings Per Common Share Diluted".]
   FSCO earned record net income of $58.8 million for the first quarter of 1998, up $10.8 million or 22.6% from $48.0 million in the first quarter of 1997. This net income generated a 1.38% return on average assets (ROAA) and a 17.98% return on average equity (ROAE) for the quarter, compared with a 1.39% ROAA and a 17.02% ROAE for the year-ago quarter. Earnings per share diluted were a record $0.32 for the quarter, up $0.05 or 18.5% from $0.27 for the year-ago quarter. The tangible ROAA was 1.56%, the tangible ROAE was 25.64%, and tangible earnings per share diluted were $0.36 for the quarter, compared with a 1.53% tangible ROAA, a 21.81% tangible ROAE, and tangible earnings per share diluted of $0.30 for the year-ago quarter.

NET INTEREST INCOME AND NET INTEREST MARGIN
   FSCO's net interest income on a fully taxable equivalent basis was $155.8 million for the first quarter of 1998, up $19.6 million or 14.4% from the year-ago quarter. This increase was due to a combination of strong demand for loans, growth in the securities portfolios, and the positive impact of acquisitions completed during the last year including Harbourton Mortgage Co., L.P. (HMC), American Bancorp of Nevada (ABN), and Rio Grande Bancshares, Inc.
(RGB). These factors were partially offset by volume growth of average interest-bearing liabilities.
   FSCO's net interest margin was 4.06% for the first quarter of 1998, down 32 basis points from the year-ago quarter. This decrease was due to a combination of the following factors: strong growth in loans, especially refinanced mortgages, which were originated at lower rates but funded by additional short term borrowed funds and deposits at relatively constant rates; and a small shift in the deposit mix from transaction accounts to time deposits with higher rates. This compression in FSCO's net interest margin was substantially offset by fee income resulting from increased mortgage and lending activities. FSCO expects its full year 1998 net interest margin to range in a band from approximately 4.00% to 4.25%.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $12.5 million for the first quarter of 1998, down $1.4 million or 9.9% from the year-ago quarter (see: "Asset
Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income was a record $106.7 million for the first quarter of 1998, up $28.0 million or 35.5% from the year-ago quarter. This increase was largely due to: growth in mortgage banking activities associated with the March 31, 1997 purchase of HMC; a $9 million net gain related to the sale of certain merchant servicing contracts; and FSCO's continued emphasis on improving its value pricing of all fee-based services and on increasing and diversifying its sources of noninterest income; partially offset by the accelerated amortization of previously capitalized mortgage servicing rights.
   FSCO's total revenue was $259.9 million for the quarter, up $47.0 million or 22.1%. FSCO's noninterest income amounted to 41.05% of total revenue for the quarter, up from 36.97% for the year-ago quarter.

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $157.4 million for the first quarter of 1998, up $32.8 million or 26.3% from the year-ago quarter. During the quarter, FSCO continued to emphasize strengthening its control of ongoing noninterest expenses while expending funds required to support strong growth, multiple acquisitions, and investments in technology appropriate for a high performance financial services company. The components of FSCO's noninterest expenses for the first quarter of 1998, compared with the year-ago quarter, are discussed below.
   * FSCO's salaries and benefits expense were $85.2 million, up $20.1 million or 30.9%. This was primarily due to additions to personnel for revenue-generating activities and from acquisitions.
   * FSCO's nonpersonnel expenses were $72.2 million, up $12.7 million or 21.3%. This increase was due to many factors including: additions to facilities for revenue-generating activities and from acquisitions; volume growth in loans, deposits, banking services, and bankcard interbank interchange and fees; marketing campaigns focused on deposit gathering; the cost of necessary technological advances and upgrades including "Year 2000" expenditures; and one-time costs associated with the creation of a "Section 20" securities broker / dealer subsidiary.
   FSCO's operating expense ratio was 59.98% for the first quarter of 1998, up 199 basis points from the year-ago quarter. FSCO's tangible operating expense ratio was 57.50% for the quarter, up 143 basis points from the year-ago quarter. These increases were due to the noninterest expense and net interest margin factors described above.
   FSCO's subsidiary, CrossLand Mortgage, has a higher operating expense ratio than FSCO's bank subsidiaries due to its labor intensive business of originating, selling, and servicing mortgage loans. Excluding the impact of CrossLand Mortgage, FSCO's "core" efficiency ratio was 55.69% for the first quarter of 1998, up 149 basis points from the year-ago quarter.

ANALYSIS OF BALANCE SHEETS

SUMMARY
   FSCO's assets totaled a record $18.3 billion at March 31, 1998, up $3.9 billion or 26.8% from March 31, 1997, and up $1.0 billion or 5.6% from December 31, 1997. Interest-earning assets were also a record $16.4 billion at quarter end, up $3.6 billion or 28.5% from one year ago, and up $1.2 billion or 7.6% from year end.
   At March 31, 1998, FSCO considered its interest-earning asset quality to remain good, and its reserve for loan losses and its liquidity position to be adequate for the foreseeable future.
   FSCO's liabilities totaled $16.9 billion at March 31, 1998, up $3.6 billion or 26.8% from one year ago, and up $0.9 billion or 5.4% from year end. Total interest-bearing liabilities were $14.1 billion at quarter end, up $3.3 billion or 30.2% from one year ago, and up $0.9 billion or 6.7% from year end.
   FSCO's stockholders' equity was increased to a record $1.4 billion at March 31, 1998, up $0.3 billion or 26.2% from one year ago, and up $0.1 billion or 7.3% from year end.

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS
   FSCO's trading account securities were $318.2 million at March 31, 1998, down $70.0 million or 18.0% from one year ago, but up $62.9 million or 24.6% from year end. Fluctuations in trading opportunities have generally decreased over the past year due to the lack of volatility in interest rates.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES
   FSCO's available for sale (AFS) securities were $4.1 billion at March 31, 1998, up $0.8 billion or 23.7% from one year ago, and essentially unchanged from year end. The increase from one year ago was due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets.

INTEREST-EARNING ASSETS:
LOANS
   FSCO's loans, net of unearned income but before the reserve for loan losses, were a record $12.0 billion at March 31, 1998, up $2.9 billion or 32.1% from one year ago, and up $1.2 billion or 11.2% from year end. This growth was a result of continued strong loan demand, combined with $284 million in real estate loans added with the HMC acquisition and $146 million in total loans added with the ABN acquisition, partially offset by asset securitizations and sales. The ratio of total loans to total assets was 65.57% at quarter end, up from 62.91% one year ago, and up from 62.28% at year end. The components of FSCO's loan portfolio at March 31, 1998, compared with March 31, 1997, and December 31, 1997, respectively, are discussed below.
   * Commercial loans were $2.7 billion, up $0.4 billion or 18.9% from one year ago, and essentially unchanged from year end. The increase from one year ago was primarily due to a continued broad-based business expansion in FSCO's market areas. Commercial loans consist primarily of loans to small- and medium-sized businesses and agricultural loans.
   * Real estate secured loans were $5.0 billion, up $1.7 billion or 52.3% from one year ago, and up $0.8 billion or 19.1% from year end. These increases were primarily due to record loan originations generated by increased demand and lower interest rates, with 1 to 4 family residential term loan originations of $8.9 billion for the 12 months since March 31, 1997, and $3.3 billion for the three months since December 31, 1997. Loans were also added from the HMC and ABN acquisitions. However, loan originations were, and will be, mostly offset by mortgage loan sales. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells most loans in the secondary markets on an ongoing flow-through basis. At quarter end, $1.6 billion of real estate secured loans were held for sale, up $1.4 billion or 516.7% from one year ago, and up $0.5 billion or 47.2% from year end.
   * Consumer loans were $3.2 billion, up $0.6 billion or 21.2% from one year ago, and up $0.3 billion or 12.0% from year end. These increases were primarily due to growth in auto lending, with indirect vehicle loan originations of $2.2 billion for the 12 months since March 31, 1997, and $0.5 billion for the three months since December 31, 1997. However, this growth was partially offset by a combination of maturing loans and $0.5 billion of indirect vehicle loans securitized and sold in November 1997. On April 13, 1998, FSCO securitized and sold an additional $0.5 billion of indirect vehicle loans. FSCO remained the leading consumer lender in its primary market area.
   * Leases were $1.0 billion, up $0.2 billion or 22.9% from one year ago, but essentially unchanged from year end. The increase from one year ago was primarily due to FSCO's growth in the auto and equipment leasing markets, partially offset by sales of $23 million of leases in the third quarter of 1997 and $32 million in the first quarter of 1998.

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO.
However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO continued to maintain good asset quality in the first quarter of 1998, as its ratio of total problem assets to total loans and real estate was 0.47% at March 31, 1998, down from 0.60% one year ago, and down from 0.54% at year end, and the lowest since June 30, 1995. The ratio of nonperforming assets to total loans and ORE was 0.31% at March 31, 1998, down from 0.38% one year ago, and down from 0.36% at year end, and also the lowest since June 30, 1995.
   Problem assets totaled $56.4 million at March 31, 1998, up $1.5 million or 2.8% from one year ago, but down $2.1 million or 3.5% from year end. The components of FSCO's problem assets at March 31, 1998, compared with March 31, 1997, and December 31, 1997, respectively, are discussed below.
   * Nonaccruing loans were $34.1 million, up $3.7 million or 12.0% from one year ago, and up $1.5 million or 4.7% from year end. The increase from one year ago occurred in real estate residential term loans, real estate project construction loans, and smaller commercial loans. The ratio of nonaccruing loans to total loans was 0.28%, down from 0.34% one year ago, and down from 0.30% at year end.
   * Other real estate was $3.5 million, down $0.5 million or 13.0% from one year ago, and down $2.3 million or 40.1% from year end. The decrease from year end was primarily due to the sale of a $2.4 million property. ORE property values are reviewed at least annually, and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $18.8 million, down $1.6 million or 8.0% from one year ago, and down $1.3 million or 6.4% from year end. The ratio of accruing loans past due 90 days or more to total loans was 0.16%, down from 0.23% one year ago, and down from 0.19% at year end.
   A comparison of FSCO to its Bank Holding Company Performance Report (BHCPR) peer group as of December 31, 1997 showed that: FSCO's ratio of nonaccruing loans to total loans was 0.30%, which compared favorably with the peer group average of 0.55%; and FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.19%, which compared favorably with the peer group average of 0.23%.
   Potential problem loans identified by FSCO amounted to $11.5 million at March 31, 1998, down $1.0 million or 7.7% from one year ago, but up $4.1 million or 54.8% from year end. The increase from year end was primarily due to one large residential real estate property. Potential problem loans consisted of commercial loans and residential real estate.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   FSCO's reserve for loan losses was increased to $154.9 million at March 31, 1998, up $18.9 million or 13.9% from one year ago, and up $5.7 million or 3.8% from year end. This increase included $11.5 million in additions to the reserve over the last 12 months as FSCO responded to 21.7% average loan growth during that period, $4.5 million in reserves added with the ABN acquisition, and $2.9 million in reserves added with the RGB acquisition.
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at March 31, 1998 to be adequate to absorb estimated loan losses in the current loan portfolio. FSCO's coverage ratio of the reserve to nonaccruing loans was 453.61% at March 31, 1998, essentially unchanged from 445.91% one year ago and 457.49% at year end. The ratio of the reserve to total loans was 1.29% at quarter end, down from 1.50% one year ago and 1.38% at year end, due in large part to the strong volume growth in loans. However, FSCO expects this ratio to increase with subsequent loan securitizations and sales, including one already completed in April 1998 and others planned for the remainder of the year.
   Net loans charged off against the reserve totaled $9.7 million for year-to-date 1998, down $2.7 million or 21.6% from the year-ago period. This decrease was primarily due to lower consumer loan charge offs and higher commercial loan recoveries. The annualized ratio of net loans charged off to average loans was 0.35% for year-to-date 1998, down from 0.55% for the year-ago period, and down from 0.52% for all of 1997.
   A comparison of FSCO to its BHCPR peer group as of December 31, 1997 showed that: FSCO's coverage ratio of the reserve to nonaccruing loans was 457.49%, which compared favorably with the peer group average of 353.61%; FSCO's ratio of the reserve to total loans was 1.38%, compared with the peer group average of 1.72%; and FSCO's annualized ratio of net loans charged off to average loans was 0.53% for the year, which compared closely to the peer group average of 0.52% for the year. While comparisons with the BHCPR peer group are instructive, FSCO relies on the methodology for analysis of reserve adequacy outlined in its 1997 Annual Report on Form 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.
   While reserve adequacy and allocation are measured using the above criteria, FSCO's reserve for loan losses is available for use by its entire loan portfolio, as needed, regardless of allocation.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $12.5 million for the first quarter of 1998, down $1.4 million or 9.9% from the year-ago quarter. The quarterly provision, although decreased from the year-ago quarter, included a $2.8 million addition to the reserve over and above net loans charged off, as FSCO responded to 21.7% average loan growth over that period.

ASSET / LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO's deposits totaled a record $11.1 billion at March 31, 1998, up $1.8 billion or 19.4% from one year ago, and up $0.4 billion or 3.7% from year end. This increase was due to FSCO's continued emphasis on its deposit gathering functions, the success of several deposit programs, and $234 million in deposits added with the ABN acquisition. The ratio of loans to deposits was 107.84% at quarter end, up from 97.42% one year ago, and up from 100.59% at year end. These increases were due to continued strong loan demand and loans added with acquisitions, plus loans held for securitization or sale, which at quarter end included $0.5 billion of indirect vehicle loans securitized and sold on April 13, 1998 and $1.6 billion of real estate loans held for sale. This ratio, as well as other loan and liquidity ratios, varies with changes in economic cycles and is monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.
   FSCO's debt, which included short-term borrowings and long-term debt, totaled $5.3 billion at March 31, 1998, up $1.7 billion or 48.6% from one year ago, and up $0.4 billion or 8.6% from year end. The components of FSCO's debt at March 31, 1998, compared with March 31, 1997, and December 31, 1997, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $3.6 billion, up $1.2 billion or 54.3% from one year ago, and up $0.3 billion or 9.3% from year end. These increases occurred as FSCO funded, on an interim basis, the loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, and funded growth in AFS securities through repurchase agreements.
   * All other short-term borrowed funds were $0.4 billion, up $0.1 billion or 46.8% from one year ago, and up $0.1 billion or 26.7% from year end. These increases were due to maturing issues formerly classified as long-term debt.
   * Long-term debt was $1.3 billion, up $0.4 billion or 35.8% from one year ago, but essentially unchanged from year end. The increase from one year ago was due to the October 1997 issuance of $300 million of Floating Rate European Medium Term Notes, and new Federal Home Loan Bank borrowings. The increase was partially offset by the ongoing maturity of existing long-term debt.

ASSET / LIABILITY MANAGEMENT:
MARKET RISK
   FSCO's market risk is composed primarily of interest rate risk throughout FSCO's balance sheet, and to a lesser extent, market price risk in trading account securities. FSCO has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET / LIABILITY MANAGEMENT:
INTEREST RATE RISK - OTHER THAN TRADING ACCOUNT SECURITIES
   FSCO continued to maintain a relatively neutral interest rate risk position and a conservative balance sheet for year-to-date 1998. At March 31, 1998, FSCO exhibited slight liability sensitivity for the one-year time horizon and minimal overall interest rate risk. FSCO's net interest income was adversely affected as a result of the significant growth in mortgage refinance activity which generated a large volume of lower rate assets while liability rates exhibited minimal changes during the same period.
   FSCO's average loans grew $2.0 billion or 21.7% during year-to-date 1998 due to a strong regional economy and resulting loan demand and mortgage refinance activity. Average deposits grew $1.5 billion or 16.9% during the same period due to FSCO's successful deposit promotions, which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized securitizations and external funding sources to support a portion of its asset growth, including the previously-mentioned issuance of $300 million of Floating Rate European Medium Term Notes and new Federal Home Loan Bank borrowings. FSCO remained well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or runoff of securities, additional securitizations, and access to external sources of funding.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet through an increase in the average AFS securities of $0.8 billion or 26.3% for year-to-date 1998. This increase was primarily funded through the use of repurchase agreements.
   Off-balance sheet derivatives used to manage FSCO's interest rate risk, including interest rate swaps, caps, corridors, floors, and forwards, totaled $3.4 billion notional amount at March 31, 1998, up from $1.5 billion at year end. This increase was due to additional derivatives negotiated in connection with the increased mortgage refinance activity, partially offset by maturities of existing derivatives during the period.

ASSET / LIABILITY MANAGMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES
   Financial futures and options contracts related to FSCO's trading account securities totaled $6.3 billion notional par value at March 31, 1998, down from $16.6 billion notional amount one year ago, and down from $12.6 billion notional par value at year end. Fluctuations in these derivative positions are common as FSCO's traders take advantage of opportunities in the short term futures and options markets.

OTHER ASSETS AND LIABILITIES
   FSCO's intangible assets were $323 million at March 31, 1998, up from one year ago and year end due to goodwill associated with recent acquisitions and increased originated mortgage servicing rights from higher loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
   FSCO's stockholders' equity was increased to a record $1.4 billion at March 31, 1998, up $0.3 billion or 26.2% from one year ago, and up $0.1 billion from year end. This growth was due to earnings retained, and the issuance of 5.4 million and 4.4 million shares of new common stock for the ABN and RGB acquisitions, respectively, partially offset by repurchases of 3.8 million shares of common stock in the public markets in 1997. On February 19, 1998, FSCO's Board of Directors rescinded a stock buyback program that had been announced on November 18, 1997. FSCO had completed approximately 80% of the
3.375 million share buyback program.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   FSCO's ratio of stockholders' equity to total assets was 7.73% at March 31, 1998, essentially unchanged from 7.77% one year ago, and up from 7.61% at year end. The ratio of tangible common equity to tangible assets was 6.07% at quarter end, down from 6.66% one year ago, and down from 6.15% at year end, reflecting the goodwill recognized with the ABN and RGB mergers and the ongoing origination of mortgage servicing rights.
   A comparison of FSCO to its BHCPR peer group as of December 31, 1997 showed that: FSCO's ratio of stockholders' equity to total assets was 7.61%, compared with the peer group average of 7.89%; and its ratio of tangible common equity to tangible assets was 6.15%, which compared favorably with the peer group average of 5.98%.
   FSCO's risk-based capital ratios remained strong at March 31, 1998 due to earnings retained and FSCO's Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026. Regulations permit these Capital Income Securities to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and risk-based capital ratios. FSCO's risk-based capital ratios at March 31, 1998, compared with one year ago and year end, respectively, were: Tier 1 at 10.31%, compared with 11.45% and 10.58%; and Total Capital at 13.04%, compared with 14.62% and 13.46%. For the same time periods, the leverage ratio was 7.45%, compared with 8.31% and 7.51%.
   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   With its strong equity and risk-based capital ratios, FSCO is well positioned to selectively invest in profitable business opportunities while maintaining capital ratios at levels determined to be prudent and conservative by management.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On January 26, 1998, FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend paid on February 24, 1998 to common shareholders of record on February 12, 1998. As previously reported, on April 21, 1997, FSCO also declared a 3-for-2 common stock split in the form of a 50% stock dividend paid on May 15, 1997 to common shareholders of record on May 12, 1997. In each of these two separate stock splits, shareholders received one additional share of FSCO common stock for every two shares held. Where appropriate, common stock data in this report have been restated for all stock splits.
   Also on January 26, 1998, FSCO increased its quarterly common stock dividend to $0.130 per share, up $0.017 per share or 15.0% from the previous $0.113 per share. This dividend was paid on March 12, 1998 to shareholders of record on February 25, 1998, and was equal to an annual dividend rate of $0.520 per share. Also as previously reported, on April 21, 1997, FSCO increased its quarterly common stock dividend to $0.113 per share, up $0.011 per share or 10.8% from the previous $0.102 per share. This dividend was paid on June 2, 1997 to shareholders of record on May 16, 1997, and was equal to an annual dividend rate of $0.452 per share.
   Subsequent to quarter end, on April 27, 1998, FSCO declared a regular quarterly common stock dividend of $0.130 per share. This dividend is payable on June 1, 1998 to shareholders of record on May 8, 1998, and is equal to an annual dividend rate of $0.520 per share. At the market closing price of $24.38 per share on Friday, April 24, 1998 (before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been approximately 2.1%.
   The April 27, 1998 dividend was the 173rd common stock dividend declared by FSCO, and marked the 63rd consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends.
Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $23.813 per share at the close of the market on March 31, 1998, versus a book value of $8.03 per share, resulting in a market-to-book ratio of 296.55%. In comparison, the bid price of FSCO common stock was $14.278 per share at the close of the market on March 31, 1997, versus a book value of $6.64 per share, resulting in a market-to-book ratio of 215.03%. At March 31, 1998, FSCO's common stock market capitalization was $4.2 billion, up $1.8 billion or 74.1% from one year ago.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition strategies, opportunities, and activities were discussed in detail in its 1997 Annual Report on Form 10-K (hereby incorporated by reference). Previously reported mergers and acquisitions in the last twelve months are discussed below.
   * On March 31, 1997, FSCO's subsidiary CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P.
(HMC).
   * On June 30, 1997, FSCO acquired American Bancorp of Nevada (ABN), and ABN's wholly owned subsidiary American Bank of Commerce was merged into FSCO's First Security Bank of Nevada.
   * On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. (RGB) and its subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County. RGB had year-end 1997 assets of $417 million, equity of $47 million, diversified loan and deposit portfolios, and 11 branches. RGB has been in business in southern New Mexico for more than 90 years, and its banks have 10 branches in Dona Ana County and one in Chaves County.
   * On February 19, 1998, FSCO announced that it had signed a definitive agreement to acquire California State Bank (Nasdaq: CSTB), headquartered in West Covina, California. CSTB had year-end 1997 assets of $849.2 million, and 17 branches serving small- and middle-market business customers and retail banking clients in the San Gabriel Valley, as well as Orange, Riverside, and San Bernardino counties of Southern California. This transaction will be accounted for as a pooling of interests and is expected to close by the end of the second quarter of 1998, subject to regulatory and CSTB shareholder approval.

NATIONAL & REGIONAL ECONOMY

   A strong U.S. first-quarter economic performance was aided by low interest rates, declining commodity prices, and falling import prices. The Asian financial crisis was an important factor in these trends. The demand stimulus of these factors on consumer spending more than offset the adverse impact on the production or supply component in the economy. Mortgage demand for refinancing and new-home purchases accelerated, while automobile sales continued at a solid pace. New job creation was slowed by adverse weather conditions in March but nevertheless rose sharply in the first quarter, and intensified wage pressures remain a concern.
   By the second half of 1998, the adverse consequences of Asia's economic plunge should be clearly evident in a widening U.S. trade deficit and distinct pressures on corporate profit margins. Inflation likely will remain subdued. With inflation near 1.5%, real interest rates are historically high and edging higher.
   The western U.S. economy sustained solid first-quarter growth. Revised 1997 job growth shows gains of 3.9% in the Mountain States and 3.3% in the Pacific Region - both significantly above the 2.6% national average. Nevada's employment gains ranked first, while Utah was fourth.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION:
TECHNOLOGICAL CHANGE AND YEAR 2000 COMPUTER ISSUE

   Factors that may affect FSCO's future results of operations and financial condition, including technological changes and the "Year 2000 Computer Issue", were discussed in detail in its 1997 Annual Report on Form 10-K (hereby incorporated by reference).
   FSCO has been working to solve the "Year 2000 Computer Issue" since 1995. As of March 31, 1998, FSCO continues to take all appropriate actions and expend adequate resources to assure that its computer systems are reprogrammed or replaced in time to effectively deal with transactions through the year 2000 and beyond, and to protect itself from problems in the data or systems of third parties. FSCO believes that it will be technologically compliant for operating in the year 2000 and beyond.
   FSCO had completed its assessment of problems and solutions as of December 31, 1997, and subsequently has begun the process of implementing and testing the corrections. FSCO's expenditures to resolve the "Year 2000 Computer Issue" currently are estimated to total approximately $20.9 million, including $2.6 million accrued and spent in 1997, plus planned but unaccrued expenditures of approximately $9.7 million in 1998, $7.6 million in 1999, and $1.0 million in 2000.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1998       1997       1997       1997       1997       1998       1997    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common & Preferred Stock Data (A,B):
Earnings per common share basic                      0.34       0.32       0.31       0.29       0.28       0.34       0.28    21.4
Earnings per common share diluted                    0.32       0.31       0.30       0.28       0.27       0.32       0.27    18.5
Tangible EPCS diluted                                0.36       0.32       0.34       0.30       0.30       0.36       0.30    20.0
Dividends paid per common share                      0.130      0.113      0.113      0.113      0.102      0.130      0.102   27.5
Book value per common share [EOP]                    8.03       7.59       7.48       7.26       6.64       8.03       6.64    20.9
Tangible book value per common share [EOP]           6.19       6.04       6.05       5.84       5.63       6.19       5.63     9.9
Market price (bid) [EOP]                            23.813     27.917     19.833     18.209     14.278     23.813     14.278   66.8
  High bid for the period                           26.167     27.917     21.333     19.000     16.555     26.167     16.555   58.1
  Low bid for the period                            21.833     19.083     17.583     14.445     14.222     21.833     14.222   53.5
Market capitalization (mktprice x #shrs) [EOP]  4,191,755  4,843,851  3,446,123  3,164,615  2,407,199  4,191,755  2,407,199    74.1
Market price / book value per com share [EOP] %    296.55     367.81     265.15     250.81     215.03     296.55     215.03
Dividend payout ratio (DPCS / EPCS basic) %         38.24      35.31      36.45      38.97      36.43      38.24      36.43
Dividend yield (DPCS / mktprice) [EOP] %             2.18       1.62       2.28       2.48       2.86       2.18       2.86
Price / earnings ratio(mktprice/4qtrsEPCSbasic)     18.9x      23.3x      16.7x      15.7x      12.7x      18.9x      12.7x
Common shares basic [EOP]                         176,028    173,509    173,757    173,794    168,595    176,028    168,595     4.4
Common shares basic [Avg]                         175,292    173,651    173,693    168,366    169,284    175,292    169,284     3.5
Common shares diluted [Avg]                       181,603    179,918    179,435    173,873    174,670    181,603    174,670     4.0
Preferred shares [EOP]                                 10         10         10         10         10         10         10     0.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income                                   318,317    312,970    300,995    279,639    260,181    318,317    260,181    22.3
Interest expense                                  165,094    158,806    148,490    138,027    125,962    165,094    125,962    31.1
Net interest income                               153,223    154,164    152,505    141,612    134,219    153,223    134,219    14.2
Fully taxable equivalent (FTE) adjustment           2,579      4,176      2,336      1,851      2,007      2,579      2,007    28.5
Net interest income, FTE                          155,802    158,340    154,841    143,463    136,226    155,802    136,226    14.4
Provision for loan losses                          12,523     21,093     13,770     13,924     13,899     12,523     13,899    (9.9)
Noninterest income                                106,683    104,986     85,766     80,177     78,716    106,683     78,716    35.5
Noninterest expenses                              157,439    156,339    141,371    131,767    124,655    157,439    124,655    26.3
Provision for income taxes                         31,133     26,384     29,486     27,117     26,396     31,133     26,396    17.9
Net income                                         58,811     55,334     53,644     48,981     47,985     58,811     47,985    22.6
Preferred stock dividend requirement                    7          7          7          8          8          7          8   (12.5)
Common stock dividend                              22,959     19,696     19,699     19,055     17,246     22,959     17,246    33.1
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities                        318,224    255,320     87,154    274,014    388,264    318,224    388,264   (18.0)
Available for sale (AFS) securities             4,101,411  4,057,895  3,840,970  3,457,692  3,316,927  4,101,411  3,316,927    23.7
  Memo: fair value adjustment AFS securities       32,907     36,237     18,153      1,575    (28,980)    32,907    (28,980) (213.6)
Loans, net of unearned income                  11,982,677 10,779,547 10,679,985 10,093,820  9,069,267 11,982,677  9,069,267    32.1
Reserve for loan losses                          (154,852)  (149,125)  (144,567)  (141,637)  (135,928)  (154,852)  (135,928)   13.9
Total interest-earning assets                  16,445,436 15,285,028 14,625,505 14,066,684 12,795,456 16,445,436 12,795,456    28.5
Intangible assets                                 322,983    269,014    248,973    246,628    171,009    322,983    171,009    88.9
Total assets                                   18,274,518 17,307,411 16,312,978 15,671,546 14,416,628 18,274,518 14,416,628    26.8
Noninterest-bearing deposits                    2,270,669  2,348,638  2,303,163  2,217,107  2,021,116  2,270,669  2,021,116    12.3
Interest-bearing deposits                       8,840,984  8,367,687  7,920,033  7,602,574  7,288,766  8,840,984  7,288,766    21.3
Total deposits                                 11,111,653 10,716,325 10,223,196  9,819,681  9,309,882 11,111,653  9,309,882    19.4
Short-term borrowed funds                       3,934,165  3,551,851  3,354,922  3,283,322  2,562,778  3,934,165  2,562,778    53.5
Long-term debt                                  1,339,892  1,304,463    954,463    959,897    986,417  1,339,892    986,417    35.8
Total interest-bearing liabilities             14,115,041 13,224,001 12,229,418 11,845,793 10,837,961 14,115,041 10,837,961    30.2
Preferred stockholders' equity                        501        501        510        531        532        501        532    (5.8)
Common stockholders' equity                     1,412,805  1,316,912  1,299,534  1,261,479  1,119,635  1,412,805  1,119,635    26.2
Parent company investment in subsidiaries       1,590,193  1,471,679  1,420,607  1,369,329  1,216,236  1,590,193  1,216,236    30.7
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial                                       15,989     13,505     15,821     17,094     14,139     15,989     14,139    13.1
  Real estate term                                 13,529     14,089     15,420     12,848     14,225     13,529     14,225    (4.9)
  Real estate construction                          4,171      4,669      3,787      4,859      1,738      4,171      1,738   140.0
  Consumer                                             88          2         30         32        102         88        102   (13.7)
  Leases                                              361        331        316        617        279        361        279    29.4
Total nonaccruing loans                            34,138     32,596     35,374     35,450     30,483     34,138     30,483    12.0
Other real estate                                   3,454      5,764      3,083      4,768      3,968      3,454      3,968   (13.0)
Total nonperforming assets                         37,592     38,360     38,457     40,218     34,451     37,592     34,451     9.1
Accruing loans past due 90 days or more            18,800     20,091     19,147     20,537     20,430     18,800     20,430    (8.0)
Total problem assets                               56,392     58,451     57,604     60,755     54,881     56,392     54,881     2.8
Potential problem assets                           11,493      7,423     11,654      9,742     12,450     11,493     12,450    (7.7)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                      7,889      7,673      7,507      7,329      6,987      7,889      6,987    12.9
Domestic bank offices:
  FS Bank: Utah (C)                                   130        129        127        124        124        130        124     4.8
  FS Bank: Idaho (C)                                   88         88         87         87         87         88         87     1.1
  FS Bank: Oregon (C)                                  13         13         13         13         13         13         13     0.0
  FS Bank: Wyoming (C)                                  8          8          7          7          7          8          7    14.3
  FSB New Mexico                                       31         31         29         29         28         31         28    10.7
  FNB Dona Ana County (D)                              10                                                     10                NM
  FNB Chaves County (D)                                 1                                                      1                NM
  FSB Nevada (E)                                       14         14         14         13          8         14          8    75.0
Total domestic bank offices                           295        283        277        273        267        295        267    10.5
============================================== ========== ========== ========== ========== ========== ========== ========== =======



Notes:
See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect two separate 3-for-2 stock splits in the form of 50% stock dividends paid in May 1997 and February 1998.
(B) As required by SFAS No. 128, "Earnings Per Share",
   "Earnings Per Common Share Primary" has been replaced with "Earnings Per Common Share Basic" and
   "Earnings Per Common Share Fully Diluted" has been replaced with "Earnings Per Common Share Diluted".
(C) FSCO created FS Bank from these mergers: FSB Utah and FSB Idaho (June 1996); FSB Oregon (May 1997); FSB Wyoming (November 1997).
(D) On February 2, 1998, FSCO acquired First National Bank of Dona Ana County and First National Bank of Chaves County.
(E) On June 30, 1997, American Bank of Commerce was merged into FSB Nevada.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1998       1997       1997       1997       1997       1998       1997    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities                        295,414    163,330    178,070    360,339    168,094    295,414    168,094    75.7
Available for sale (AFS) securities             4,019,422  3,913,846  3,528,064  3,334,641  3,183,395  4,019,422  3,183,395    26.3
  Memo: fair value adjustment AFS securities       39,271     27,650     13,126    (16,834)     3,284     39,271      3,284  1095.8
Loans, net of unearned income                  11,205,418 10,771,482 10,380,275  9,573,919  9,205,427 11,205,418  9,205,427    21.7
Reserve for loan losses                          (151,884)  (145,526)  (142,741)  (135,991)  (134,272)  (151,884)  (134,272)   13.1
Deferred taxes on leases                         (196,556)  (192,903)  (186,212)  (187,553)  (183,598)  (196,556)  (183,598)    7.1
Total interest-earning assets, excluding
  fair value adjustment AFS securities
  & deferred taxes on leases                   15,339,868 14,674,219 13,933,748 13,140,234 12,427,261 15,339,868 12,427,261    23.4
Intangible assets                                 292,483    255,430    246,071    178,320    170,857    292,483    170,857    71.2
Total assets                                   17,250,908 16,469,757 15,620,168 14,687,847 14,009,082 17,250,908 14,009,083    23.1
Noninterest-bearing deposits                    2,137,924  2,186,716  2,053,916  1,995,783  1,895,233  2,137,924  1,895,233    12.8
Interest-bearing deposits                       8,565,305  8,009,294  7,747,020  7,339,642  7,264,138  8,565,305  7,264,138    17.9
Total deposits                                 10,703,229 10,196,010  9,800,936  9,335,425  9,159,371 10,703,229  9,159,371    16.9
Short-term borrowed funds                       3,466,633  3,307,171  3,205,848  2,887,346  2,412,952  3,466,633  2,412,952    43.7
Long-term debt                                  1,314,965  1,246,482    971,356    989,408    950,850  1,314,965    950,850    38.3
Total interest-bearing liabilities             13,346,903 12,562,947 11,924,224 11,216,396 10,627,940 13,346,903 10,627,940    25.6
Preferred stockholders' equity                        501        506        524        532        535        501        535    (6.4)
Common stockholders' equity                     1,326,041  1,301,964  1,280,385  1,134,894  1,142,557  1,326,041  1,142,557    16.1
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                149,125    144,567    141,637    135,928    134,428    149,125    134,428    10.9
Loans (charged off):
  Commercial                                       (1,870)    (5,003)    (1,990)    (3,484)    (1,470)    (1,870)    (1,470)   27.2
  Real estate term                                   (376)      (760)      (774)      (967)      (455)      (376)      (455)  (17.4)
  Real estate construction                                                  (33)                  (76)                  (76) (100.0)
  Consumer credit card & related                   (3,417)    (3,928)    (3,242)    (3,426)    (3,343)    (3,417)    (3,343)    2.2
  Consumer auto & other                           (13,122)   (14,507)   (12,600)   (14,554)   (14,686)   (13,122)   (14,686)  (10.6)
  Leases                                               (3)        (5)        (6)                              (3)               NM
Total loans charged off                           (18,788)   (24,203)   (18,645)   (22,431)   (20,030)   (18,788)   (20,030)   (6.2)
Recoveries on loans charged off:
  Commercial                                        1,948      1,112      1,086      1,671      1,387      1,948      1,387    40.4
  Real estate term                                    730        724        447        385        269        730        269   171.4
  Real estate construction                              2          2          2          1          4          2          4   (50.0)
  Consumer credit card & related                      725        611        571        646        617        725        617    17.5
  Consumer auto & other                             5,660      5,219      5,699      7,054      5,354      5,660      5,354     5.7
  Leases                                                                                                                        NM
Total recoveries of loans charged off               9,065      7,668      7,805      9,757      7,631      9,065      7,631    18.8
Net loans (charged off) recovered                  (9,723)   (16,535)   (10,840)   (12,674)   (12,399)    (9,723)   (12,399)  (21.6)
Provision for loan losses                          12,523     21,093     13,770     13,924                12,523     13,899    (9.9)
Acquisitions                                        2,927                                                  2,927                NM
Reserve for loan losses, ending                   154,852    149,125    144,567    141,637    135,928    154,852    135,928    13.9
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets (ROAA)                      1.38       1.33       1.36       1.34       1.39       1.38       1.39
Tangible ROAA                                        1.56       1.39       1.56       1.48       1.53       1.56       1.53
Return on average stockholders' equity (ROAE)       17.98      16.86      16.62      17.30      17.02      17.98      17.02
Tangible ROAE                                       25.64      21.49      23.23      22.48      21.81      25.64      21.81
Net interest margin, FTE                             4.06       4.32       4.45       4.37       4.38       4.06       4.38
Net interest spread, FTE                             3.42       3.58       3.73       3.65       3.70       3.42       3.70
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     59.98      59.37      58.76      58.92      57.99      59.98      57.99
Tangible operating expense ratio                    57.50      58.90      56.53      56.90      56.07      57.50      56.07
Productivity ratio (nonint exp / avg assets)         3.70       3.77       3.59       3.60       3.61       3.70       3.61
Stockholders' equity / assets [EOP]                  7.73       7.61       7.97       8.05       7.77       7.73       7.77
Stockholders' equity / assets [Avg]                  7.69       7.91       8.20       7.73       8.16       7.69       8.16
Tangible common equity / tangible assets [EOP]       6.07       6.15       6.54       6.58       6.66       6.07       6.66
Loans / deposits [EOP]                             107.84     100.59     104.47     102.79      97.42     107.84      97.42
Loans / assets [EOP]                                65.57      62.28      65.47      64.41      62.91      65.57      62.91
Reserve for loan losses [EOP] /:
  Total loans                                        1.29       1.38       1.35       1.40       1.50       1.29       1.50
  Nonaccruing loans                                453.61     457.49     408.68     399.54     445.91     453.61     445.91
  Nonaccruing + accruing loans past due 90 days    292.52     283.04     265.16     252.98     266.98     292.52     266.98
Nonaccruing loans / total loans                      0.28       0.30       0.33       0.35       0.34       0.28       0.34
Accruing loans past due 90 days / total loans        0.16       0.19       0.18       0.20       0.23       0.16       0.23
Nonaccruing + accr loans past due / total loans      0.44       0.49       0.51       0.55       0.56       0.44       0.56
Nonperforming assets /:
  Total loans + other real estate                    0.31       0.36       0.36       0.40       0.38       0.31       0.38
  Total assets                                       0.21       0.22       0.24       0.26       0.24       0.21       0.24
  Total equity                                       2.66       2.91       2.96       3.19       3.08       2.66       3.08
  Total equity + reserve for loan losses             2.40       2.62       2.66       2.87       2.74       2.40       2.74
Problem assets /:
  Total loans + other real estate                    0.47       0.54       0.54       0.60       0.60       0.47       0.60
  Total assets                                       0.31       0.34       0.35       0.39       0.38       0.31       0.38
  Total equity                                       3.99       4.44       4.43       4.81       4.90       3.99       4.90
  Total equity + reserve for loan losses             3.60       3.99       3.99       4.33       4.37       3.60       4.37
Net loans charged off / average loans                0.35       0.61       0.41       0.53       0.55       0.35       0.55
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%) - as of March 31, 1998
                                                    FSCO  FS Bank(C) FSB NewMex FSB Nevada FNBDonaAna FNB Chaves
                                               ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       7.45       6.93       6.50       7.48      10.21       6.98
Tier 1 risk-based capital ratio                     10.31       9.23      13.52      14.01      16.42       9.82
Total (Tier 1 + 2) risk-based capital ratio         13.04      10.56      14.78      15.27      17.47      11.08
Tier 1 risk-based capital ($)                   1,345,115  1,030,198    127,166     75,612     39,366      2,709
Total (Tier 1 + 2) risk-based capital ($)       1,699,967  1,178,422    139,004     82,398     41,892      3,054
Total risk-based assets - loan loss reserve ($)13,041,149 11,164,272    940,312    539,555    239,742     27,577
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) Figures have been restated where appropriate to reflect two separate 3-for-2 stock splits in the form of 50% stock dividends paid in May 1997 and February 1998.
(B) As required by SFAS No. 128, "Earnings Per Share",
    "Earnings Per Common Share Primary" has been replaced with "Earnings Per Common Share Basic" and
    "Earnings Per Common Share Fully Diluted" has been replaced with "Earnings Per Common Share Diluted".
(C) FSCO created FS Bank from these mergers: FSB Utah and FSB Idaho (June 1996); FSB Oregon (May 1997); FSB Wyoming (November 1997).
(D) On February 2, 1998, FSCO acquired First National Bank of Dona Ana County and First National Bank of Chaves County.
(E) On June 30, 1997, American Bank of Commerce was merged into FSB Nevada.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A)
For the Three Months Ended March 31, 1998 and 1997
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1998        1997   1998   1997                                                    1998      1997  1998-97   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     53,857      52,977   6.12   4.92  Federal funds sold & securities purchased          824       652      172       11      161
      1,584       4,250   7.83   5.27  Interest-bearing deposits in other banks            31        56      (25)     (35)      10
    295,414     168,094   5.74   5.75  Trading account securities                       4,238     2,415    1,823    1,829       (6)
  3,980,151   3,180,111   6.72   6.67  Available for sale securities, amortized cost   66,865    53,009   13,856   13,336      520
                                       Loans, net of unearned income &
 11,008,862   9,021,829   9.05   9.14    deferred taxes on leases (B)                 248,938   206,056   42,882   45,383   (2,501)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 15,339,868  12,427,261   8.37   8.44  TOTAL INTEREST-EARNING ASSETS / INCOME         320,896   262,188   58,708   60,524   (1,816)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    303,349     648,210   1.78   2.84  Interest-bearing demand accounts                 1,350     4,600   (3,250)  (2,447)    (803)
  3,581,999   2,958,162   3.17   3.05  Savings & money market accounts                 28,380    22,541    5,839    4,754    1,085
  1,255,488     776,641   5.89   5.48  Time deposits of $100,000 or more               18,499    10,647    7,852    6,565    1,287
  3,424,469   2,881,125   5.65   5.56  Other time deposits                             48,329    40,016    8,313    7,547      766
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  8,565,305   7,264,138   4.51   4.28  TOTAL INTEREST-BEARING DEPOSITS                 96,558    77,804   18,754   16,419    2,335
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  3,126,545   2,133,464   5.31   5.03  Federal funds purchased & securities sold       41,523    26,807   14,716   12,478    2,238
    340,088     279,488   5.93   6.40  Other short-term borrowings                      5,039     4,469      570      969     (399)
  1,314,965     950,850   6.68   7.10  Long-term debt                                  21,974    16,882    5,092    6,465   (1,373)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 13,346,903  10,627,940   4.95   4.74  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   165,094   125,962   39,132   36,331    2,801
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.37   8.44  Interest income / earning assets
                          4.31   4.06  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.06   4.38  Net interest income / earning assets           155,802   136,226   19,576   24,193   (4,617)
                                       Less fully taxable equivalent adjustment         2,579     2,007      572
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONSOLIDATED
                                         STATEMENTS OF INCOME                         153,223   134,219   19,004
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

Notes:
(A) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1998 and 1997.
(B) Loans include nonaccruing loans.
    Interest on loans includes fees of $9,411 and $7,705 for the 1998 and 1997 quarters, respectively.
    Interest on loans includes fees of $9,411 and $7,705 for the 1998 and 1997 year-to-date periods, respectively.

FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited)
                                             March 31 %Total December 31 %Total    March 31 %Total  Mar/Mar
                                                 1998  Loans        1997  Loans        1997  Loans     %Chg
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial                     2,199,722   18.4   2,155,573   20.0   1,859,287   20.5     18.3
Agricultural                                  315,686    2.6     337,700    3.1     271,611    3.0     16.2
Other commercial                              165,468    1.4     144,567    1.3     123,636    1.4     33.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      2,680,876   22.4   2,637,840   24.5   2,254,534   24.9     18.9
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term              2,940,558   24.5   2,163,707   20.1   1,400,072   15.4    110.0
1 to 4 family residential home equity         456,546    3.8     482,608    4.5     460,086    5.1     (0.8)
1 to 4 family residential construction        451,700    3.8     425,343    3.9     361,700    4.0     24.9
Commercial & other term                       906,681    7.6     873,755    8.1     885,503    9.7      2.4
Commercial & other construction               278,783    2.3     281,139    2.6     197,916    2.2     40.9
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             5,034,268   42.0   4,226,552   39.2   3,305,277   36.4     52.3
  Memo: Total real estate term              4,303,785   35.9   3,520,070   32.7   2,745,661   30.3     56.7
  Memo: Loans held for sale included
    included in total real estate term      1,629,832   13.6   1,107,182   10.3     264,267    2.9    516.7
  Memo: Total real estate construction        730,483    6.1     706,482    6.6     559,616    6.1     30.5
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit card & related                         307,120    2.6     315,581    2.9     292,610    3.2      5.0
Vehicle & other consumer                    2,924,169   24.4   2,569,110   23.8   2,373,788   26.2     23.2
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        3,231,289   27.0   2,884,691   26.8   2,666,398   29.4     21.2
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES                                1,036,244    8.6   1,030,464    9.6     843,058    9.3     22.9
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME              11,982,677  100.0  10,779,547  100.0   9,069,267  100.0     32.1
  Memo: Unearned income                      (101,990)          (104,519)           (80,897)           26.1
Reserve for loan losses                      (154,852)          (149,125)          (135,928)           13.9
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                           11,827,825         10,630,422          8,933,339            32.4
========================================= =========== ====== =========== ====== =========== ====== ========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of FSCO's 1997 Annual Report on Form 10-K, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC, except as discussed below.
   The Massachusetts case of "Moniz v. CrossLand Mortgage Co.", Case No. 96-12260-WGY, United States District Court for the District of Massachusetts (filed November 12, 1996) alleged violation of RESPA in connection with "yield spread premiums" paid to mortgage brokers. The plaintiffs asserted this claim as a class action. A settlement of this case took place in the first quarter of 1998 and the case was dismissed.
   Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases discussed above or previously reported will have a material adverse impact on the business or assets of FSCO.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   FSCO held its Annual Shareholders' Meeting on April 27, 1998. Shares voted (by proxy and in person) and total shares entitled to vote were as follows:
                      Votes #    Votes %       Entitled to Vote #
   Shares     138,469,806.000     78.676          175,999,052.000

   Votes were taken on the following Shareholder Proposals, described in FSCO's Proxy Statement dated March 18, 1998:

   * SHAREHOLDER PROPOSAL #1 "To elect a Board of Directors to serve for the ensuing year". Management nominated all current members of the Board of Directors for re-election. The results of this vote were as follows:
                                            Votes             Votes  Votes For
   Nominee:                                 For #        Withheld #   / Cast %
   JAMES C. BEARDALL              137,055,059.000     1,414,747.000     98.978
   RODNEY H. BRADY                137,033,527.000     1,436,279.000     98.963
   JAMES E. BRUCE                 136,897,098.000     1,572,708.000     98.864
   THOMAS D. DEE, II              136,945,967.000     1,523,839.000     98.900
   SPENCER F. ECCLES              136,987,998.000     1,481,808.000     98.930
   MORGAN J. EVANS                137,057,908.000     1,411,898.000     98.980
   DR. DAVID P. GARDNER           136,989,080.000     1,480,726.000     98.931
   ROBERT H. GARFF                136,981,464.000     1,488,342.000     98.925
   JAY DEE HARRIS                 136,902,458.000     1,567,348.000     98.868
   ROBERT T. HEINER               136,523,170.000     1,946,636.000     98.594
   KAREN H. HUNTSMAN              137,055,089.000     1,414,717.000     98.978
   G. FRANK JOKLIK                136,729,994.000     1,739,812.000     98.744
   B.Z. KASTLER                   136,912,667.000     1,557,139.000     98.875
   JOSEPH G. MALOOF               124,524,876.000    13,944,930.000     89.929
   MICHELE PAPEN-DANIEL, PH.D     137,053,387.000     1,416,419.000     98.977
   DR. J. BERNARD MACHEN          136,724,067.000     1,745,739.000     98.739
   SCOTT S. PARKER                136,954,335.000     1,515,471.000     98.906
   JAMES L. SORENSON              136,895,452.000     1,574,354.000     98.863
   HAROLD J. STEELE               136,865,965.000     1,603,841.000     98.842
   JAMES R. WILSON                137,005,130.000     1,464,676.000     98.942

   * SHAREHOLDER PROPOSAL #2 "To consider and vote on the proposed increase in the number of authorized shares of common stock that can be issued by the company, from the present 300,000,000 shares to a new level of 600,000,000 shares". The results of this vote were as follows:
                                            Votes             Votes  Votes For
   Nominee:                                 For #        Withheld #   / Cast %
   SHAREHOLDER PROPOSAL #2        123,694,430.000    14,769,939.000     89.333

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K
(a) Exhibit 11: Computation of Earnings Per Share (attached)
    Exhibit 27: Financial Data Schedule (attached)
(b) Reports on Form 8-K:
    * On January 26, 1998, FSCO filed a report on Form 8-K reporting the following three items:
      - On January 26, 1998, FSCO issued a press release announcing a 3-for-2 common stock split and an increase in the quarterly cash dividend.
      - Also on January 26, 1998, FSCO issued a press release announcing that
        Michele Papen-Daniel, Ph.D., has been elected to FSCO's board of directors.
      - Also on January 26, 1998, FSCO issued a press release announcing that Dr. J. Bernard Machen has been elected to FSCO's board of directors.
    * On February 19, 1998, FSCO filed a report on Form 8-K reporting the following two items:
      - On February 19, 1998, FSCO issued a press release announcing that it has signed a definitive agreement to acquire California State Bank.
      - Also on February 19, 1998, FSCO issued a press release announcing that its board of directors had rescinded a stock buyback program.

                                    # # #

SIGNATURES

FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION
by
[SIGNED]                                                  May 14, 1998
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President and Chief Financial Officer
Finance and Capital Markets
(Principal Financial and Accounting Officer)

                                    # # #