Form 10-Q
period 1998-06-30
FIRST SECURITY CORP /UT/
filed 1998-08-14
CIK 312367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                   June 30, 1998
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

                             Yes [X]       No [ ]

   As of July 31, 1998, outstanding shares of Common Stock, par value $1.25, were 187,949,267 (net of 1,238,174 treasury shares).


FIRST SECURITY CORPORATION - INDEX
Part I. Financial Information
  Item 1. Financial Statements:
    Consolidated Statements of Income
      Three Months and Year To Date Six Months Ended June 30, 1998 and 1997 Consolidated Balance Sheets
      June 30, 1998, December 31, 1997, and June 30, 1997
    Condensed Consolidated Statements of Cash Flows
      Year To Date Six Months Ended June 30, 1998 and 1997
    Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of
      Results of Operations and Financial Condition:
    Forward-Looking Statements
    Highlights
    Analysis of Statements of Income
      Earnings Summary
      Total Revenues
      Net Interest Income and Net Interest Margin
      Provision For Loan Losses
      Noninterest Income
      Noninterest Expenses
    Analysis of Balance Sheets
      Summary
      Interest-Earning Assets: Trading Account Securities and Other Money
        Market Investments
      Interest-Earning Assets: Available for Sale Securities Interest-Earning Assets: Loans
      Asset Quality: Problem Assets and Potential Problem Assets
      Asset Quality: Reserve for Loan Losses
      Asset Quality: Provision for Loan Losses
      Asset / Liability Management: Liquidity
      Asset / Liability Management: Market Risk
      Asset / Liability Management: Interest Rate Risk - Other Than Trading
        Account Securities
      Asset / Liability Management: Market Risk - Trading Account Securities Other Assets and Liabilities
      Stockholders' Equity and Capital Adequacy
      Common and Preferred Stock
    Mergers And Acquisitions
    Corporate Structure
    National and Regional Economy
    Factors That May Affect Future Results of Operations and Financial
      Condition: Technological Change and Year 2000 Computer Issue Supplemental Financial Tables:
    Financial Highlights, Risk-Based Capital Ratios
      Volume / Rate Analysis
      Loans
Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit 11. Computation of Earnings Per Share
Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited) (A)
                                                               Three Months                        Year-To-Date Six Months
For the Periods Ended June 30, 1998 and 1997                  1998     1997     $Chg    %Chg       1998     1997     $Chg    %Chg
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
INTEREST INCOME:
Interest & fees on loans                                   274,737  230,188   44,549    19.4    534,192  446,474   87,718    19.6
Federal funds sold & securities purchased                    1,897      887    1,010   113.9      2,865    2,213      652    29.5
Interest-bearing deposits in other banks                        11       11        0     0.0         42       67      (25)  (37.3)
Trading account securities                                   1,823    5,360   (3,537)  (66.0)     6,049    7,758   (1,709)  (22.0)
Available for sale securities                               72,482   57,809   14,673    25.4    141,903  112,218   29,685    26.5
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
TOTAL INTEREST INCOME                                      350,950  294,255   56,695    19.3    685,051  568,730  116,321    20.5
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
INTEREST EXPENSE:
Deposits                                                   102,016   84,575   17,441    20.6    202,525  166,304   36,221    21.8
Short-term borrowings                                       52,157   40,067   12,090    30.2     99,484   71,360   28,124    39.4
Long-term debt                                              23,839   17,133    6,706    39.1     45,813   34,015   11,798    34.7
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
TOTAL INTEREST EXPENSE                                     178,012  141,775   36,237    25.6    347,822  271,679   76,143    28.0
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NET INTEREST INCOME                                        172,938  152,480   20,458    13.4    337,229  297,051   40,178    13.5
Provision for loan losses                                   18,396   14,074    4,322    30.7     30,994   28,222    2,772     9.8
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        154,542  138,406   16,136    11.7    306,235  268,829   37,406    13.9
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                         22,612   22,730     (118)   (0.5)    44,986   43,924    1,062     2.4
Other service charges, collections, commissions & fees      18,355   12,086    6,269    51.9     33,909   23,773   10,136    42.6
Asset securitization gains                                  13,901    1,864   12,037   645.8     16,449    7,816    8,633   110.5
Bankcard servicing fees & third-party processing fees        8,764    8,204      560     6.8     17,476   16,687      789     4.7
Insurance commissions & fees                                 4,088    4,056       32     0.8      8,009    8,606     (597)   (6.9)
Mortgage banking activities                                 51,448   26,475   24,973    94.3     95,657   49,189   46,468    94.5
Mortgage banking activities MSR amortization               (10,184)  (4,227)  (5,957) (140.9)   (17,588)  (8,091)  (9,497) (117.4)
Trust (fiduciary) commissions & fees                         7,163    6,293      870    13.8     13,747   12,037    1,710    14.2
Trading account securities gains (losses)                      416      157      259   165.0        245      934     (689)  (73.8)
Available for sale securities gains (losses)                 1,603    2,276     (673)  (29.6)     3,312    2,913      399    13.7
Other                                                          368    2,092   (1,724)  (82.4)    10,848    4,951    5,897   119.1
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
TOTAL NONINTEREST INCOME                                   118,534   82,006   36,528    44.5    227,050  162,739   64,311    39.5
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                                95,557   73,673   21,884    29.7    184,923  143,114   41,809    29.2
Amortization of intangibles                                  2,882    2,487      395    15.9      5,502    4,836      666    13.8
Armored & messenger                                          1,658    1,465      193    13.2      3,280    2,998      282     9.4
Bankcard interbank interchange & fees                        8,252    8,383     (131)   (1.6)    17,387   16,539      848     5.1
Credit, appraisal & repossessions                            7,711    2,075    5,636   271.6     12,644    5,676    6,968   122.8
Fees                                                         3,400    3,222      178     5.5      5,879    5,221      658    12.6
Furniture & equipment                                       15,085   11,722    3,363    28.7     27,584   22,078    5,506    24.9
Insurance                                                    2,329    1,805      524    29.0      4,109    3,145      964    30.7
Marketing                                                    3,857    2,968      889    30.0      7,454    6,070    1,384    22.8
Occupancy, net                                               9,604    9,396      208     2.2     18,744   17,932      812     4.5
Other real estate expense & loss provision (recovery)          111      383     (272)  (71.0)       392    1,143     (751)  (65.7)
Postage                                                      3,422    2,614      808    30.9      6,672    5,397    1,275    23.6
Professional                                                 6,499    3,253    3,246    99.8     11,289    6,218    5,071    81.6
Stationery & supplies                                        5,449    4,144    1,305    31.5     10,800    8,278    2,522    30.5
Telephone                                                    3,415    3,939     (524)  (13.3)     7,724    8,179     (455)   (5.6)
Travel                                                       3,059    2,532      527    20.8      5,605    4,544    1,061    23.3
Other                                                       11,987    6,597    5,390    81.7     20,095   12,762    7,333    57.5
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
TOTAL NONINTEREST EXPENSES                                 184,277  140,658   43,619    31.0    350,083  274,130   75,953    27.7
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                    88,799   79,754    9,045    11.3    183,202  157,438   25,764    16.4
Provision for income taxes                                  32,892   28,550    4,342    15.2     65,926   56,231    9,695    17.2
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NET INCOME                                                  55,907   51,204    4,703     9.2    117,276  101,207   16,069    15.9
======================================================= ========== ======== ======== ======= ========== ======== ======== =======
Dividend requirement of preferred stock                          7        8       (1)  (12.5)        14       16       (2)  (12.5)
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NET INCOME APPLICABLE TO COMMON STOCK                       55,900   51,196    4,704     9.2    117,262  101,191   16,071    15.9
======================================================= ========== ======== ======== ======= ========== ======== ======== =======
Common stock dividend                                       22,943   19,569    3,374    17.2     46,529   37,329    9,200    24.6
======================================================= ========== ======== ======== ======= ========== ======== ======== =======
EARNINGS PER COMMON SHARE:
Earnings per common share basic                               0.30     0.29     0.01     3.4       0.63     0.56     0.07    12.5
Earnings per common share diluted                             0.29     0.28     0.01     3.6       0.60     0.54     0.06    11.1
Common shares basic [Avg]                                  187,623  179,359    8,264     4.6    186,983  179,789    7,194     4.0
Common shares diluted [Avg]                                194,471  185,609    8,862     4.8    193,993  185,964    8,029     4.3
======================================================= ========== ======== ======== ======= ========== ======== ======== =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                  0.79     0.79     0.00     0.0       1.58     1.58     0.00     0.0
Common stock dividend                                        0.130    0.113     0.02    15.0      0.260    0.215     0.05    20.9
======================================================= ========== ======== ======== ======= ========== ======== ======== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited) (A)
                                                                                June 30 December 31     June 30     Jun/Jun Jun/Jun
                                                                                   1998        1997        1997       $ Chg   % Chg
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks                                                           908,605   1,219,435     872,726      35,879     4.1
Federal funds sold & securities purchased under resale agreements                26,323     206,266     283,959    (257,636)  (90.7)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Cash & Cash Equivalents                                                   934,928   1,425,701   1,156,685    (221,757)  (19.2)
Interest-bearing deposits in other banks                                            605         600         600           5     0.8
Trading account securities                                                       53,343     255,320     274,014    (220,671)  (80.5)
Available for sale securities, at fair value                                  4,806,559   4,351,525   3,642,437   1,164,122    32.0
  (Amortized cost: $4,767,405; $4,313,847; and $3,640,356; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income                                                12,530,360  11,230,766  10,528,449   2,001,911    19.0
  (Unearned income: $105,407; $106,369; and $98,888; respectively)
Reserve for loan losses                                                        (166,658)   (157,525)   (150,170)    (16,488)   11.0
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Loans, Net                                                             12,363,702  11,073,241  10,378,279   1,985,423    19.1
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net                                                       316,999     288,433     280,582      36,417    13.0
Accrued income receivable                                                       112,510     106,974      95,361      17,149    18.0
Other real estate                                                                 3,908       7,981       8,449      (4,541)  (53.7)
Other assets                                                                    415,905     356,852     313,592     102,313    32.6
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill                                                                        208,657     174,928     173,298      35,359    20.4
Mortgage servicing rights                                                       138,699     108,630      88,438      50,261    56.8
Other intangible assets                                                           4,191       1,598       1,787       2,404   134.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Intangible Assets                                                         351,547     285,156     263,523      88,024    33.4
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL ASSETS                                                                 19,360,006  18,151,783  16,413,522   2,946,484    18.0
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing                                                 2,402,497   2,431,006   2,435,479     (32,982)   (1.4)
Deposits: interest-bearing                                                    9,514,706   8,986,628   8,039,087   1,475,619    18.4
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Deposits                                                               11,917,203  11,417,634  10,474,566   1,442,637    13.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements         3,480,902   3,252,259   2,975,864     505,038    17.0
U.S. Treasury demand notes                                                       37,562      21,050      20,440      17,122    83.8
Other short-term borrowings                                                     386,786     331,890     288,939      97,847    33.9
Accrued income taxes                                                            303,779     255,062     212,456      91,323    43.0
Accrued interest payable                                                         46,147      51,928      38,600       7,547    19.6
Other liabilities                                                               131,713     116,651      99,550      32,163    32.3
Long-term debt                                                                1,513,044   1,304,463     959,897     553,147    57.6
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES                                                            17,817,136  16,750,937  15,070,312   2,746,824    18.2
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                            493         501         532         (39)   (7.3)
  (Shares issued: 9; 10; and 10; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock: par value $1.25                                                   236,416     232,595     236,010         406     0.2
  (Shares issued: 189,133; 186,076; and 188,808; respectively)
Paid-in surplus                                                                 154,359     115,855     140,945      13,414     9.5
Retained earnings                                                             1,151,927   1,081,195   1,015,180     136,747    13.5
Accumulated other comprehensive income                                           24,552      23,568       1,529      23,023  1505.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Subtotal                                                                      1,567,254   1,453,213   1,393,664     173,590    12.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost                                                  (24,877)    (52,868)    (50,986)     26,109   (51.2)
  (Shares: 1,238; 1,654; and 3,993; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Common Stockholders' Equity                                             1,542,377   1,400,345   1,342,678     199,699    14.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL STOCKHOLDERS' EQUITY                                                    1,542,870   1,400,846   1,343,210     199,660    14.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     19,360,006  18,151,783  16,413,522   2,946,484    18.0
=========================================================================== =========== =========== =========== =========== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares; unaudited)
                                                                      Year-To-Date Six Months
For the Periods Ended June 30, 1998 and 1997                                 1998        1997
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       421,759     262,294
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                        7,232     295,570
Redemption of matured available for sale securities                       816,620     409,743
Purchases of available for sale securities                             (1,173,316)   (905,837)
Net (increase) decrease in interest-bearing deposits in other banks            (5)     31,117
Net (increase) decrease in loans                                       (1,178,670)   (710,636)
Purchases of premises and equipment                                       (16,328)    (13,583)
Proceeds from sales of other real estate                                    4,374       5,983
Payments to improve other real estate                                      (1,754)     (1,483)
Net cash (paid for) received from acquisitions                             45,002      32,298
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (1,496,845)   (856,828)
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                       156,215     143,173
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes             244,355     402,384
Proceeds (payments) on nonrecourse debt on leveraged leases                 1,244       5,526
Proceeds from issuance of long-term debt and short-term borrowings        250,810      74,313
Payments on long-term debt and short-term borrowings                       (6,662)    (48,688)
Proceeds from issuance of common stock and sales of treasury stock          8,356       6,377
Purchases of treasury stock                                               (23,469)    (42,888)
Dividends paid                                                            (46,536)    (37,340)
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       584,313     502,857
--------------------------------------------------------------------- ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (490,773)    (91,677)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,425,701   1,248,362
--------------------------------------------------------------------- ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  934,928   1,156,685
===================================================================== =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------- ----------- -----------
CASH PAID (RECEIVED) FOR:
  Interest                                                                353,603     275,738
  Income taxes                                                             21,073      23,822
===================================================================== =========== ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted                                        157         151
  Number of common shares issued                                            5,986       4,120
  Conversion value                                                              8           8
Transfer of loans to other real estate                                      1,186       2,062
Net unrealized gain (loss) on available for sale securities
  included in stockholders' equity                                            984         633
Acquisitions:
  Assets acquired                                                       1,317,988     369,829
  Liabilities assumed                                                   1,147,242     272,768
  Number of FSCO shares issued                                         13,295,044   3,574,159
===================================================================== =========== ===========

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited) (A, B)
                                                              Three Months                         Year-To-Date Six Months
For the Periods Ended June 30, 1998 and 1997                  1998     1997     $Chg    %Chg       1998     1997     $Chg    %Chg
------------------------------------------------------- ---------- ----------------- ------- ---------- ----------------- -------
NET INCOME                                                  55,907   51,204    4,703     9.2    117,276  101,207   16,069    15.9
------------------------------------------------------- ---------- ----------------- ------- ---------- ----------------- -------
OTHER COMPREHENSIVE INCOME, AFTER TAX                        2,719   20,472  (17,753)  (86.7)       984      653      331    50.7
------------------------------------------------------- ---------- ----------------- ------- ---------- ----------------- -------
COMPREHENSIVE INCOME                                        58,626   71,676  (13,050)  (18.2)   118,260  101,860   16,400    16.1
======================================================= ========== ================= ======= ========== ================= =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION (FSCO)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of management, the accompanying unaudited consolidated financial statements of FSCO contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects,
FSCO's: results of operations for the three months and year to date six months ended June 30, 1998 and 1997; financial position as of June 30, 1998, December 31, 1997, and June 30, 1997; and cash flows for the year to date six months ended June 30, 1998 and 1997.

   2. FSCO's results of operations for the three months and year to date six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

   3.  All FSCO financial statements have been restated for:
   * two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.
   * the May 30, 1998, acquisition of California State Bank (CSTB) in a pooling-of-interests merger. For this merger, FSCO issued approximately 11,383,000 shares of its common stock in exchange for all of the outstanding shares of CSTB common stock, and incurred one-time acquisition charges totaling $7.2 million or $0.037 per share after tax. There were no material intercompany transactions between FSCO and CSTB prior to the merger. Certain reclassifications / adjustments have been made to amounts previously reported by CSTB to conform to FSCO accounting practices and policies. Results of operations previously reported and restated are as follows (in thousands):
                                     Previously Reported:  Reclass/      FSCO
                                           FSCO      CSTB    Adjust  Restated
------------------------------------- --------- --------- --------- ---------
Quarter ended March 31, 1998:
Net interest income                    $153,223    11,041        28   164,292
Noninterest income                      106,683     2,121      (288)  108,516
Extraordinary items                           0         0         0         0
Net income                               58,811     2,558         0    61,369
Other changes in stockholders' equity    (1,905)      170         0    (1,735)
------------------------------------- --------- --------- --------- ---------
Six months ended June 30, 1997:
Net interest income                     275,831    21,189        31   297,051
Noninterest income                      158,893     3,793        53   162,739
Extraordinary items                           0         0         0         0
Net income                               96,966     4,241         0   101,207
Other changes in stockholders' equity       359       294         0       653
------------------------------------- --------- --------- --------- ---------

   4. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase transactions and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition, from the following purchase accounting acquisitions completed in 1997 and year-to-date 1998.
   * On March 31, 1997, FSCO's subsidiary CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P..
   * On June 30, 1997, FSCO acquired American Bancorp of Nevada, and its wholly owned subsidiary American Bank of Commerce was merged into FSCO's subsidiary First Security Bank of Nevada.
   * On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. (RGB) and its two bank subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County. On July 1, 1998, FSCO merged and renamed these subsidiaries as First Security Bank of Southern New Mexico.
   Pro forma results of operations for 1998 and 1997, as if the above companies purchased had combined at the beginning of the periods, are not presented because the effect was not material.

   5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, and Federal funds sold and securities purchased under resale agreements.

   6. In accordance with SFAS No. 125, FSCO's capitalized mortgage servicing rights for the year to date six months ended June 30, 1998 included $47.7 million originated and $17.6 million amortized during the period.

   7. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries.
   SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.
   The adoption of SFAS No. 131 will result in additional disclosures regarding segments, beginning with FSCO's 1998 Annual Report on Form 10-K.

   8. In accordance with Securities and Exchange Commission (SEC) Rule 210.4-08(n) of Regulation S-X "Accounting policies for certain derivative instruments", FSCO's accounting policies for derivative instruments were discussed in detail in its 1997 Annual Report on Form 10-K (hereby incorporated by reference). Since the filing of that report, there have been no material changes in FSCO's accounting policies for derivative instruments.

   9. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supercedes SFAS No. 80, "Accounting for Futures Contracts", FSAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments", and also amends certain aspects of other SFAS's previously issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
   SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
   FSCO management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities.

                                    # # #

FIRST SECURITY CORPORATION (FSCO)
PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting FSCO's operations and personnel.
   Be advised that FSCO, as part of its ongoing business, regularly evaluates the potential acquisition of, and holds discussions with, prospective acquisition candidates, which candidates may conduct any type of businesses permissible for a bank holding company and its affiliates. FSCO's discussions in this document are subject to the changes that may result if any such acquisition transaction is completed. FSCO restates its guiding principle that it will not comment on or publicly announce any such acquisition until after a binding and definitive acquisition agreement has been reached.
   FSCO specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

NOTES:
   ALL FSCO FINANCIAL STATEMENTS HAVE BEEN RESTATED FOR:
   * THE MAY 30, 1998, ACQUISITION OF CALIFORNIA STATE BANK (CSTB) IN A POOLING-OF-INTERESTS MERGER (FSCO INCURRED ONE-TIME ACQUISITION CHARGES FOR THIS MERGER TOTALING $7.2 MILLION OR $0.037 PER SHARE AFTER TAX).
   * TWO SEPARATE 3-FOR-2 COMMON STOCK SPLITS IN THE FORM OF 50% STOCK DIVIDENDS, PAID IN MAY 1997 AND FEBRUARY 1998.

HIGHLIGHTS

RESULTS OF OPERATIONS (first six months of 1998 compared with year ago period):
* Net income of $117.3 million, up $16.1 million or 15.9%, and $124.5 million before acquisition charges of $7.2 million, up $23.3 million or 23.0%.
* Earnings per share diluted of $0.60, up $0.06 or 11.1%, and $0.64 before acquisition charges of $0.037 per share, up $0.10 or 18.5%.
* Total revenues of $564.3 million, up $104.5 million or 22.7%.
* Noninterest income of $227.1 million, up $64.3 million or 39.5%.
FINANCIAL CONDITION (June 30, 1998 compared with one year ago):
* Total assets of $19.4 billion, up $2.9 billion or 18.0%.
* Loans of $12.5 billion, up $2.0 billion or 19.0%.
* Stockholders' equity of $1.5 billion, up $0.2 billion or 14.9%.
* Ratio of total problem assets to total loans & ORE at 0.53%, down from 0.65%.
* Ratio of reserve to total loans at 1.33%, down from 1.43%.
* Ratio of reserve to nonaccruing loans at 419.66%, up from 386.75%.
* All equity and risk-based capital ratios continued to exceed regulatory requirements for "well capitalized" status.
OTHER HIGHLIGHTS
* On May 30, 1998, FSCO acquired California State Bank (Nasdaq: CSTB) in a pooling-of-interests merger.


ANALYSIS OF STATEMENTS OF INCOME

EARNINGS SUMMARY
   FSCO's net income was $117.3 million for the first six months of 1998, up $16.1 million or 15.9% from the corresponding 1997 period. This net income represented a 1.28% return on average assets (ROAA) and a 16.13% return on average equity (ROAE) for the year to date, compared with a 1.35% ROAA and a 16.75% ROAE for the year-ago period. Earnings per share diluted were $0.60 for year-to-date 1998, up $0.06 or 11.1% from the year-ago period. The tangible ROAA was 1.48%, the tangible ROAE was 23.65%, and tangible earnings per share diluted were $0.69 for the year to date, compared with a 1.48% tangible ROAA, a 21.51% tangible ROAE, and tangible earnings per share diluted of $0.59 for the year-ago period.
   FSCO's net income was $55.9 million for the second quarter of 1998, up $4.7 million or 9.2% from the second quarter of 1997. This net income represented a 1.18% ROAA and a 14.75% ROAE for the quarter, compared with a 1.33% ROAA and a 16.91% ROAE for the year-ago quarter. Earnings per share diluted were $0.29 for the second quarter of 1998, up $0.01 or 3.6% from the year-ago quarter. The tangible ROAA was 1.40%, the tangible ROAE was 22.26%, and tangible earnings per share diluted were $0.33 for the quarter, compared with a 1.46% tangible ROAA, a 21.83% tangible ROAE, and tangible earnings per share diluted of $0.30 for the year-ago quarter.
   Before one-time CSTB acquisition charges totaling $7.2 million after tax, FSCO's net income was $124.5 million for year-to-date 1998, up $23.3 million or 23.0% from the year-ago period, and was $63.1 million for the second quarter of 1998, up $11.9 million or 23.3% from the second quarter of 1997. Earnings per share diluted were $0.64 for the year to date, up $0.10 or 18.5% from the year-ago period, and were $0.32 for the second quarter, up $0.04 or 14.3% from the year-ago quarter.

TOTAL REVENUES
   FSCO's total revenues (the sum of net interest income and noninterest income) were $564.3 million for year-to-date 1998, up $104.5 million or 22.7% from the year-ago period, and were $291.5 million for the second quarter of 1998, up $57.0 million or 24.3% from the year-ago quarter. On a linked quarter basis, FSCO's total revenues for the second quarter of 1998 increased $18.7 million or 6.8% over the first quarter of 1998. The components of FSCO's total revenues are discussed below in the "Net Interest Income And Net Interest Margin" and "Noninterest Income" sections.

NET INTEREST INCOME AND NET INTEREST MARGIN
   FSCO's net interest income on a fully taxable equivalent (FTE) basis was $342.6 million for year-to-date 1998, up $41.7 million or 13.9% from the year-ago period, and was $175.8 million for the second quarter of 1998, up $21.4 million or 13.9% from the year-ago quarter. These increases were due to a combination of continued strong demand for loans, growth in the securities portfolios, and the positive impact of the purchase accounting acquisitions of Harbourton Mortgage Co., L.P. (HMC), American Bancorp of Nevada (ABN), and Rio Grande Bancshares, Inc. (RGB). These factors were partially offset by growth of average interest-bearing liabilities. On a linked quarter basis, FSCO's net interest income FTE for the second quarter of 1998 increased $8.9 million or 5.3% over the first quarter of 1998.
   FSCO's net interest margins for the year-to-date and second quarter of 1998 were identical at 4.15%, and each was down 33 basis points from 4.48% for the year-to-date and second quarter of 1997. These decreases were due to a combination of the following factors: strong volume growth in loans, especially refinanced mortgages, which were originated at lower rates but funded by additional short term borrowed funds and deposits at relatively constant rates; and a small shift in the deposit mix from transaction accounts to time deposits with higher rates. On a linked quarter basis from the first quarter of 1998 to the second quarter of 1998, FSCO's net interest margin remained unchanged while net interest income was increased through its mortgage and lending activities. FSCO expects its full year 1998 net interest margin to range in a band from approximately 4.00% to 4.25%.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $31.0 million for year-to-date 1998, up $2.8 million or 9.8% from the year-ago period, and was $18.4 million for the second quarter of 1998, up $4.3 million or 30.7% from the year-ago quarter (see: "Asset Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income was $227.1 million for year-to-date 1998, up $64.3 million or 39.5% from the year-ago period, and was $118.5 million for the second quarter of 1998, up $36.5 million or 44.5% from the year-ago quarter. These increases were due to several factors including: strong growth in net mortgage banking activities generated by lower interest rates plus the March 31, 1997 purchase of HMC; gains from ongoing asset securitizations / sales; and FSCO's continued emphasis on improving its value pricing of all fee-based services and on increasing and diversifying its sources of noninterest income. FSCO's noninterest income amounted to 40.24% of total revenues for year-to-date 1998, up from 35.39% for the year-ago period, and was 40.67% of total revenues for the quarter, up from 34.97% for the year-ago quarter. On a linked quarter basis, FSCO's noninterest income for the second quarter of 1998 increased $10.0 million or 9.2% from the first quarter of 1998.

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $350.1 million for year-to-date 1998, up $76.0 million or 27.7% from the year-ago period, and were $184.3 million for the second quarter of 1998, up $43.6 million or 31.0% from the year-ago quarter. These increases were primarily due to the following: the impact of the three purchase accounting acquisitions on ongoing operations; additions of revenue-generating personnel; ongoing volume growth; the cost of necessary technological advances and upgrades including "Year 2000" expenditures; and one-time costs associated with the creation of a "Section 20" full-service securities broker / dealer subsidiary. FSCO continued to strengthen its control of ongoing noninterest expenses while expending funds required to support strong growth, multiple acquisitions, and investments in technology appropriate for a high performance financial services company. The components of FSCO's noninterest expenses are discussed below.
   * FSCO's salaries and benefits expense were $184.9 million for year-to-date 1998, up $41.8 million or 29.2% from the year-ago period, and were $95.6 million for the second quarter of 1998, up $21.9 million or 29.7% from the year-ago quarter.
   * FSCO's nonpersonnel expenses were $165.2 million for year-to-date 1998, up $34.1 million or 26.1% from the year-ago period, and were $88.7 million for the second quarter of 1998, up $21.7 million or 32.4% from the year-ago quarter.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 61.45% for year-to-date 1998, up 233 basis points from the year-ago period, and was 62.62% for the second quarter of 1998, up 310 basis from the year-ago quarter. FSCO's tangible operating expense ratio was 58.67% for the year to date, up 158 basis points from the year-ago period, and was 59.57% for the quarter, up 213 basis from the year-ago quarter. These increases were due to the noninterest expense and net interest margin factors described above.
   FSCO's subsidiary, CrossLand Mortgage, has a higher operating expense ratio than FSCO's bank subsidiaries due to its labor intensive business of originating, selling, and servicing mortgage loans. Excluding the impact of CrossLand Mortgage, FSCO's efficiency ratio was 57.59% for year-to-date 1998, up 221 basis points from the year-ago period, and was 58.92% for the second quarter of 1998, up 337 basis from the year-ago quarter.
   Before one-time CSTB acquisition noninterest expenses of $6.9 million, FSCO's noninterest expenses were $343.1 million for year-to-date 1998, up $69.0 million or 25.2% from the year-ago period, and were $177.3 million for the second quarter of 1998, up $36.7 million or 26.1% from the year-ago quarter. FSCO's operating expense ratio before CSTB acquisition expenses was 60.23% for year-to-date 1998, up 111 basis points from the year-ago period, and was 60.26% for the second quarter of 1998, up 74 basis from the year-ago quarter. Excluding both CrossLand Mortgage and CSTB acquisition expenses, FSCO's efficiency ratio was 56.16% for year-to-date 1998, up 78 basis points from the year-ago period, and was 56.13% for the second quarter of 1998, up 58 basis points from the year-ago quarter.


ANALYSIS OF BALANCE SHEETS

SUMMARY
   FSCO's assets totaled $19.4 billion at June 30, 1998, up $1.2 billion or 6.7% from year-end 1997, and up $2.9 billion or 18.0% from one year ago. Interest-earning assets were $17.4 billion at quarter end, up $1.4 billion or 8.6% from year end, and up $2.7 billion or 18.2% from one year ago.
   At June 30, 1998, FSCO considered its interest-earning asset quality to remain good, and its reserve for loan losses and its liquidity position to be adequate for the foreseeable future.
   FSCO's liabilities totaled $17.8 billion at June 30, 1998, up $1.1 billion or 6.4% from year end, and up $2.7 billion or 18.2% from one year ago. Total interest-bearing liabilities were $14.9 billion at quarter end, up $1.0 billion or 7.5% from year end, and up $2.6 billion or 21.6% from one year ago.
   FSCO's stockholders' equity was increased to $1.5 billion at June 30, 1998, up $0.1 billion or 10.1% from year end, and up $0.2 billion or 14.9% from one year ago.

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS
   FSCO's trading account securities were $53.3 million at June 30, 1998, down $202.0 million or 79.1% from year end, and down $220.7 million or 80.5% from one year ago. Fluctuations in trading opportunities have decreased over the past year due to the lack of volatility in interest rates.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES
   FSCO's available for sale (AFS) securities were $4.8 billion at June 30, 1998, up $0.5 billion or 10.5% from year end, and up $1.2 billion or 32.0% from one year ago. These increases were due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets.

INTEREST-EARNING ASSETS:
LOANS
   FSCO's loans, net of unearned income but before the reserve for loan losses, were $12.5 billion at June 30, 1998, up $1.3 billion or 11.6% from year end, and up $2.0 billion or 19.0% from one year ago. This growth was a result of continued strong loan demand, loans added with the RGB acquisition, and loans held temporarily for securitization or sale, partially offset by asset securitizations and sales. The ratio of total loans to total assets was 64.72% at quarter end, up from 61.87% at year end, and up from 64.14% one year ago. The components of FSCO's loan portfolio at June 30, 1998, compared with December 31, 1997, and June 30, 1997, respectively, are discussed below.
   * Commercial loans were $3.1 billion, up $0.3 billion or 10.7% from year end, and up $0.4 billion or 16.6% from one year ago. These increases were primarily due to a continued broad-based business expansion in FSCO's market areas. Commercial loans consist primarily of loans to small and middle-market businesses and agricultural-related businesses.
   * Real estate secured loans were $5.2 billion, up $0.7 billion or 15.5% from year end, and up $1.2 billion or 28.5% from one year ago. These increases were primarily due to record loan originations generated by increased demand and lower interest rates, with 1 to 4 family residential term loan originations of $6.9 billion in the last 6 months, and $10.9 billion in the last 12 months. However, loan originations were, and will be, mostly offset by mortgage loan sales. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells most loans in the secondary markets on an ongoing flow-through basis. At quarter end, $1.7 billion of real estate secured loans were held for sale, up $0.6 billion or 51.4% from year end, and up $1.0 billion or 151.4% from one year ago.
   * Consumer loans were $3.1 billion, up $0.2 billion or 7.8% from year end, and up $0.2 billion or 7.5% from one year ago. These increases were primarily due to growth in auto lending, with indirect vehicle loan originations of $1.1 billion in the last 6 months, and $2.3 billion in the last 12 months.
However, this growth was partially offset by a combination of maturing loans and indirect vehicle loan securitizations and sales, with $0.5 billion sold in November 1997 and another $0.5 billion sold on April 13, 1998. FSCO remained the leading consumer lender in its primary market area.
   * Leases were $1.1 billion, up $0.1 billion or 7.4% from year end, and up $0.2 billion or 20.3% from one year ago. These increases were primarily due to FSCO's growth in the auto and equipment leasing markets, partially offset by sales of $23 million of leases in the third quarter of 1997 and $32 million in the first quarter of 1998.

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO.
However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO continued to maintain good asset quality, as its ratio of total problem assets to total loans and real estate was 0.53% at June 30, 1998, down from 0.57% at year end, and down from 0.65% one year ago. The ratio of nonperforming assets to total loans and ORE was 0.35% at June 30, 1998, down from 0.38% at year end, and down from 0.45% one year ago.
   Problem assets totaled $66.5 million at June 30, 1998, up $2.7 million or 4.2% from year end, but down $1.6 million or 2.3% from one year ago. The components of FSCO's problem assets at June 30, 1998, compared with December 31, 1997, and June 30, 1997, respectively, are discussed below.
   * Nonaccruing loans were $39.7 million, up $4.8 million or 13.6% from year end, and up $0.9 million or 2.3% from one year ago. The increase from year end occurred in commercial loans and real estate term loans, while the increase from one year ago occurred in real estate term loans. The ratio of nonaccruing loans to total loans was 0.32%, essentially unchanged from 0.31% at year end, but down from 0.37% one year ago.
   * Other real estate was $3.9 million, down $4.1 million or 51.0% from year end, and down $4.5 million or 53.7% from one year ago. These reductions were the result of sales of several properties located throughout FSCO's market areas. ORE property values are reviewed at least annually, and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $22.8 million, up $2.0 million or 9.6% from year end, and up $2.1 million or 10.2% from one year ago. The ratio of accruing loans past due 90 days or more to total loans was 0.18%, down from 0.19% at year end, and down from 0.20% one year ago.
   Potential problem loans identified by FSCO amounted to $37.2 million at June 30, 1998, up $29.8 million or 401.5% from year end, and up $27.5 million or 282.1% from one year ago. These increases were primarily due to one large commercial loan. Potential problem loans consisted of commercial loans and residential real estate.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   FSCO's reserve for loan losses was increased to $166.7 million at June 30, 1998, up $9.1 million or 5.8% from year end, and up $16.5 million or 11.0% from one year ago. These increases were due to additions to the reserve in response to strong growth in average loans, and reserves added with the RGB acquisition.
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at June 30, 1998 to be adequate to absorb estimated loan losses in the current loan portfolio. FSCO's coverage ratio of the reserve to nonaccruing loans was 419.66% at June 30, 1998, down from 450.59% at year end, but up from 386.75% one year ago. The ratio of the reserve to total loans was 1.33% at quarter end, down from 1.40% at year end and 1.43% one year ago, due in large part to the strong volume growth in loans. FSCO relies on the methodology for analysis of reserve adequacy outlined in its 1997 Annual Report on Form 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.
   Net loans charged off against the reserve were $24.8 million for year-to-date 1998, down $0.4 million or 1.7% from the year-ago period, and were $15.0 million for the second quarter of 1998, up $2.4 million or 19.1% from the year-ago quarter. The year-to-date decrease was primarily due to improvements in real estate term loan charge-offs and recoveries, while the quarterly increase was primarily due to increased net loans charged off in commercial loans and consumer vehicle and other loans. The annualized ratio of net loans charged off to average loans was 0.42% for year-to-date 1998, down from 0.52% for the year-ago period, and was 0.49% for the quarter, essentially unchanged from 0.50% for the year-ago quarter.
   While reserve adequacy and allocation are measured using the above criteria, FSCO's reserve for loan losses is available for use by its entire loan portfolio, as needed, regardless of allocation.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $31.0 million for year-to-date 1998, up $2.8 million or 9.8% from the year-ago period, and was $18.4 million for the second quarter of 1998, up $4.3 million or 30.7% from the year-ago quarter. These increases included $13.6 million in additions to the reserve, over and above net loans charged off, in the last 12 months as FSCO responded to loan growth during the period, plus $2.9 million in reserves added with the RGB acquisition.

ASSET / LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO's deposits totaled $11.9 billion at June 30, 1998, up $0.5 billion or 4.4% from year end, and up $1.4 billion or 13.8% from one year ago, due to FSCO's continued emphasis on its deposit gathering functions, and the success of several deposit programs. The ratio of loans to deposits was 105.15% at quarter end, up from 98.36% at year end, and up from 100.51% one year ago. These increases were due to continued strong loan demand, loans added with acquisitions, significant increases in mortgage loans due to refinance activity and loans held temporarily for securitization or sale. This ratio, as well as other loan and liquidity ratios, varies with changes in economic cycles and is monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.
   FSCO's debt, which included short-term borrowings and long-term debt, totaled $5.4 billion at June 30, 1998, up $0.5 billion or 10.4% from year end, and up $1.2 billion or 27.6% from one year ago. The components of FSCO's debt at June 30, 1998, compared with December 31, 1997, and June 30, 1997, respectively, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $3.5 billion, up $0.2 billion or 7.0% from year end, and up $0.5 billion or 17.0% from one year ago. These increases occurred as FSCO funded, on an interim basis, the loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, and funded growth in AFS securities through repurchase agreements.
   * All other short-term borrowed funds were $0.4 billion, up $0.1 billion or 20.2% from year end, and up $0.1 billion or 37.2% from one year ago, primarily due to maturing issues formerly classified as long-term debt.
   * Long-term debt was $1.5 billion, up $0.2 billion or 16.0% from year end, and up $0.6 billion or 57.6% from one year ago. These increases were due to new Federal Home Loan Bank borrowings and the October 1997 issuance of $300 million of Floating Rate European Medium Term Notes, partially offset by the ongoing maturity of existing long-term debt.

ASSET / LIABILITY MANAGEMENT:
MARKET RISK
   FSCO's market risk is composed primarily of interest rate risk throughout FSCO's balance sheet, and to a lesser extent, market price risk in trading account securities. FSCO has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET / LIABILITY MANAGEMENT:
INTEREST RATE RISK - OTHER THAN TRADING ACCOUNT SECURITIES
   FSCO continued to maintain a relatively neutral interest rate risk position and a conservative balance sheet for year-to-date 1998. At June 30, 1998, FSCO exhibited slight liability sensitivity for the one-year time horizon and minimal overall interest rate risk. FSCO's net interest income was adversely affected as a result of the significant growth in mortgage refinance activity which generated a large volume of lower rate assets while liability rates exhibited minimal changes during the same period.
   FSCO's average loans for year-to-date 1998 grew $2.2 billion or 22.3% from the year-ago period due to a strong regional economy and resulting loan demand and mortgage refinance activity. Average deposits grew $1.6 billion or 16.4% during the same period due to FSCO's successful deposit promotions, which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized securitizations and external funding sources to support a portion of its asset growth, including the previously-mentioned new Federal Home Loan Bank borrowings. FSCO remained well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or runoff of securities, additional securitizations, and access to external sources of funding.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet through an increase in the average AFS securities for year-to-date 1998, up $1.0 billion or 28.3% from the year-ago period. This increase was primarily funded through the use of repurchase agreements.
   Off-balance sheet derivatives used to manage FSCO's interest rate risk, including interest rate swaps, caps, corridors, floors, and forwards, totaled $2.2 billion notional amount at June 30, 1998, up from $1.5 billion at year end. This increase was due to additional derivatives negotiated in connection with the increased mortgage refinance activity, partially offset by maturities of existing derivatives during the period.

ASSET / LIABILITY MANAGMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES
   Financial futures and options contracts related to FSCO's trading account securities totaled $8.5 billion notional par value at June 30, 1998, down from $12.6 billion notional par value at year end, and down from $16.6 billion notional amount one year ago. Fluctuations in these derivative positions are common as FSCO's traders take advantage of opportunities in the short term futures and options markets.

OTHER ASSETS AND LIABILITIES
   FSCO's intangible assets were $352 million at June 30, 1998, up from year end and one year ago due to goodwill associated with recent acquisitions and increased originated mortgage servicing rights from higher loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
   FSCO's stockholders' equity was increased to $1.5 billion at June 30, 1998, up $0.1 billion or 10.1% from year-end 1997, and up $0.2 billion or 14.9% from one year ago. This growth was due to earnings retained, issuances of new FSCO common stock shares for acquisitions, and the impact of the SFAS 115 net unrealized gain on available for sale securities, partially offset by repurchases of common stock in the public markets in 1997 and early 1998.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   FSCO's ratio of stockholders' equity to total assets was 7.97% at June 30, 1998, compared with 7.72% at year-end 1997 and 8.18% one year ago. The ratio of tangible common equity to tangible assets was 6.26% at quarter end, compared with 6.24% at year end and 6.68% one year ago, reflecting the goodwill recognized with the RGB acquisition and the ongoing origination of mortgage servicing rights.
   FSCO's risk-based capital ratios remained strong at June 30, 1998 due to earnings retained and FSCO's Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026. Regulations permit these Capital Income Securities to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and risk-based capital ratios. As of June 30, 1998, FSCO's Tier 1 risk-based capital ratio was 14.32%, its' Total Capital risk-based capital ratio was 15.58%, and its' leverage ratio was 7.41%.
   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   With its strong equity and risk-based capital ratios, FSCO is well positioned to selectively invest in profitable business opportunities while maintaining capital ratios at levels determined to be prudent and conservative by management.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On July 27, 1998, the directors of FSCO declared a regular quarterly common stock cash dividend of $0.130 per share. This dividend is payable on September 7, 1998 to shareholders of record on August 14, 1998, and is equal to an annual dividend rate of $0.520 per share. At the market closing price of $22.375 per share on Friday, July 24, 1998 (before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been approximately 2.3%.
   The July 27, 1998 dividend was the 174th common stock dividend declared by FSCO, and marked the 64th consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends.
Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $21.375 per share at the close of the market on June 30, 1998, versus a book value of $8.21 per share, resulting in a market-to-book ratio of 260.35%. In comparison, the bid price of FSCO common stock was $18.209 per share at the close of the market on June 30, 1997, versus a book value of $7.26 per share, resulting in a market-to-book ratio of 250.81%. At June 30, 1998, FSCO's common stock market capitalization was $4.0 billion, up $0.7 billion or 19.3% from one year ago.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition strategies, opportunities, and activities were discussed in detail in its 1997 Annual Report on Form 10-K (hereby incorporated by reference). Mergers and acquisitions of the last twelve months, some previously reported, are discussed below.
   * On March 31, 1997, FSCO's subsidiary CrossLand Mortgage purchased the wholesale loan production branch operations of Harbourton Mortgage Co., L.P.
(HMC).
   * On June 30, 1997, FSCO acquired American Bancorp of Nevada (ABN), and ABN's wholly owned subsidiary American Bank of Commerce was merged into FSCO's First Security Bank of Nevada.
   * On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. (RGB) and its two bank subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County. On July 1, 1998, FSCO merged and renamed these subsidiaries as First Security Bank of Southern New Mexico.
   * On May 30, 1998, FSCO acquired California State Bank, headquartered in West Covina, California. At March 31, 1998, CSTB had assets of $863.5 million and 17 branches serving small- and middle-market business customers and retail banking clients in the San Gabriel Valley, as well as Orange, Riverside, and San Bernardino counties of Southern California. This transaction was accounted for as a pooling-of-interests merger, requiring the restatement of all prior period FSCO financial statements. FSCO incurred one-time acquisition charges for this transaction totaling $7.2 million or $0.037 per share after tax.

NATIONAL & REGIONAL ECONOMY

   While consumer spending and other areas of financial demand remained solid in the second quarter, evidences of Asia-related weaknesses in commodity prices and in the manufacturing sector were clearly observable. Aided by the low interest rates, housing and automobile sales were sustained at high levels. With inflation near 1.5%, real incomes were pushed higher and declining import prices provided incentives for aggressive buying. Job gains were steady in the second quarter, but in June, the nation's jobless rate edged slightly higher to 4.5%.
   By midyear, it had become evident that the Asian financial crisis was a huge difficulty that would persist for an extended period of time. More than just a recession, Asia (including Japan) is facing broad-based debt deflation, with the banking sector burdened with a tremendous volume of bad loans. Accordingly, the Japanese yen has weakened against the dollar, and the U.S. international trade deficit has widened and will continue to do so. In the second half of 1998, commodity prices likely will remain under pressure, and corporate profit margins are expected to narrow. In this slower-growth environment, it seems more probable that the Federal Reserve may lower rather than increase interest rates.
   Economic activity in the western United States recorded sustained growth in the second quarter. Rates of expansion are somewhat below last year, but most states' labor markets continue at or near full employment. The lower mortgage and other lending rates have aided the residential and automobile sales climate.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION:
TECHNOLOGICAL CHANGE AND YEAR 2000 COMPUTER ISSUE

   Factors that may affect FSCO's future results of operations and financial condition, including technological changes and the year 2000 (Y2K) computer issue, were discussed in detail in its 1997 Annual Report on Form 10-K (hereby incorporated by reference).
   All businesses and industries worldwide must address the fact that some computer hardware and software may not properly process dates beyond 1999 in their calculations.
   FSCO has made preparing for the Y2K problem a top corporate priority. FSCO's Y2K project requires that its systems be checked for any potential date-handling problems, reprogrammed or replaced as needed, and tested both separately and in operation with other systems. This project includes all of FSCO's mainframe, midrange, and desktop computers, data / voice systems, facilities control, security, and other systems. FSCO will also seek to ascertain the readiness of major customers, suppliers, and other organizations with which FSCO shares data.
   As of June 30, 1998, FSCO is on schedule to have its systems operationally ready by June 30, 1999. In addition, resources are in place to have the majority of systems, including critical systems, ready by December 31, 1998.
   FSCO's expenditures for its Y2K project are estimated to total $20.9 million, including $2.6 million accrued and spent in 1997, plus expenditures of approximately $9.7 million in 1998, $7.6 million in 1999, and $1.0 million in 2000.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited) (A)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1998       1998       1997       1997       1997       1998       1997    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common & Preferred Stock Data (A):
Earnings per common share basic                      0.30       0.33       0.31       0.30       0.29       0.63       0.56    12.5
Earnings per common share diluted                    0.29       0.32       0.30       0.29       0.28       0.60       0.54    11.1
Tangible EPCS diluted                                0.33       0.35       0.31       0.33       0.30       0.69       0.59    16.9
Dividends paid per common share                      0.130      0.130      0.113      0.113      0.113      0.260      0.215   20.9
Book value per common share [EOP]                    8.21       8.02       7.59       7.48       7.26       8.21       7.26    13.1
Tangible book value per common share [EOP]           6.34       6.21       6.05       6.04       5.84       6.34       5.84     8.6
Market price (bid) [EOP]                            21.375     23.813     27.917     19.833     18.209     21.375     18.209   17.4
  High bid for the period                           24.750     26.167     27.917     21.333     19.000     26.167     19.000   37.7
  Low bid for the period                            21.000     21.833     19.083     17.583     14.445     21.000     14.222   47.7
Market capitalization (mktprice x #shrs) [EOP]  4,016,256  4,457,936  5,148,509  3,664,543  3,365,296  4,016,256  3,365,296    19.3
Market price / book value per com share [EOP] %    260.35     296.92     367.81     265.15     250.81     260.35     250.81
Dividend payout ratio (DPCS / EPCS basic) %         43.33      39.39      36.45      37.67      38.97      41.27      38.39
Dividend yield (DPCS / mktprice) [EOP] %             2.43       2.18       1.62       2.28       2.48       2.43       2.48
Price / earnings ratio(mktprice/4qtrsEPCSbasic)      17.2x      19.4x      23.7x      17.0x      16.0x      17.2x      16.0x
Common shares basic [EOP]                         187,895    187,206    184,422    184,770    184,815    187,895    184,815     1.7
Common shares basic [Avg]                         187,623    186,336    184,583    184,717    179,359    186,983    179,789     4.0
Common shares diluted [Avg]                       194,471    193,510    191,671    191,268    185,609    193,993    185,964     4.3
Preferred shares [EOP]                                  9         10         10         10         10          9         10   (10.0)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income                                   350,950    334,101    328,965    315,683    294,255    685,051    568,730    20.5
Interest expense                                  178,012    169,810    163,388    152,372    141,775    347,822    271,679    28.0
Net interest income                               172,938    164,291    165,577    163,310    152,480    337,229    297,051    13.5
Fully taxable equivalent (FTE) adjustment           2,827      2,579      4,176      2,336      1,851      5,406      3,858    40.1
Net interest income, FTE                          175,765    166,870    169,753    165,646    154,331    342,635    300,909    13.9
Provision for loan losses                          18,396     12,598     21,243     13,921     14,074     30,994     28,222     9.8
Noninterest income                                118,534    108,516    106,876     87,543     82,006    227,050    162,739    39.5
Noninterest expenses                              184,277    165,806    164,944    149,830    140,658    350,083    274,130    27.7
Provision for income taxes                         32,892     33,034     28,235     31,066     28,550     65,926     56,231    17.2
Net income                                         55,907     61,369     58,031     56,036     51,204    117,276    101,207    15.9
Preferred stock dividend requirement                    7          7          7          7          8         14         16   (12.5)
Common stock dividend                              22,943     23,586     20,308     20,318     19,569     46,529     37,329    24.6
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities                         53,343    318,224    255,320     87,154    274,014     53,343    274,014   (80.5)
Available for sale (AFS) securities             4,806,559  4,386,629  4,351,525  4,109,176  3,642,437  4,806,559  3,642,437    32.0
  Memo: fair value adjustment AFS securities       39,154     34,640     37,678     19,196      2,081     39,154      2,081  1781.5
Loans, net of unearned income                  12,530,360 12,436,407 11,230,766 11,159,090 10,528,449 12,530,360 10,528,449    19.0
Reserve for loan losses                          (166,658)  (163,256)  (157,525)  (152,951)  (150,170)  (166,658)  (150,170)   11.0
Total interest-earning assets                  17,417,190 17,219,384 16,044,477 15,374,616 14,729,459 17,417,190 14,729,459    18.2
Intangible assets                                 351,547    338,844    285,156    265,492    263,523    351,547    263,523    33.4
Total assets                                   19,360,006 19,132,896 18,151,783 17,145,647 16,413,522 19,360,006 16,413,522    18.0
Noninterest-bearing deposits                    2,402,497  2,339,665  2,431,006  2,391,563  2,435,479  2,402,497  2,435,479    (1.4)
Interest-bearing deposits                       9,514,706  9,483,289  8,986,628  8,531,915  8,039,087  9,514,706  8,039,087    18.4
Total deposits                                 11,917,203 11,822,954 11,417,634 10,923,478 10,474,566 11,917,203 10,474,566    13.8
Short-term borrowed funds                       3,905,250  3,986,966  3,605,199  3,399,509  3,285,243  3,905,250  3,285,243    18.9
Long-term debt                                  1,513,044  1,339,892  1,304,463    954,463    959,897  1,513,044    959,897    57.6
Total interest-bearing liabilities             14,933,000 14,810,147 13,896,290 12,885,887 12,284,227 14,933,000 12,284,227    21.6
Preferred stockholders' equity                        493        501        501        511        532        493        532    (7.3)
Common stockholders' equity                     1,542,377  1,500,734  1,400,345  1,381,980  1,342,678  1,542,377  1,342,678    14.9
Parent company investment in subsidiaries       1,719,975  1,678,122  1,555,112  1,503,053  1,450,529  1,719,975  1,450,529    18.6
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial                                       16,463     16,055     13,670     16,094     17,413     16,463     17,413    (5.5)
  Real estate term                                 17,982     15,826     16,288     17,861     15,908     17,982     15,908    13.0
  Real estate construction                          4,752      4,171      4,669      3,787      4,859      4,752      4,859    (2.2)
  Consumer                                             82        140          2         30         32         82         32   156.3
  Leases                                              434        361        331        316        617        434        617   (29.7)
Total nonaccruing loans                            39,713     36,553     34,960     38,088     38,829     39,713     38,829     2.3
Other real estate                                   3,908      4,342      7,981      6,789      8,449      3,908      8,449   (53.7)
Total nonperforming assets                         43,621     40,895     42,941     44,877     47,278     43,621     47,278    (7.7)
Accruing loans past due 90 days or more            22,833     19,693     20,841     20,109     20,727     22,833     20,727    10.2
Total problem assets                               66,454     60,588     63,782     64,986     68,005     66,454     68,005    (2.3)
Potential problem assets                           37,229     11,493      7,423     11,654      9,742     37,229      9,742   282.1
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                      8,659      8,214      7,996      7,826      7,665      8,659      7,665    13.0
Domestic bank offices:
  FS Bank: Utah (B)                                   132        130        129        127        124        132        124     6.5
  FS Bank: Idaho (B)                                   88         88         88         87         87         88         87     1.1
  FS Bank: Oregon (B)                                  14         13         13         13         13         14         13     7.7
  FS Bank: Wyoming (B)                                  8          8          8          7          7          8          7    14.3
  FSB New Mexico                                       31         31         31         29         29         31         29     6.9
  FSB Southern New Mexico (C)                          11                     0          0          0         11          0     NM
  FSB Nevada                                           14         14         14         14         13         14         13     7.7
  California State Bank (A)                            17         17         17         18         18         17         18    (5.6)
Total domestic bank offices                           315        312        300        295        291        315        291     8.2
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) All FSCO financial statements have been restated to reflect the following:
    - the May 29, 1998 acquisition of California State Bank in a pooling-of-interests merger.
      FSCO incurred one-time acquisition charges of $7.2 million or $0.037 per share after tax.
    - two separate 3-for-2 stock splits in the form of 50% stock dividends paid in May 1997 and February 1998.
(B) FSCO created FS Bank from these mergers: FSB Utah and FSB Idaho (June 1996); FSB Oregon (May 1997); FSB Wyoming (November 1997).
(C) FSCO purchased Rio Grande Bancshares, Inc. and its two bank subsidiaries in February 1998, and merged and renamed them in July
1998.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited) (A)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1998       1998       1997       1997       1997       1998       1997    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities                        138,157    295,414    163,330    178,070    360,339    216,351    264,748   (18.3)
Available for sale (AFS) securities             4,524,500  4,310,715  4,190,292  3,728,035  3,521,411  4,418,198  3,443,416    28.3
  Memo: fair value adjustment AFS securities       33,956     41,342     28,511     13,808    (17,755)    37,629     (7,272) (617.5)
Loans, net of unearned income                  12,374,882 11,656,881 11,214,784 10,829,751 10,006,397 12,017,865  9,823,971    22.3
Reserve for loan losses                          (164,256)  (160,269)  (153,922)  (151,204)  (144,385)  (162,274)  (143,472)   13.1
Deferred taxes on leases                         (198,673)  (196,556)  (192,903)  (186,212)  (187,553)  (197,620)  (185,586)    6.5
Total interest-earning assets, excluding
  fair value adjustment AFS securities
  & deferred taxes on leases                   16,939,894 16,091,448 15,415,241 14,612,051 13,785,315 16,518,015 13,442,052    22.9
Intangible assets                                 349,850    308,452    271,770    262,789    195,413    329,266    191,890    71.6
Total assets                                   18,998,533 18,085,153 17,295,476 16,394,898 15,433,778 18,544,366 15,108,031    22.7
Noninterest-bearing deposits                    2,252,282  2,181,985  2,231,130  2,260,560  2,215,276  2,217,328  2,159,506     2.7
Interest-bearing deposits                       9,459,908  9,207,647  8,658,839  8,223,536  7,781,168  9,334,474  7,761,142    20.3
Total deposits                                 11,712,190 11,389,632 10,889,970 10,484,096  9,996,444 11,551,802  9,920,648    16.4
Short-term borrowed funds                       3,851,257  3,522,497  3,350,840  3,210,660  2,889,451  3,687,785  2,653,587    39.0
Long-term debt                                  1,433,195  1,314,965  1,246,482    971,356    989,408  1,374,407    970,236    41.7
Total interest-bearing liabilities             14,744,360 14,045,109 13,256,161 12,405,553 11,660,027 14,396,666 11,384,965    26.5
Preferred stockholders' equity                        497        501        506        524        532        499        534    (6.6)
Common stockholders' equity                     1,519,335  1,411,739  1,384,287  1,362,645  1,214,361  1,465,834  1,217,636    20.4
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                163,256    157,525    152,951    150,170    144,225    157,525    142,693    10.4
Loans (charged off):
  Commercial                                       (3,725)    (1,932)    (5,122)    (2,158)    (3,491)    (5,657)    (5,033)   12.4
  Real estate term                                   (607)      (383)      (761)      (781)      (967)      (990)    (1,525)  (35.1)
  Real estate construction                              0          0          0        (33)         0          0        (76) (100.0)
  Consumer credit card & related                   (3,441)    (3,445)    (3,955)    (3,348)    (3,490)    (6,886)    (6,919)   (0.5)
  Consumer vehicle & other                        (15,238)   (13,122)   (14,520)   (12,650)   (14,572)   (28,360)   (29,301)   (3.2)
  Leases                                                0         (3)        (5)        (6)         0         (3)         0     NM
Total loans charged off                           (23,011)   (18,885)   (24,363)   (18,976)   (22,520)   (41,896)   (42,854)   (2.2)
Recoveries on loans charged off:
  Commercial                                        1,173      1,955      1,117      1,089      1,686      3,128      3,110     0.6
  Real estate term                                    400        731        724        448        409      1,131        678    66.8
  Real estate construction                             18          3          3          2          3         21          7   200.0
  Consumer credit card & related                      622        728        621        578        649      1,350      1,278     5.6
  Consumer vehicle & other                          5,801      5,673      5,227      5,718      7,182     11,474     12,564    (8.7)
  Leases                                                3          1          2          1          3          4         13   (69.2)
Total recoveries of loans charged off               8,017      9,091      7,694      7,836      9,932     17,108     17,650    (3.1)
Net loans (charged off) recovered                 (14,994)    (9,794)   (16,669)   (11,140)   (12,588)   (24,788)   (25,204)   (1.7)
Provision for loan losses                          18,396     12,598     21,243     13,921     14,074     30,994     28,222     9.8
Acquisitions                                            0      2,927          0          0      4,459      2,927              (34.4)
Reserve for loan losses, ending                   166,658    163,256    157,525    152,951    150,170    166,658    150,170    11.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets (ROAA)                      1.18       1.38       1.33       1.36       1.33       1.28       1.35
Tangible ROAA                                        1.40       1.56       1.39       1.56       1.46       1.48       1.48
Return on average stockholders' equity (ROAE)       14.75      17.62      16.63      16.31      16.91      16.13      16.75
Tangible ROAE                                       22.26      25.14      21.31      22.85      21.83      23.65      21.51
Net interest margin, FTE                             4.15       4.15       4.40       4.53       4.48       4.15       4.48
Net interest spread, FTE                             3.52       3.53       3.71       3.79       3.73       3.53       3.75
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     62.62      60.21      59.63      59.18      59.52      61.45      59.12
Tangible operating expense ratio                    59.57      57.71      59.04      56.91      57.44      58.67      57.09
Productivity ratio (nonint exp / avg assets)         3.89       3.72       3.78       3.63       3.66       3.81       3.66
Stockholders' equity / assets [EOP]                  7.97       7.85       7.72       8.06       8.18       7.97       8.18
Stockholders' equity / assets [Avg]                  8.00       7.81       8.01       8.31       7.87       7.91       8.06
Tangible common equity / tangible assets [EOP]       6.26       6.18       6.24       6.61       6.68       6.26       6.68
Loans / deposits [EOP]                             105.15     105.19      98.36     102.16     100.51     105.15     100.51
Loans / assets [EOP]                                64.72      65.00      61.87      65.08      64.14      64.72      64.14
Reserve for loan losses [EOP] /:
  Total loans                                        1.33       1.31       1.40       1.37       1.43       1.33       1.43
  Nonaccruing loans                                419.66     446.63     450.59     401.57     386.75     419.66     386.75
  Nonaccruing + accruing loans past due 90 days    266.46     290.25     282.30     262.82     252.15     266.46     252.15
Nonaccruing loans / total loans                      0.32       0.29       0.31       0.34       0.37       0.32       0.37
Accruing loans past due 90 days / total loans        0.18       0.16       0.19       0.18       0.20       0.18       0.20
Nonaccruing + accr loans past due / total loans      0.50       0.45       0.50       0.52       0.57       0.50       0.57
Nonperforming assets /:
  Total loans + other real estate                    0.35       0.33       0.38       0.40       0.45       0.35       0.45
  Total assets                                       0.23       0.21       0.24       0.26       0.29       0.23       0.29
  Total equity                                       2.83       2.72       3.07       3.25       3.52       2.83       3.52
  Total equity + reserve for loan losses             2.55       2.46       2.76       2.92       3.17       2.55       3.17
Problem assets /:
  Total loans + other real estate                    0.53       0.49       0.57       0.58       0.65       0.53       0.65
  Total assets                                       0.34       0.32       0.35       0.38       0.41       0.34       0.41
  Total equity                                       4.31       4.04       4.55       4.70       5.06       4.31       5.06
  Total equity + reserve for loan losses             3.89       3.64       4.09       4.23       4.55       3.89       4.55
Net loans charged off / average loans                0.49       0.34       0.59       0.41       0.50       0.42       0.52
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%) - as of June 30, 1998:
                                                    FSCO  FS Bank(C) FSB NewMex FSB Nevada FSBSNewMex  CalStBank
                                               ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       7.62       7.07       6.44       7.41      11.12       7.84
Tier 1 risk-based capital ratio                     10.45       9.25      13.33      14.32      17.73      11.39
Total (Tier 1 + 2) risk-based capital ratio         12.97      10.55      14.59      15.58      18.87      12.64
Tier 1 risk-based capital ($)                   1,455,253  1,055,990    128,888     78,367     45,511     67,016
Total (Tier 1 + 2) risk-based capital ($)       1,806,911  1,203,614    141,051     85,247     48,438     74,398
Total risk-based assets - loan loss reserve ($)13,928,003 11,413,316    966,628    547,096    256,704    588,517
============================================== ========== ========== ========== ========== ========== ========== ========== =======

Notes:
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) All FSCO financial statements have been restated to reflect the following:
    - the May 29, 1998 acquisition of California State Bank in a pooling-of-interests merger.
      FSCO incurred one-time acquisition charges of $7.2 million or $0.037 per share after tax.
    - two separate 3-for-2 stock splits in the form of 50% stock dividends paid in May 1997 and February 1998.
(B) FSCO created FS Bank from these mergers: FSB Utah and FSB Idaho (June 1996); FSB Oregon (May 1997); FSB Wyoming (November 1997).
(C) FSCO purchased Rio Grande Bancshares, Inc. and its two bank subsidiaries in February 1998, and merged and renamed them in July
1998.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A, B)
For the Three Months Ended June 30, 1998 and 1997
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1998        1997   1998   1997                                                    1998      1997  1998-97   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
    133,868      66,465   5.67   5.34  Federal funds sold & securities purchased        1,897       887    1,010      900      110
      1,116         501   3.94   8.78  Interest-bearing deposits in other banks            11        11        0       14      (14)
    138,157     360,339   5.28   5.94  Trading account securities                       1,822     5,355   (3,533)  (3,302)    (231)
  4,490,544   3,539,166   6.62   6.71  Available for sale securities, amortized cost   74,351    59,397   14,954   15,967   (1,013)
                                       Loans, net of unearned income &
 12,176,209   9,818,844   9.06   9.39    deferred taxes on leases (C)                 275,696   230,456   45,240   55,329  (10,089)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 16,939,894  13,785,315   8.35   8.59  TOTAL INTEREST-EARNING ASSETS / INCOME         353,777   296,106   57,671   68,908  (11,237)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    339,386     582,317   1.69   1.69  Interest-bearing demand accounts                 1,437     2,454   (1,017)  (1,024)       7
  4,245,292   3,297,333   2.93   3.23  Savings & money market accounts                 31,114    26,654    4,460    7,663   (3,203)
  1,373,212     867,652   5.74   5.73  Time deposits of $100,000 or more               19,716    12,436    7,280    7,246       34
  3,502,018   3,033,866   5.68   5.67  Other time deposits                             49,749    43,031    6,718    6,640       78
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,459,908   7,781,168   4.31   4.35  TOTAL INTEREST-BEARING DEPOSITS                102,016    84,575   17,441   20,525   (3,084)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  3,406,527   2,609,783   5.37   5.38  Federal funds purchased & securities sold       45,710    35,122   10,588   10,722     (134)
    444,730     279,668   5.80   7.07  Other short-term borrowings                      6,447     4,945    1,502    2,919   (1,417)
  1,433,195     989,408   6.65   6.93  Long-term debt                                  23,839    17,133    6,706    7,685     (979)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 14,744,360  11,660,027   4.83   4.86  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   178,012   141,775   36,237   41,851   (5,614)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.35   8.59  Interest income / earning assets
                          4.20   4.11  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.15   4.48  Net interest income / earning assets           175,765   154,331   21,434   27,057   (5,623)
                                       Less fully taxable equivalent adjustment         2,827     1,851      976
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONSOLIDATED
                                         STATEMENTS OF INCOME                         172,938   152,480   20,458
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========
For the Six Months Ended June 30, 1998 and 1997
    Average Balance      Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1998        1997   1998   1997                                                    1998      1997  1998-97   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     99,502      85,866   5.76   5.15  Federal funds sold & securities purchased        2,865     2,213      652      351      301
      1,348       2,365   6.23   5.67  Interest-bearing deposits in other banks            42        67      (25)     (29)       4
    216,351     264,748   5.60   5.87  Trading account securities                       6,060     7,770   (1,710)  (1,420)    (290)
  4,380,569   3,450,688   6.65   6.68  Available for sale securities, amortized cost  145,707   115,241   30,466   31,055     (589)
                                       Loans, net of unearned income &
 11,820,245   9,638,385   9.07   9.28    deferred taxes on leases (C)                 535,783   447,297   88,486  101,255  (12,769)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 16,518,015  13,442,052   8.36   8.52  TOTAL INTEREST-EARNING ASSETS / INCOME         690,457   572,588  117,869  131,212  (13,343)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    323,932     649,441   1.73   2.23  Interest-bearing demand accounts                 2,800     7,247   (4,447)  (3,632)    (815)
  4,151,106   3,260,814   2.95   3.14  Savings & money market accounts                 61,307    51,132   10,175   13,960   (3,785)
  1,366,514     864,969   5.80   5.60  Time deposits of $100,000 or more               39,628    24,223   15,405   14,046    1,359
  3,492,922   2,985,918   5.66   5.61  Other time deposits                             98,790    83,702   15,088   14,212      876
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,334,474   7,761,142   4.34   4.29  TOTAL INTEREST-BEARING DEPOSITS                202,525   166,304   36,221   38,586   (2,365)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  3,270,058   2,373,688   5.34   5.22  Federal funds purchased & securities sold       87,304    61,946   25,358   23,393    1,965
    417,727     279,899   5.83   6.73  Other short-term borrowings                     12,180     9,414    2,766    4,636   (1,870)
  1,374,407     970,236   6.67   7.01  Long-term debt                                  45,813    34,015   11,798   14,170   (2,372)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 14,396,666  11,384,965   4.83   4.77  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   347,822   271,679   76,143   80,785   (4,642)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.36   8.52  Interest income / earning assets
                          4.21   4.04  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.15   4.48  Net interest income / earning assets           342,635   300,909   41,726   50,427   (8,701)
                                       Less fully taxable equivalent adjustment         5,406     3,858    1,548
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME, PER CONSOLIDATED
                                         STATEMENTS OF INCOME                         337,229   297,051   40,178
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

Notes:
(A) All FSCO financial statements have been restated to reflect the following:
    - the May 29, 1998 acquisition of California State Bank in a pooling-of-interests merger.
    - two separate 3-for-2 stock splits in the form of 50% stock dividends paid in May 1997 and February 1998.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1998 and 1997.
(C) Loans include nonaccruing loans.
    Interest on loans includes fees of $11,300 and $9,544 for the 1998 and 1997 quarters, respectively.
    Interest on loans includes fees of $21,155 and $17,649 for the 1998 and 1997 year-to-date periods, respectively.

FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited) (A)
                                              June 30 %Total December 31 %Total     June 30 %Total  Jun/Jun
                                                 1998  Loans        1997  Loans        1997  Loans     %Chg
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial                     2,460,080   19.6   2,251,179   20.0   2,097,863   19.9     17.3
Agricultural                                  411,855    3.3     362,820    3.2     358,087    3.4     15.0
Other commercial                              181,280    1.4     144,866    1.3     162,989    1.5     11.2
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      3,053,215   24.4   2,758,865   24.6   2,618,939   24.9     16.6
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term              2,838,179   22.7   2,177,415   19.4   1,718,857   16.3     65.1
1 to 4 family residential home equity         466,598    3.7     506,999    4.5     503,285    4.8     (7.3)
1 to 4 family residential construction        485,704    3.9     425,343    3.8     415,288    3.9     17.0
Commercial & other term                     1,176,676    9.4   1,112,042    9.9   1,174,627   11.2      0.2
Commercial & other construction               271,010    2.2     313,686    2.8     263,710    2.5      2.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             5,238,167   41.8   4,535,485   40.4   4,075,767   38.7     28.5
  Memo: Total real estate term              4,481,453   35.8   3,796,456   33.8   3,396,769   32.3     31.9
  Memo: Loans held for sale included
    included in total real estate term      1,704,036   13.6   1,125,616   10.0     677,734    6.4    151.4
  Memo: Total real estate construction        756,714    6.0     739,029    6.6     678,998    6.4     11.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit card & related                         313,292    2.5     320,656    2.9     297,610    2.8      5.3
Vehicle & other consumer                    2,818,938   22.5   2,585,139   23.0   2,615,956   24.8      7.8
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        3,132,230   25.0   2,905,795   25.9   2,913,566   27.7      7.5
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES                                1,106,748    8.8   1,030,621    9.2     920,177    8.7     20.3
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME              12,530,360  100.0  11,230,766  100.0  10,528,449  100.0     19.0
  Memo: Unearned income                      (105,407)          (106,369)           (98,888)            6.6
Reserve for loan losses                      (166,658)          (157,525)          (150,170)           11.0
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                           12,363,702         11,073,241         10,378,279            19.1
========================================= =========== ====== =========== ====== =========== ====== ========

Notes:
(A) All FSCO financial statements have been restated to reflect the May 29, 1998, acquisition of California State Bank in a pooling-of-interests merger.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of FSCO's 1997 Annual Report on Form 10-K, there have been no material developments in connection with pending legal proceedings not already disclosed in previous filings with the SEC.
   Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases discussed previously reported will have a material adverse impact on the business or assets of FSCO.


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


ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K
(a) Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).
(b) Reports on Form 8-K:
    * On July 20, 1998, FSCO filed a report on Form 8-K reporting that it had issued a press release announcing its earnings and other financial data for the first six months of 1998.


                                    # # #

SIGNATURES

FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION
by
[SIGNED]                                                  August 12, 1998
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President and Chief Financial Officer
Finance and Capital Markets
(Principal Financial and Accounting Officer)

                                    # # #