Form 10-Q
period 1998-09-30
FIRST SECURITY CORP /UT/
filed 1998-11-13
CIK 312367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                               September 30, 1998
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

                             Yes [X]       No [ ]

   As of October 31, 1998, outstanding shares of Common Stock, par value $1.25, were 188,694,430 (net of 1,238,574 treasury shares).


FIRST SECURITY CORPORATION - INDEX
Part I. Financial Information
  Item 1. Financial Statements:
    Consolidated Statements of Income
      Three Months and Year To Date Nine Months Ended Sept. 30, 1998 and 1997 Consolidated Balance Sheets
      September 30, 1998, December 31, 1997, and September 30, 1997
    Condensed Consolidated Statements of Cash Flows
      Year To Date Nine Months Ended September 30, 1998 and 1997
    Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of
      Results of Operations and Financial Condition:
    Important Notices
    Forward-Looking Statements
    Highlights
    Analysis of Statements of Income
      Earnings Summary
      Total Revenues
      Net Interest Income and Net Interest Margin
      Provision For Loan Losses
      Noninterest Income
      Noninterest Expenses
    Analysis of Balance Sheets
      Summary
      Interest-Earning Assets: Trading Account Securities and Other Money
        Market Investments
      Interest-Earning Assets: Available for Sale Securities
      Interest-Earning Assets: Loans
      Asset Quality: Problem Assets and Potential Problem Assets
      Asset Quality: Reserve for Loan Losses
      Asset Quality: Provision for Loan Losses
      Asset / Liability Management: Liquidity
      Asset / Liability Management: Market Risk
      Asset / Liability Management: Interest Rate Risk - Other Than Trading
        Account Securities
      Asset / Liability Management: Market Risk - Trading Account Securities Other Assets and Liabilities
      Stockholders' Equity and Capital Adequacy
      Common and Preferred Stock
    Mergers And Acquisitions
    Corporate Structure
    National and Regional Economy
    Factors That May Affect Future Results of Operations and Financial
        Condition: Technological Change and Year 2000 Computer Issues
      Year 2000 Project
      Year 2000 Risks
      Year 2000 Contingency Plans
      Year 2000 Forward-Looking Statements
    Supplemental Financial Tables:
      Financial Highlights, Risk-Based Capital Ratios
      Volume / Rate Analysis
      Loans
Part II. Other Information
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit 11. Computation of Earnings Per Share
Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited) (A)
                                                                     Three Months                  Year-To-Date Nine Months
For the Periods Ended September 30, 1998 and 1997             1998     1997     $Chg    %Chg       1998     1997     $Chg    %Chg
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
INTEREST INCOME:
Interest & fees on loans                                   288,031  251,211   36,820    14.7    822,223  697,685  124,538    17.9
Federal funds sold & securities purchased                    1,160    1,081       79     7.3      4,025    3,294      731    22.2
Interest-bearing deposits in other banks                        23       18        5    27.8         65       85      (20)  (23.5)
Trading account securities                                     881    2,566   (1,685)  (65.7)     6,930   10,324   (3,394)  (32.9)
Available for sale securities                               76,321   60,807   15,514    25.5    218,224  173,025   45,199    26.1
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
TOTAL INTEREST INCOME                                      366,416  315,683   50,733    16.1  1,051,467  884,413  167,054    18.9
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
INTEREST EXPENSE:
Deposits                                                   103,178   90,786   12,392    13.6    305,703  257,090   48,613    18.9
Short-term borrowings                                       57,478   45,249   12,229    27.0    156,962  116,609   40,353    34.6
Long-term debt                                              26,005   16,337    9,668    59.2     71,818   50,352   21,466    42.6
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
TOTAL INTEREST EXPENSE                                     186,661  152,372   34,289    22.5    534,483  424,051  110,432    26.0
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NET INTEREST INCOME                                        179,755  163,311   16,444    10.1    516,984  460,362   56,622    12.3
Provision for loan losses                                   18,068   13,922    4,146    29.8     49,062   42,144    6,918    16.4
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        161,687  149,389   12,298     8.2    467,922  418,218   49,704    11.9
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                         22,760   22,465      295     1.3     67,746   66,389    1,357     2.0
Other service charges, collections, commissions & fees      18,493   14,701    3,792    25.8     52,402   38,474   13,928    36.2
Asset securitization gains                                   1,260      201    1,059   526.9     17,709    8,017    9,692   120.9
Bankcard servicing fees & third-party processing fees        9,652    9,236      416     4.5     27,128   25,923    1,205     4.6
Insurance commissions & fees                                 4,617    4,163      454    10.9     12,626   12,769     (143)   (1.1)
Mortgage banking activities                                 60,781   32,742   28,039    85.6    156,438   81,931   74,507    90.9
Mortgage banking activities MSR amortization               (10,653)  (3,877)  (6,776) (174.8)   (28,241) (11,968) (16,273) (136.0)
Trust (fiduciary) commissions & fees                         7,549    6,422    1,127    17.5     21,296   18,459    2,837    15.4
Trading account securities gains (losses)                      173     (244)     417   170.9        418      690     (272)  (39.4)
Available for sale securities gains (losses)                    (2)      44      (46) (104.5)     3,310    2,957      353    11.9
Other                                                          266    1,690   (1,424)  (84.3)    11,114    6,641    4,473    67.4
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
TOTAL NONINTEREST INCOME                                   114,896   87,543   27,353    31.2    341,946  250,282   91,664    36.6
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                                99,774   76,362   23,412    30.7    284,697  219,476   65,221    29.7
Amortization of intangibles                                  2,845    3,543     (698)  (19.7)     8,347    8,379      (32)   (0.4)
Armored & messenger                                          1,545    1,507       38     2.5      4,825    4,505      320     7.1
Bankcard interbank interchange & fees                        9,174    8,876      298     3.4     26,561   25,415    1,146     4.5
Credit, appraisal & repossessions                            6,963    4,915    2,048    41.7     19,607   10,591    9,016    85.1
Fees                                                         2,669    2,301      368    16.0      8,548    7,522    1,026    13.6
Furniture & equipment                                       13,880   12,553    1,327    10.6     41,464   34,631    6,833    19.7
Insurance                                                    2,076    1,539      537    34.9      6,185    4,684    1,501    32.0
Marketing                                                    2,877    3,740     (863)  (23.1)    10,331    9,810      521     5.3
Occupancy, net                                               9,450    8,961      489     5.5     28,194   26,893    1,301     4.8
Other real estate expense & loss provision (recovery)          112      560     (448)  (80.0)       504    1,703   (1,199)  (70.4)
Postage                                                      3,257    2,913      344    11.8      9,929    8,310    1,619    19.5
Professional                                                 3,570    3,203      367    11.5     14,859    9,421    5,438    57.7
Stationery & supplies                                        4,760    4,678       82     1.8     15,560   12,956    2,604    20.1
Telephone                                                    4,310    4,040      270     6.7     12,034   12,219     (185)   (1.5)
Travel                                                       3,214    2,477      737    29.8      8,819    7,021    1,798    25.6
Other                                                        9,040    7,662    1,378    18.0     29,135   20,424    8,711    42.7
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
TOTAL NONINTEREST EXPENSES                                 179,516  149,830   29,686    19.8    529,599  423,960  105,639    24.9
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                    97,067   87,102    9,965    11.4    280,269  244,540   35,729    14.6
Provision for income taxes                                  33,976   31,066    2,910     9.4     99,902   87,297   12,605    14.4
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NET INCOME                                                  63,091   56,036    7,055    12.6    180,367  157,243   23,124    14.7
======================================================= ========== ======== ======== ======= ========== ======== ======== =======
Dividend requirement of preferred stock                          7        7        0     0.0         21       23       (2)   (8.7)
------------------------------------------------------- ---------- -------- -------- ------- ---------- -------- -------- -------
NET INCOME APPLICABLE TO COMMON STOCK                       63,084   56,029    7,055    12.6    180,346  157,220   23,126    14.7
======================================================= ========== ======== ======== ======= ========== ======== ======== =======
Common stock dividend                                       24,472   20,318    4,154    20.4     71,001   57,647   13,354    23.2
======================================================= ========== ======== ======== ======= ========== ======== ======== =======
EARNINGS PER COMMON SHARE:
Earnings per common share basic                               0.34     0.30     0.04    13.3       0.96     0.87     0.09    10.3
Earnings per common share diluted                             0.33     0.29     0.04    13.8       0.93     0.84     0.09    10.7
Common shares basic [Avg]                                  187,931  184,717    3,214     1.7    187,303  181,450    5,853     3.2
Common shares diluted [Avg]                                193,621  191,268    2,353     1.2    193,868  187,751    6,117     3.3
======================================================= ========== ======== ======== ======= ========== ======== ======== =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                  0.79     0.79     0.00     0.0       2.36     2.36     0.00     0.0
Common stock dividend                                         0.130    0.113    0.017   15.0       0.390    0.328    0.062   18.9
======================================================= ========== ======== ======== ======= ========== ======== ======== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited) (A)
                                                                           September 30 December 31 September 30    Sep/Sep Sep/Sep
                                                                                   1998        1997        1997       $ Chg   % Chg
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
ASSETS:
Cash & due from banks                                                           828,015   1,219,435     928,056    (100,041)  (10.8)
Federal funds sold & securities purchased under resale agreements                39,171     206,266      18,596      20,575   110.6
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Cash & Cash Equivalents                                                   867,186   1,425,701     946,652     (79,466)   (8.4)
Interest-bearing deposits in other banks                                          2,631         600         600       2,031   338.5
Trading account securities                                                       73,067     255,320      87,154     (14,087)  (16.2)
Available for sale securities, at fair value                                  4,912,396   4,351,525   4,109,176     803,220    19.5
  (Amortized cost: $4,833,246; $4,313,847; and $4,089,980; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Loans, net of unearned income                                                12,926,926  11,230,766  11,159,090   1,767,836    15.8
  (Unearned income: $110,943; $106,369; and $106,743; respectively)
Reserve for loan losses                                                        (169,058)   (157,525)   (152,951)    (16,107)   10.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Loans, Net                                                             12,757,868  11,073,241  11,006,139   1,751,729    15.9
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Premises & equipment, net                                                       327,671     288,433     284,709      42,962    15.1
Accrued income receivable                                                       119,422     106,974     106,037      13,385    12.6
Other real estate                                                                 2,798       7,981       6,789      (3,991)  (58.8)
Other assets                                                                    438,802     356,852     332,899     105,903    31.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Goodwill                                                                        205,915     174,928     169,817      36,098    21.3
Mortgage servicing rights                                                       147,445     108,630      94,014      53,431    56.8
Other intangible assets                                                           4,099       1,598       1,661       2,438   146.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Intangible Assets                                                         357,459     285,156     265,492      91,967    34.6
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL ASSETS                                                                 19,859,300  18,151,783  17,145,647   2,713,653    15.8
=========================================================================== =========== =========== =========== =========== =======
LIABILITIES:
Deposits: noninterest-bearing                                                 2,431,637   2,431,006   2,391,563      40,074     1.7
Deposits: interest-bearing                                                    9,511,979   8,986,628   8,531,915     980,064    11.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Deposits                                                               11,943,616  11,417,634  10,923,478   1,020,138     9.3
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Federal funds purchased & securities sold under repurchase agreements         3,680,396   3,252,259   2,919,217     761,179    26.1
U.S. Treasury demand notes                                                       39,091      21,050      18,844      20,247   107.4
Other short-term borrowings                                                     307,432     331,890     461,448    (154,016)  (33.4)
Accrued income taxes                                                            341,952     255,062     239,086     102,866    43.0
Accrued interest payable                                                         56,468      51,928      46,976       9,492    20.2
Other liabilities                                                               130,861     116,651     199,645     (68,784)  (34.5)
Long-term debt                                                                1,749,478   1,304,463     954,463     795,015    83.3
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES                                                            18,249,294  16,750,937  15,763,157   2,486,137    15.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                            491         501         510         (19)   (3.7)
  (Shares issued: 9; 10; and 10; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common Stockholders' Equity:
Common stock: par value $1.25                                                   237,099     232,595     232,539       4,560     2.0
  (Shares issued: 189,679; 186,076; and 186,032; respectively)
Paid-in surplus                                                                 157,164     115,855     109,369      47,795    43.7
Retained earnings                                                             1,190,538   1,081,195   1,044,708     145,830    14.0
Accumulated other comprehensive income                                           49,595      23,568      12,257      37,338   304.6
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Subtotal                                                                      1,634,396   1,453,213   1,398,873     235,523    16.8
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Common treasury stock, at cost                                                  (24,881)    (52,868)    (16,893)     (7,988)   47.3
  (Shares: 1,238; 1,654; and 1,262; respectively)
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
Total Common Stockholders' Equity                                             1,609,515   1,400,345   1,381,980     227,535    16.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL STOCKHOLDERS' EQUITY                                                    1,610,006   1,400,846   1,382,490     227,516    16.5
--------------------------------------------------------------------------- ----------- ----------- ----------- ----------- -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     19,859,300  18,151,783  17,145,647   2,713,653    15.8
=========================================================================== =========== =========== =========== =========== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares; unaudited) (A)
                                                                      Year-To-Date Nine Months
For the Periods Ended September 30, 1998 and 1997                           1998        1997
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       879,165     598,211
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                        7,232     347,653
Redemption of matured available for sale securities                     1,285,996     712,180
Purchases of available for sale securities                             (1,708,858) (1,710,756)
Net (increase) decrease in interest-bearing deposits in other banks        (2,031)     31,117
Net (increase) decrease in loans                                       (2,064,283) (1,329,912)
Proceeds from sales of auto loans                                               0           0
Purchases of premises and equipment                                       (29,715)    (26,096)
Proceeds from sales of other real estate                                    8,972       8,478
Payments to improve other real estate                                      (2,218)     (2,754)
Net cash (paid for) received from acquisitions                             45,007      32,189
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (2,459,898) (1,937,901)
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                       182,628     590,830
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes             445,378     342,728
Proceeds (payments) on nonrecourse debt on leveraged leases                75,635      11,335
Proceeds from issuance of long-term debt and short-term borrowings        487,277     243,003
Payments on long-term debt and short-term borrowings                      (86,050)    (48,796)
Proceeds from issuance of common stock and sales of treasury stock         11,864      10,228
Purchases of treasury stock                                               (23,491)    (53,787)
Dividends paid                                                            (71,023)    (57,561)
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,022,218   1,037,980
--------------------------------------------------------------------- ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (558,515)   (301,710)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,425,701   1,248,362
--------------------------------------------------------------------- ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  867,186     946,652
===================================================================== =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------- ----------- -----------
CASH PAID (RECEIVED) FOR:
  Interest                                                                529,943     419,734
  Income taxes                                                             30,299      34,091
===================================================================== =========== ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted                                        180         553
  Number of common shares issued                                            6,929      13,728
  Conversion value                                                             10          29
Transfer of loans to other real estate                                      1,779       2,800
Net unrealized gain (loss) on available for sale securities
  included in stockholders' equity                                         26,027      11,361
Acquisitions:
  Assets acquired                                                       1,317,988     369,829
  Liabilities assumed                                                   1,147,242     272,768
  Number of FSCO shares issued                                         15,347,609   3,574,159
===================================================================== =========== ===========

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited) (A, B)
                                                                Three Months                       Year-To-Date Nine Months
For the Periods Ended September 30,                     1998       1997       $Chg    %Chg       1998       1997       $Chg    %Chg
------------------------------------------------- ---------- ---------- ---------- ------- ---------- ---------- ---------- -------
NET INCOME                                            63,091     56,036      7,055    12.6    180,367    157,243     23,124    14.7
------------------------------------------------- ---------- ---------- ---------- ------- ---------- ---------- ---------- -------
OTHER COMPREHENSIVE INCOME, AFTER TAX                 25,043     10,728     14,315   133.4     26,027     11,361     14,666   129.1
------------------------------------------------- ---------- ---------- ---------- ------- ---------- ---------- ---------- -------
COMPREHENSIVE INCOME                                  88,134     66,764     21,370    32.0    206,394    168,604     37,790    22.4
================================================= ========== ========== ========== ======= ========== ========== ========== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION (FSCO)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of management, the accompanying unaudited consolidated financial statements of FSCO contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects,
FSCO's: results of operations for the three months and year-to-date nine months ended September 30, 1998 and 1997; financial position as of September 30, 1998, December 31, 1997, and September 30, 1997; and cash flows for the year-to-date nine months ended September 30, 1998 and 1997.

   2. FSCO's results of operations for the three months and year-to-date nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

   3.  All FSCO financial data has been restated for:
   * two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998 (see: "Common and Preferred Stock").
   * SFAS No. 128, "Earnings Per Share" (EPS), which required the restatement of EPS primary to EPS basic and EPS fully diluted to EPS diluted (see:
"Analysis of Statements of Income: Earnings Summary").
   * the May 30, 1998 pooling-of-interests merger with California State Bank (CSB; see: "Mergers and Acquisitions"). In addition, on October 1, 1998, FSCO restated the financial data for its previously released Annual Report on Form 10-K for the year ended December 31, 1997 in order to reflect the CSB merger (see: "Item 6. Exhibits and Reports on Form 8-K"). For this merger, FSCO issued approximately 11,383,000 shares of its common stock in exchange for all of the outstanding shares of CSB common stock, and incurred one-time merger charges totaling $8.9 million pre-tax (including $6.9 million of noninterest expenses) and $7.2 million or $0.037 per share after tax recorded in the second quarter of 1998. There were no material intercompany transactions between FSCO and CSB prior to the merger. Certain reclassifications / adjustments have been made to amounts previously reported by CSB to conform to FSCO accounting practices and policies.

   4. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase acquisitions, and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition from the following purchase acquisitions completed in 1997 and year-to-date 1998:
   * On March 31, 1997, FSCO's subsidiary CrossLand Mortgage acquired the wholesale loan production branch operations of Harbourton Mortgage Co., L.P.
   * On June 30, 1997, FSCO acquired American Bancorp of Nevada and merged its wholly owned subsidiary American Bank of Commerce into FSCO's First Security Bank of Nevada.
   * On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. and its two bank subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County. On July 1, 1998, FSCO merged and renamed these subsidiaries as First Security Bank of Southern New Mexico.
   Pro forma results of operations for 1998 and 1997, as if the above acquired companies had combined at the beginning of the periods, are not presented because the effect was not material.

   5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks, and Federal funds sold and securities purchased under resale agreements.

   6. In accordance with SFAS No. 125, FSCO's capitalized mortgage servicing rights for the year to date nine months ended September 30, 1998 included $67.1 million originated and $28.2 million amortized during the period.

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

   8. In accordance with Securities and Exchange Commission (SEC) Rule 210.4-08(n) of Regulation S-X "Accounting policies for certain derivative instruments", FSCO's accounting policies for derivative instruments were discussed in detail in its 1997 Annual Report on Form 10-K and in its October 1, 1998 Report on Form 8-K restating the financial data for that 10-K (hereby incorporated by reference). Since the filing of that report, there have been no material changes in FSCO's accounting policies for derivative instruments.

   9. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supercedes SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments", and also amends certain aspects of other SFAS's previously issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
   SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
   FSCO is currently working on the implementation of SFAS No. 133 and expects to make changes in its accounting for derivatives. The full effect of SFAS No. 133 is not known at this time.

                                    # # #

FIRST SECURITY CORPORATION (FSCO)
PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS (MDA) OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPORTANT NOTICES:

   1. THIS MDA SHOULD BE READ IN CONJUNCTION WITH FSCO'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
   2. ALL FSCO FINANCIAL DATA HAS BEEN RESTATED FOR:
   * two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.
   * SFAS No. 128, "Earnings Per Share" (EPS), which required the restatement of EPS primary to EPS basic and EPS fully diluted to EPS diluted.
   * the May 30, 1998 pooling-of-interests merger with California State Bank
(CSB).

FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein, including the "year 2000 issues" discussion, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: year 2000 issues; the economic environment, particularly in the regions where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting FSCO's operations and personnel.
   Be advised that FSCO, as part of its ongoing business, regularly evaluates the potential acquisition of, and holds discussions with, prospective acquisition candidates, which candidates may conduct any type of businesses permissible for a bank holding company and its affiliates. FSCO's discussions in this document are subject to the changes that may result if any such acquisition transaction is completed. FSCO restates its guiding principle that it will not comment on or publicly announce any such acquisition until after a binding and definitive acquisition agreement has been reached.
   FSCO specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

HIGHLIGHTS

RESULTS OF OPERATIONS - YEAR-TO-DATE 1998 (compared to year-ago period)
* Net income: $180.4 million, up 14.7%; $187.6 million before CSB merger charges, up 19.3%.
* Earnings per share diluted: $0.93, up 10.7%; $0.97 before CSB merger charges, up 15.5%.
* Noninterest income: $341.9 million, up 36.6%.
RESULTS OF OPERATIONS - THIRD QUARTER 1998 (compared to year-ago quarter)
* Net income: $63.1 million, up 12.6%.
* Earnings per share diluted: $0.33, up 13.8%.
FINANCIAL CONDITION - SEPTEMBER 30, 1998 (compared to year end and year ago)
* Total assets: $19.9 billion, up 9.4% and 15.8%.
* Loans: $12.9 billion, up 15.1% and 15.8%.
* Stockholders' equity: $1.6 billion, up 14.9% and 16.5%.
* Ratio of total problem assets to total loans & ORE: 0.50%, down from 0.58% and 0.58%.
* Ratio of reserve to total loans: 1.31%, down from 1.40% and 1.37%.
* Ratio of reserve to nonaccruing loans: 410.48%, down from 427.17% and 401.57%.
* All equity and risk-based capital ratios continued to exceed regulatory requirements for "well capitalized" status.
OTHER HIGHLIGHTS
* September 23, 1998, FSCO signed a definitive agreement to acquire Van Kasper & Company.
* October 7, 1998, FSCO signed a definitive agreement to acquire Marine National Bank.

ANALYSIS OF STATEMENTS OF INCOME

EARNINGS SUMMARY
   FSCO's net income was a record $180.4 million for year-to-date 1998, up $23.1 million or 14.7% from the corresponding 1997 period. This net income represented a 1.27% return on average assets (ROAA) and a 16.11% return on average equity (ROAE) for the year to date, compared with a 1.35% ROAA and a 16.59% ROAE for the year-ago period. Earnings per share (EPS) diluted were $0.93 for the year to date, up $0.09 or 10.7% from the year-ago period. The tangible ROAA was 1.48%, the tangible ROAE was 23.70%, and tangible EPS diluted were $1.06 for the year to date, compared with a 1.51% tangible ROAA, a 21.98% tangible ROAE, and tangible EPS diluted of $0.92 for the year-ago period.
   Before one-time CSB merger charges totaling $7.2 million after tax, FSCO's net income was $187.6 million for year-to-date 1998, up $30.4 million or 19.3% from the year-ago period. This net income generated a 1.33% ROAA and a 16.75% ROAE. Earnings per share diluted were $0.97 for the year to date, up $0.13 or 15.5% from the year-ago period. The tangible ROAA was 1.53%, the tangible ROAE was 24.54%, and tangible EPS diluted were $1.10 for the year to date.
   FSCO's net income was a record $63.1 million for the third quarter of 1998, up $7.1 million or 12.6% from the third quarter of 1997. This net income generated a 1.27% ROAA and a 16.07% ROAE for the quarter, compared with a 1.36% ROAA and a 16.31% ROAE for the year-ago quarter. Earnings per share diluted were $0.33 for the quarter, up $0.04 or 13.8% from the year-ago quarter. The tangible ROAA was 1.49%, the tangible ROAE was 23.81%, and tangible EPS diluted were $0.37 for the quarter, compared with a 1.56% tangible ROAA, a 22.85% tangible ROAE, and tangible EPS diluted of $0.33 for the year-ago quarter.

TOTAL REVENUES
   FSCO's revenues (net interest income plus noninterest income) were $858.9 million for year-to-date 1998, up $148.3 million or 20.9% from the year-ago period, and were $294.7 million for the third quarter of 1998, up $43.8 million or 17.5% from the year-ago quarter. The components of FSCO's total revenues are discussed below in the "Net Interest Income And Net Interest Margin" and "Noninterest Income" sections.

NET INTEREST INCOME AND NET INTEREST MARGIN
   FSCO's net interest income on a fully taxable equivalent (FTE) basis was $524.6 million for year-to-date 1998, up $58.1 million or 12.5% from the year-ago period, and was $182.0 million for the third quarter of 1998, up $16.4 million or 9.9% from the year-ago quarter. These increases were due to a combination of continued strong demand for loans, growth in the securities portfolios, and the positive impact of three purchase acquisitions completed in the last twelve months. These factors were partially offset by growth of average interest-bearing liabilities. On a linked quarter basis, FSCO's net interest income FTE for the third quarter of 1998 increased $6.2 million or 3.6% over the second quarter of 1998.
   FSCO's net interest margin was 4.15% for year-to-date 1998, down 35 basis points from the year-ago period, and was 4.14% for the third quarter of 1998, down 39 basis points from the year-ago quarter. These decreases were due to a combination of the following factors: strong volume growth in loans, especially refinanced mortgages, which were originated at lower rates but funded by additional short term borrowed funds and deposits at relatively constant rates; and a small shift in the deposit mix from transaction accounts to time deposits with higher rates. On a linked quarter basis, FSCO's net interest margin has remained essentially unchanged for three quarters in a row while net interest income was increased through its lending and investing activities. FSCO expects its full year 1998 net interest margin to range in a band from approximately 4.00% to 4.25%.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $49.1 million for year-to-date 1998, up $6.9 million or 16.4% from the year-ago period, and was $18.1 million for the third quarter of 1998, up $4.1 million or 29.8% from the year-ago quarter (see:
"Asset Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income was $341.9 million for year-to-date 1998, up $91.7 million or 36.6% from the year-ago period, and was $114.9 million for the third quarter of 1998, up $27.4 million or 31.2% from the year-ago quarter. These increases were due to several factors including: strong growth in mortgage banking activities generated by lower interest rates and purchase acquisitions; gains from ongoing asset securitizations / sales; growth in loan servicing and trust fees; and FSCO's continued emphasis on improving its value pricing of all fee-based services and on increasing and diversifying its sources of noninterest income. FSCO's noninterest income amounted to 39.81% of total revenues for year-to-date 1998, up from 35.22% for the year-ago period, and was 38.99% of total revenues for the quarter, up from 34.90% for the year-ago quarter.

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $529.6 million for year-to-date 1998, up $105.6 million or 24.9% from the year-ago period, and were $179.5 million for the third quarter of 1998, up $29.7 million or 19.8% from the year-ago quarter. These increases were primarily due to the following: additions of revenue-generating personnel; additional operating expenses of purchase acquisitions; ongoing volume growth; the cost of necessary technological advances and upgrades including "year 2000" expenditures; one-time CSB merger noninterest expenses of $6.9 million; and one-time costs for the creation of a "Section 20" securities broker / dealer subsidiary. FSCO continued to control ongoing noninterest expenses while expending the funds needed to support strong growth, multiple acquisitions, and investments in technology. The components of FSCO's noninterest expenses are discussed below.
   * FSCO's salaries and benefits expense were $284.7 million for the year to date, up $65.2 million or 29.7% from the year-ago period, and were $99.8 million for the quarter, up $23.4 million or 30.7% from the year-ago quarter.
   * FSCO's nonpersonnel expenses were $244.9 million for the year to date, up $40.4 million or 19.8% from the year-ago period, and were $79.7 million for the quarter, up $6.3 million or 8.5% from the year-ago quarter.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 61.11% for year-to-date 1998, up 197 basis points from the year-ago period, and was 60.46% for the third quarter of 1998, up 128 basis from the year-ago quarter. FSCO's tangible operating expense ratio was 58.25% for the year to date, up 123 basis points from the year-ago period, and was 57.44% for the quarter, up 53 basis from the year-ago quarter. These increases were due to the noninterest expense and net interest margin factors described above.
   Before one-time CSB merger noninterest expenses of $6.9 million in the second quarter of 1998, FSCO's noninterest expenses were $522.7 million for year-to-date 1998, up $98.7 million or 23.3% from the year-ago period. FSCO's operating expense ratio before CSB merger expenses was 60.31% for year-to-date 1998, up 117 basis points from the year-ago period.
   FSCO's subsidiary, CrossLand Mortgage, has a higher operating expense ratio than FSCO's bank subsidiaries due to its labor intensive business of originating, selling, and servicing mortgage loans. Excluding the impact of CrossLand Mortgage, FSCO's efficiency ratio was 57.35% for year-to-date 1998, up 186 basis points from the year-ago period, and was 56.88% for the third quarter of 1998, up 120 basis from the year-ago quarter. Excluding both CrossLand Mortgage and CSB merger expenses, FSCO's efficiency ratio was 56.40% for year-to-date 1998, up 91 basis points from the year-ago period.

ANALYSIS OF BALANCE SHEETS

SUMMARY
   FSCO's assets totaled $19.9 billion at September 30, 1998, up $1.7 billion or 9.4% from year-end 1997, and up $2.7 billion or 15.8% from one year ago. Interest-earning assets were $18.0 billion at quarter end, up $1.9 billion or 11.9% from year end, and up $2.6 billion or 16.8% from one year ago.
   At September 30, 1998, FSCO considered its interest-earning asset quality to remain good, and its reserve for loan losses and its liquidity position to be adequate for the foreseeable future.
   FSCO's liabilities totaled $18.2 billion at September 30, 1998, up $1.5 billion or 8.9% from year end, and up $2.5 billion or 15.8% from one year ago. Total interest-bearing liabilities were $15.3 billion at quarter end, up $1.4 billion or 10.0% from year end, and up $2.4 billion or 18.6% from one year ago.
   FSCO's stockholders' equity was increased to $1.6 billion at September 30, 1998, up $0.2 billion or 14.9% from year end, and up $0.2 billion or 16.5% from one year ago.

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS
   FSCO's trading account securities were $73.1 million at September 30, 1998, down $182.3 million or 71.4% from year end, and down $14.1 million or 16.2% from one year ago. Fluctuations in trading opportunities have decreased over the past year due to the lack of volatility in interest rates.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES
   FSCO's available for sale (AFS) securities were $4.9 billion at September 30, 1998, up $0.6 billion or 12.9% from year end, and up $0.8 billion or 19.5% from one year ago. These increases were due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets.

INTEREST-EARNING ASSETS:
LOANS
   FSCO's loans, net of unearned income but before the reserve for loan losses, were $12.9 billion at September 30, 1998, up $1.7 billion or 15.1% from year end, and up $1.8 billion or 15.8% from one year ago. This growth was a result of continued strong loan demand, loans held temporarily for securitization or sale, and loans added with purchase acquisitions, partially offset by asset securitizations and sales. The ratio of total loans to total assets was 65.09% at quarter end, up from 61.87% at year end, and essentially flat from 65.08% one year ago. The components of FSCO's loan portfolio at September 30, 1998, compared with December 31, 1997, and September 30, 1997, respectively, are discussed below.
   * Commercial loans were $3.0 billion, up $0.2 billion or 6.9% from year end, and up $0.3 billion or 11.6% from one year ago. These increases were primarily due to a continued broad-based business expansion in FSCO's market areas. Commercial loans consisted primarily of loans to small and middle-market businesses and agricultural-related businesses.
   * Real estate secured loans were $5.1 billion, up $0.6 billion or 13.0% from year end, and up $0.7 billion or 16.8% from one year ago. These increases were primarily due to strong loan originations generated by increased demand and lower interest rates, with 1 to 4 family residential term loan originations of $10.6 billion in the last 9 months, and $12.9 billion in the last 12 months. However, loan originations were, and will be, mostly offset by mortgage loan sales. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells most loans in the secondary markets on an ongoing flow-through basis. At quarter end, $1.6 billion of real estate secured loans were held for sale, up $0.5 billion or 45.3% from year end, and up $0.8 billion or 86.9% from one year ago.
   * Consumer loans were $3.7 billion, up $0.8 billion or 26.0% from year end, and up $0.5 billion or 15.2% from one year ago. These increases were primarily due to growth in auto lending, with indirect vehicle loan originations of $2.1 billion in the last 9 months, and $2.6 billion in the last 12 months. However, this growth was partially offset by a combination of maturing loans and indirect vehicle loan securitizations and sales, with $0.5 billion sold in November 1997 and another $0.5 billion sold on April 13, 1998. In October 1998, FSCO securitized and sold an additional $0.75 billion. FSCO remained the leading consumer lender in its primary market area.
   * Leases were $1.2 billion, up $0.2 billion or 15.7% from year end, and up $0.2 billion or 25.1% from one year ago. These increases were primarily due to FSCO's growth in the auto and equipment leasing markets, partially offset by sales of $32 million in the first quarter of 1998.

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO. However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO continued to maintain good asset quality, as its ratio of total problem assets to total loans and other real estate was 0.50% at September 30, 1998, down from 0.58% at both year end and one year ago. The ratio of nonperforming assets to total loans and ORE was 0.34% at September 30, 1998, down from 0.40% at both year end and one year ago.
   Problem assets totaled $64.4 million at September 30, 1998, down $1.3 million or 2.0% from year end, and down $0.6 million or 1.0% from one year ago. The components of FSCO's problem assets at September 30, 1998, compared with December 31, 1997, and September 30, 1997, respectively, are discussed below.
   * Nonaccruing loans were $41.2 million, up $4.3 million or 11.7% from year end, and up $3.1 million or 8.1% from one year ago. The increase from year end occurred primarily in commercial loans and real estate term loans, while the largest increase from one year ago occurred in real estate term loans. The ratio of nonaccruing loans to total loans was 0.32%, down slightly from 0.33% at year end and 0.34% one year ago.
   * Other real estate was $2.8 million, down $5.2 million or 64.9% from year end, and down $4.0 million or 58.8% from one year ago. These reductions were the result of sales of several properties located throughout FSCO's market areas. ORE property values are reviewed at least annually, and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $20.4 million, essentially unchanged from $20.8 million at year end and $20.1 million one year ago. The ratio of accruing loans past due 90 days or more to total loans was 0.16%, down from 0.19% at year end and 0.18% one year ago.
   A comparison of FSCO to its Bank Holding Company Performance Report (BHCPR) peer group as of June 30, 1998 showed that: FSCO's ratio of nonaccruing loans to total loans was 0.32%, which compared favorably with the peer group average of 0.55%; and FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.18%, which compared favorably with the peer group average of 0.21%.
   Potential problem loans identified by FSCO amounted to $55.2 million at September 30, 1998, up $47.7 million or 643.0% from year end, and up $43.5 million or 373.2% from one year ago. These increases were primarily caused by one large secured loan to a Utah-based commercial borrower that experienced product problems in its operations, a residential construction loan, and an agricultural loan. Potential problem loans consisted primarily of commercial loans and residential real estate loans.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   FSCO's reserve for loan losses was increased to $169.1 million at September 30, 1998, up $11.5 million or 7.3% from year end, and up $16.1 million or 10.5% from one year ago. These increases were due to additions to the reserve in response to strong growth in average loans, and reserves added with the Rio Grande Bancshares (RGB) acquisition.
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at September 30, 1998 to be adequate to absorb estimated loan losses in the current loan portfolio. FSCO's coverage ratio of the reserve to nonaccruing loans was 410.48% at September 30, 1998, down from 427.17% at year end, but up from 401.57% one year ago. The ratio of the reserve to total loans was 1.31% at quarter end, down from 1.40% at year end and 1.37% one year ago. These decreases were due in large part to the significant growth in consumer loans, many of which are periodically securitized and sold, and warehoused residential mortgage loans, which are held for sale and which require lower levels of reserve coverage in comparison to other loan types. FSCO relies on the methodology for analysis of reserve adequacy outlined in its 1997 Annual Report on Form 10-K and in its October 1, 1998 Report on Form 8-K restating the financial data for that 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.
   Net loans charged off against the reserve were $40.5 million for year-to-date 1998, up $4.1 million or 11.3% from the year-ago period, and were $15.7 million for the third quarter of 1998, up $4.5 million or 40.6% from the year-ago quarter. These increases were primarily due to increased net loans charged off in consumer vehicle and other loans. The annualized ratio of net loans charged off to average loans was 0.44% for year-to-date 1998, down from 0.48% for the year-ago period, and was 0.48% for the quarter, up from 0.41% for the year-ago quarter.
   A comparison of FSCO to its BHCPR peer group as of June 30, 1998 showed that: FSCO's coverage ratio of the reserve to nonaccruing loans was 419.66%, which compared favorably with the peer group average of 361.18%; FSCO's ratio of the reserve to total loans was 1.33%, compared with the peer group average of 1.70%; and FSCO's annualized ratio of net loans charged off to average loans was 0.42% for the year, which compared closely to the peer group average of 0.44% for the year. While comparisons with the BHCPR peer group are instructive, FSCO relies on the methodology for analysis of reserve adequacy outlined in its 1997 Annual Report on Form 10-K and in its October 1, 1998 Report on Form 8-K restating the financial data for that 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.
   While reserve adequacy and allocation are measured using the above criteria, FSCO's reserve for loan losses is available for the entire loan portfolio, as needed, regardless of allocation.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $49.1 million for year-to-date 1998, up $6.9 million or 16.4% from the year-ago period, and was $18.1 million for the third quarter of 1998, up $4.1 million or 29.8% from the year-ago quarter. These increases included $13.2 million in additions to the reserve, over and above net loans charged off, in the last 12 months as FSCO responded to loan growth during the period, plus $2.9 million in reserves added with the RGB acquisition.

ASSET / LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO's deposits totaled $11.9 billion at September 30, 1998, up $0.5 billion or 4.6% from year end, and up $1.0 billion or 9.3% from one year ago, due to FSCO's continued emphasis on its deposit gathering functions, the success of several deposit gathering programs, and the acquisition of banks with strong deposit characteristics. The ratio of loans to deposits was 108.23% at quarter end, up from 98.36% at year end and 102.16% one year ago. These increases were due to continued strong loan demand, significant increases in mortgage loans due to refinance activity, and loans held temporarily for securitization or sale. This ratio, as well as other loan and liquidity ratios, varies with changes in economic cycles and is monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.
   FSCO's debt, which included short-term borrowings and long-term debt, totaled $5.8 billion at September 30, 1998, up $0.9 billion or 17.7% from year end, and up $1.4 billion or 32.7% from one year ago. The components of FSCO's debt at September 30, 1998, compared with December 31, 1997, and September 30, 1997, respectively, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $3.7 billion, up $0.4 billion or 13.2% from year end, and up $0.8 billion or 26.1% from one year ago. These increases occurred as FSCO funded, on an interim basis, the loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, loans held for securitization or sale, and funded growth in AFS securities through repurchase agreements.
   * All other short-term borrowed funds were $0.3 billion, essentially unchanged from year end, but down $0.1 billion or 27.9% from one year ago, primarily due to maturing issues formerly classified as long-term debt.
   * Long-term debt was $1.7 billion, up $0.4 billion or 34.1% from year end, and up $0.8 billion or 83.3% from one year ago. These increases were due to new Federal Home Loan Bank borrowings and the October 1997 issuance of $300 million of Floating Rate European Medium Term Notes, partially offset by the ongoing maturity of existing long-term debt.

ASSET / LIABILITY MANAGEMENT:
MARKET RISK
   FSCO's market risk is composed primarily of interest rate risk throughout FSCO's balance sheet, and to a lesser extent, market price risk in trading account securities. FSCO has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET / LIABILITY MANAGEMENT:
INTEREST RATE RISK - OTHER THAN TRADING ACCOUNT SECURITIES
   FSCO continued to maintain a relatively neutral interest rate risk position and a conservative balance sheet for year-to-date 1998. At September 30, 1998, FSCO exhibited slight liability sensitivity for the one-year time horizon and minimal overall interest rate risk. FSCO's net interest income was adversely affected as a result of the significant growth in mortgage refinance activity which generated a large volume of lower rate assets while liability rates exhibited minimal changes during the same period.
   FSCO's average loans for year-to-date 1998 grew $2.1 billion or 21.0% from the year-ago period due to a strong regional economy and resulting loan demand and mortgage refinance activity. Average deposits grew $1.5 billion or 15.2% during the same period due to FSCO's successful deposit promotions, which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized securitizations and external funding sources to support a portion of its asset growth. FSCO remained well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or runoff of securities, additional securitizations, and access to external sources of funding.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet through an increase in the average AFS securities for year-to-date 1998, up $1.0 billion or 28.7% from the year-ago period. This increase was primarily funded through the use of repurchase agreements.
   Off-balance sheet derivatives used to manage FSCO's interest rate risk, including interest rate swaps, caps, corridors, floors, forwards, futures, and options totaled $2.6 billion notional amount at September 30, 1998, up from
$1.5 billion at year end, and up from $1.8 billion one year ago.   These
increases were primarily associated with hedging mortgage loan servicing rights.

ASSET / LIABILITY MANAGEMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES
   Financial futures and options contracts related to FSCO's trading account securities totaled $10.3 billion notional par value at September 30, 1998, down from $12.6 billion notional value at year end, and down from $16.6 billion notional amount one year ago. Fluctuations in these derivative positions are common as FSCO's traders take advantage of opportunities in the short term futures and options markets.

OTHER ASSETS AND LIABILITIES
   FSCO's intangible assets were $357 million at September 30, 1998, up from year end and one year ago due to goodwill associated with recent acquisitions and increased originated mortgage servicing rights from higher loan production. Fluctuations in other assets and other liabilities were in part due to the effect of timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
   FSCO's stockholders' equity was increased to $1.6 billion at September 30, 1998, up $0.2 billion or 14.9% from year-end 1997 and up $0.2 billion or 16.5% from one year ago. This growth was due to the following: earnings retained; issuances of new FSCO common stock shares for acquisitions; and the impact of the SFAS 130 accumulated other comprehensive income which consisted of unrealized net gains on AFS securities; partially offset by repurchases of common stock in the public markets in 1997 and early 1998.
   Application of SFAS 130 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   FSCO's ratio of stockholders' equity to total assets was 7.93% at September 30, 1998, down from 8.01% at year-end 1997 and 8.31% one year ago. The ratio of tangible common equity to tangible assets was 6.42% at quarter end, compared with 6.24% at year end and 6.61% one year ago, reflecting the goodwill recognized with the RGB acquisition and the ongoing origination of mortgage servicing rights.
   A comparison of FSCO to its BHCPR peer group as of June 30, 1998 showed that: FSCO's ratio of stockholders' equity to total assets was 7.97%, compared with the peer group average of 8.11%; and its ratio of tangible common equity to tangible assets was 6.26%, which compared favorably with the peer group average of 5.92%.
   FSCO's risk-based capital ratios remained strong at September 30, 1998 due to earnings retained and FSCO's Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026. Regulations permit these Capital Income Securities to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and risk-based capital ratios. As of September 30, 1998, FSCO's Tier 1 risk-based capital ratio was 10.19%, its Total Capital risk-based capital ratio was 12.60%, and its leverage ratio was 7.67%.
   FSCO and its subsidiary banks have exceeded regulatory requirements for "well capitalized" status every year since these requirements were established. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   With its strong equity and risk-based capital ratios, FSCO is well positioned to selectively invest in profitable business opportunities while maintaining capital ratios at levels determined to be prudent and conservative by management.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On October 26, 1998, the directors of FSCO declared a regular quarterly common stock cash dividend of $0.130 per share. This dividend is payable on December 7, 1998 to shareholders of record on November 13, 1998, and is equal to an annual dividend rate of $0.520 per share. At the market closing price of $19.00 per share on Friday, October 23, 1998 (before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been approximately 2.74%.
   This dividend was the 175th common stock dividend declared by FSCO, and marked the 64th consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $16.688 per share at the close of the market on September 30, 1998, versus a book value of $8.54 per share, resulting in a market-to-book ratio of 195.41%. In comparison, the bid price of FSCO common stock was $19.833 per share at the close of the market on September 30, 1997, versus a book value of $7.48 per share, resulting in a market-to-book ratio of 265.17%. At September 30, 1998, FSCO's common stock market capitalization was $3.1 billion, down $2.0 billion or 38.9% from year-end 1997, but down only $0.5 billion or 14.2% from one year ago.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition strategies, opportunities, and activities were discussed in detail in its 1997 Annual Report on Form 10-K and in its October 1, 1998 Report on Form 8-K restating the financial data for that 10-K (hereby incorporated by reference). Mergers and acquisitions for the periods covered by this report, some previously reported, are discussed below.
   * On March 31, 1997, FSCO's subsidiary CrossLand Mortgage acquired the wholesale loan production branch operations of Harbourton Mortgage Co., L.P.
   * On June 30, 1997, FSCO acquired American Bancorp of Nevada and merged its wholly owned subsidiary American Bank of Commerce into FSCO's First Security Bank of Nevada.
   * On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. and its two bank subsidiaries First National Bank of Dona Ana County and First National Bank of Chaves County. On July 1, 1998, FSCO merged and renamed these two subsidiaries as First Security Bank of Southern New Mexico.
   * On May 30, 1998, California State Bank (CSB) was merged with FSCO in a pooling of interests. CSB is headquartered in West Covina, California, and at March 31, 1998 had assets of $863.5 million and 17 branches serving small- and middle-market business customers and retail banking clients in the San Gabriel Valley, as well as Orange, Riverside, and San Bernardino counties of Southern California. FSCO incurred one-time CSB merger charges totaling $8.9 million pre-tax (including $6.9 million of noninterest expenses) or $7.2 million after tax and recorded in the second quarter of 1998. This merger required the restatement of all prior period FSCO financial statements.
   * On September 23, 1998, FSCO signed a definitive agreement to acquire Van Kasper & Company (VKCO). VKCO is a full-service investment banking, private client and institutional brokerage firm located in San Francisco, California. FSCO expects to close the VKCO acquisition early in 1999, pending regulatory approval.
   * On October 7, 1998, FSCO and its CSB subsidiary signed a definitive agreement to acquire Marine National Bank (MNB) in a cash purchase transaction. MNB is a wholly owned subsidiary of Shinhan Bank of Seoul, Korea, and is located in Irvine, California. At June 30, 1998, MNB had $238 million in assets, $167 million in deposits, and $31 million in equity. Pending regulatory approvals, FSCO expects to close the MNB acquisition before year end and then merge CSB with MNB to form a single California-based national bank.

NATIONAL & REGIONAL ECONOMY

   Global economic uncertainty continued to mount in the third quarter. International excess productive capacity evident in many commodity, manufacturing, and high tech industries is pushing down prices and restraining sales volume. While this broad-based debt deflation remains centered in Asia (including Japan) its associated financial risks and effects are spreading across the globe. As investors seek to measure the widening risks, problems of illiquidity become evident. The Japanese government has been slow to address their banking and financial problems, but their governmental actions provide some hope that their economy may begin the healing process.
   In the U.S., consumers are benefiting from the lower interest rates - particularly in the mortgage market. Over the next several months it appears likely that the Federal Reserve will further reduce short-term interest rates, thus increasing the available supply of money and credit. Nevertheless, stock market investors have expressed volatile expectations regarding future corporate profits. If intense domestic and international competition combine to reduce sales prices and volumes, corporations have no other choice but to cut costs which may mean employee layoffs. Currently the nation and most of the states in the western U.S. are at full employment with healthy labor market conditions. The pace of economic expansion in 1998 has slowed and a continuation of this trend appears probable for 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION:
TECHNOLOGICAL CHANGE AND YEAR 2000 COMPUTER ISSUES

   Factors that may affect FSCO's future results of operations and financial condition, including technological changes and year 2000 computer issues, were discussed in detail in its 1997 Annual Report on Form 10-K and in its October 1, 1998 Report on Form 8-K restating the financial data for that 10-K (hereby incorporated by reference).

YEAR 2000 PROJECT
   All businesses and industries worldwide must address the problem that some computer hardware, software, and other systems and equipment may not properly process calculations involving dates during and after 1999. FSCO has made the successful resolution of its own year 2000 issues its highest corporate priority.
   FSCO is aggressively managing its year 2000 project that encompasses all internal operations and systems, including computer hardware and software, data/voice systems, facilities control, security, and other non-information technology systems and equipment to resolve any potential date-handling problems. In addition, FSCO's year 2000 project includes interactions with "other parties" such as deposit and loan customers, business partners, vendors and suppliers, other financial institutions, regulatory agencies, utilities, service providers, and others.
   FSCO's year 2000 project strategy is to implement, where possible, the most recent versions of currently used software that are year 2000 compliant. This strategy will enable FSCO to obtain increased functionality from the newer versions as well as achieve year 2000 compliance. In the strategic sense, this approach allows FSCO to derive the most benefit from the dollars spent.
   As of September 30, 1998, FSCO expects to be substantially completed with necessary remediation work for its own mission critical systems by year end 1998, except for its instalment loan system, which is scheduled to be fully implemented in April 1999. Testing, refinement, and further remediation of all systems will continue through 1999.
   FSCO's total year 2000 project expenditure was estimated at $40.5 million at September 30, 1998, up $19.6 million from the year-end 1997 estimate. This increase was due to: $9.3 million for systems where planned implementation was accelerated for year 2000 purposes, the disclosure of which was not required until the SEC's August 4, 1998 guidance on year 2000 issues; and $10.3 million for additional remediation and testing identified subsequent to the previous estimate. The $40.5 million estimate included: $2.6 million accrued and spent in 1997; $13.8 million accrued and spent during the first nine months of 1998; approximately $9.3 million planned but unaccrued for the remainder of 1998; approximately $13.8 million planned in 1999; and $1.0 million planned in 2000. These expenditures are being funded through operating cash flows. Of the $40.5 million total year 2000 project expenditure, it is expected that $11.5 million will be capitalized and the rest expensed.

YEAR 2000 RISKS
   FSCO's businesses, results of operations, and financial position could be materially adversely affected if FSCO and/or the above-mentioned other parties fail to resolve their individual year 2000 issues. Accordingly, FSCO has formed a team charged with the task of monitoring its own progress and that of significant other parties, assessing potential problems, and developing contingency plans. FSCO is also assessing the year 2000 progress and associated risks of its major deposit and borrowing customers.
   Because FSCO has given its year 2000 project the highest priority, certain other technology projects have been delayed. While such non-year 2000 projects are expected to enhance operational efficiencies, make new products and services available to customers, and improve the quality of information available to management, the delay of such projects is not expected to have a material impact on FSCO's operations.
   It has been widely reported that significant litigation is expected to occur related to business interruptions caused by year 2000 failures. It is uncertain whether, or to what extent, FSCO will be affected by such litigation.

YEAR 2000 CONTINGENCY PLANS
   Each FSCO business unit has developed contingency plans to continue operations in the event FSCO and/or significant other parties do not achieve year 2000 readiness. These plans principally involve the use of alternate vendors, suppliers, and service delivery processes, manual processes, and/or the internal remediation of systems. FSCO is also enhancing its existing business resumption plans to incorporate year 2000 issues. There can be no assurance that FSCO's contingency plans will fully mitigate failures or problems. In addition, there may be certain mission critical vendors or service providers, such as utilities or government agencies, where alternate sources are limited or unavailable.
   FSCO will endeavor to update its contingency plans as facts and circumstances change.

YEAR 2000 FORWARD-LOOKING STATEMENTS
   The preceding discussion of year 2000 issues includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause the actual cost of FSCO's year 2000 project and the impact of year 2000 issues to increase significantly from what is described in these forward-looking statements. Those factors include, but are not limited to the availability and cost of programmers and other systems personnel, changes to FSCO's original year 2000 project assessments, ineffective remediation of computer code, and the ability of FSCO and/or other parties to successfully resolve their individual year 2000 issues.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
(in thousands, except per share data and ratios; unaudited) (A)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr      Year-To-Date Nine Months
                                                     1998       1998       1998       1997       1997       1998       1997    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common & Preferred Stock Data:
Earnings per common share basic                      0.34       0.30       0.33       0.31       0.30       0.96       0.87    10.3
Earnings per common share diluted                    0.33       0.29       0.32       0.30       0.29       0.93       0.84    10.7
Tangible EPCS diluted                                0.37       0.33       0.35       0.31       0.33       1.06       0.92    15.2
Dividends paid per common share                      0.130      0.130      0.130      0.113      0.113      0.390      0.328   18.9
Book value per common share [EOP]                    8.54       8.21       8.02       7.59       7.48       8.54       7.48    14.2
Tangible book value per common share [EOP]           6.64       6.34       6.21       6.05       6.04       6.64       6.04     9.9
Market price (bid) [EOP]                            16.688     21.375     23.813     27.917     19.833     16.688     19.833  (15.9)
  High bid for the period                           23.938     24.750     26.167     27.917     21.333     26.167     21.333   22.7
  Low bid for the period                            15.500     21.000     21.833     19.083     17.583     15.500     14.222    9.0
Market capitalization (mktprice x #shrs) [EOP]  3,144,703  4,016,256  4,457,936  5,148,509  3,664,543  3,144,703  3,664,543   (14.2)
Market price / book value per com share [EOP] %    195.41     260.35     296.92     367.81     265.17     195.41     265.17
Dividend payout ratio (DPCS / EPCS basic) %         38.24      43.33      39.39      36.45      37.67      40.63      37.70
Dividend yield (DPCS / mktprice) [EOP] %             3.12       2.43       2.18       1.62       2.28       3.12       2.28
Price / earnings ratio(mktprice/4qtrsEPCSbasic)      13.0x      17.2x      19.4x      23.7x      17.1x      13.0x      17.1x
Common shares basic [EOP]                         188,441    187,895    187,206    184,422    184,770    188,441    184,770     2.0
Common shares basic [Avg]                         187,931    187,623    186,336    184,583    184,717    187,303    181,450     3.2
Common shares diluted [Avg]                       193,621    194,471    193,510    191,671    191,268    193,868    187,751     3.3
Preferred shares [EOP]                                  9          9         10         10         10          9         10   (10.0)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income                                   366,416    350,950    334,101    328,965    315,683  1,051,467    884,413    18.9
Interest expense                                  186,661    178,012    169,810    163,388    152,372    534,483    424,051    26.0
Net interest income                               179,755    172,938    164,291    165,577    163,311    516,984    460,362    12.3
Fully taxable equivalent (FTE) adjustment           2,259      2,827      2,579      4,176      2,336      7,665      6,194    23.7
Net interest income, FTE                          182,014    175,765    166,870    169,753    165,647    524,649    466,556    12.5
Provision for loan losses                          18,068     18,396     12,598     21,243     13,922     49,062     42,144    16.4
Noninterest income                                114,896    118,534    108,516    106,876     87,543    341,946    250,282    36.6
Noninterest expenses                              179,516    184,277    165,806    164,944    149,830    529,599    423,960    24.9
Provision for income taxes                         33,976     32,892     33,034     28,235     31,066     99,902     87,297    14.4
Net income                                         63,091     55,907     61,369     58,031     56,036    180,367    157,243    14.7
Preferred stock dividend requirement                    7          7          7          7          7         21         23    (8.7)
Common stock dividend                              24,472     22,943     23,586     20,308     20,318     71,001     57,647    23.2
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities                         73,067     53,343    318,224    255,320     87,154     73,067     87,154   (16.2)
Available for sale (AFS) securities             4,912,396  4,806,559  4,386,629  4,351,525  4,109,176  4,912,396  4,109,176    19.5
  Memo: fair value adjustment AFS securities       79,150     39,154     34,640     37,678     19,196     79,150     19,196   312.3
Loans, net of unearned income                  12,926,926 12,530,360 12,436,407 11,230,766 11,159,090 12,926,926 11,159,090    15.8
Reserve for loan losses                          (169,058)  (166,658)  (163,256)  (157,525)  (152,951)  (169,058)  (152,951)   10.5
Total interest-earning assets                  17,954,191 17,417,190 17,219,384 16,044,477 15,374,616 17,954,191 15,374,616    16.8
Intangible assets                                 357,459    351,547    338,844    285,156    265,492    357,459    265,492    34.6
Total assets                                   19,859,300 19,360,006 19,132,896 18,151,783 17,145,647 19,859,300 17,145,647    15.8
Noninterest-bearing deposits                    2,431,637  2,402,497  2,339,665  2,431,006  2,391,563  2,431,637  2,391,563     1.7
Interest-bearing deposits                       9,511,979  9,514,706  9,483,289  8,986,628  8,531,915  9,511,979  8,531,915    11.5
Total deposits                                 11,943,616 11,917,203 11,822,954 11,417,634 10,923,478 11,943,616 10,923,478     9.3
Short-term borrowed funds                       4,026,919  3,905,250  3,986,966  3,605,199  3,399,509  4,026,919  3,399,509    18.5
Long-term debt                                  1,749,478  1,513,044  1,339,892  1,304,463    954,463  1,749,478    954,463    83.3
Total interest-bearing liabilities             15,288,376 14,933,000 14,810,147 13,896,290 12,885,887 15,288,376 12,885,887    18.6
Preferred stockholders' equity                        491        493        501        501        510        491        510    (3.7)
Common stockholders' equity                     1,609,515  1,542,377  1,500,734  1,400,345  1,381,980  1,609,515  1,381,980    16.5
Parent company investment in subsidiaries       1,788,947  1,719,975  1,678,122  1,555,112  1,503,053  1,788,947  1,503,053    19.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial                                       17,042     16,463     16,055     13,670     16,094     17,042     16,094     5.9
  Real estate term                                 18,309     17,982     15,826     16,288     17,861     18,309     17,861     2.5
  Real estate construction                          4,756      4,752      4,171      4,669      3,787      4,756      3,787    25.6
  Consumer                                            305         82        140          2         30        305         30   916.7
  Leases                                              773        434        361        331        316        773        316   144.6
  Renegotiated                                          0          0          0      1,916          0          0          0     NM
Total nonaccruing loans                            41,185     39,713     36,553     36,876     38,088     41,185     38,088     8.1
Other real estate                                   2,798      3,908      4,342      7,981      6,789      2,798      6,789   (58.8)
Total nonperforming assets                         43,983     43,621     40,895     44,857     44,877     43,983     44,877    (2.0)
Accruing loans past due 90 days or more            20,369     22,833     19,693     20,841     20,109     20,369     20,109     1.3
Total problem assets                               64,352     66,454     60,588     65,698     64,986     64,352     64,986    (1.0)
Potential problem assets                           55,150     37,229     11,493      7,423     11,654     55,150     11,654   373.2
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                      9,229      8,854      8,472      7,996      7,826      9,229      7,826    17.9
Domestic bank offices:
  FS Bank: Utah                                       133        132        130        129        127        133        127     4.7
  FS Bank: Idaho                                       88         88         88         88         87         88         87     1.1
  FS Bank: Oregon                                      14         14         13         13         13         14         13     7.7
  FS Bank: Wyoming                                      8          8          8          8          7          8          7    14.3
  FSB New Mexico                                       32         31         31         31         29         32         29    10.3
  FSB Southern New Mexico                              11         11         11          0          0         11          0     NM
  FSB Nevada                                           14         14         14         14         14         14         14     0.0
  California State Bank                                17         17         17         17         18         17         18    (5.6)
Total domestic bank offices                           317        315        312        300        295        317        295     7.5
============================================== ========== ========== ========== ========== ========== ========== ========== =======

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) All FSCO financial data has been restated for the May 30, 1998 pooling-of-interests merger with California State Bank.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
(in thousands, except per share data and ratios; unaudited) (A)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr      Year-To-Date Nine Months
                                                     1998       1998       1998       1997       1997       1998       1997    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities                         64,310    138,157    295,414    163,330    178,070    165,114    235,538   (29.9)
Available for sale (AFS) securities             4,824,517  4,524,500  4,310,715  4,190,292  3,728,035  4,555,126  3,539,332    28.7
  Memo: fair value adjustment AFS securities       41,719     33,956     41,342     28,511     13,808     39,007       (168)    NM
Loans, net of unearned income                  12,844,942 12,374,882 11,656,881 11,214,784 10,829,751 12,296,586 10,162,915    21.0
Reserve for loan losses                          (167,555)  (164,256)  (160,269)  (153,922)  (151,204)  (164,053)  (146,078)   12.3
Deferred taxes on leases                         (193,572)  (198,673)  (196,556)  (192,903)  (186,212)  (196,256)  (185,797)    5.6
Total interest-earning assets, excluding
  fair value adjustment AFS securities
  & deferred taxes on leases                   17,580,579 16,939,894 16,091,448 15,415,241 14,612,051 16,876,095 13,836,337    22.0
Intangible assets                                 351,880    349,850    308,452    271,770    262,789    336,887    215,783    56.1
Total assets                                   19,652,528 18,998,533 18,085,153 17,295,476 16,394,898 18,917,813 15,541,701    21.7
Noninterest-bearing deposits                    2,302,410  2,252,282  2,181,985  2,231,130  2,260,560  2,246,000  2,193,561     2.4
Interest-bearing deposits                       9,531,570  9,459,908  9,207,647  8,658,839  8,223,536  9,400,895  7,916,967    18.7
Total deposits                                 11,833,980 11,712,190 11,389,632 10,889,969 10,484,096 11,646,895 10,110,528    15.2
Short-term borrowed funds                       4,146,642  3,851,257  3,522,497  3,350,840  3,210,660  3,842,418  2,841,319    35.2
Long-term debt                                  1,611,966  1,433,195  1,314,965  1,246,482    971,356  1,454,463    970,613    49.8
Total interest-bearing liabilities             15,290,178 14,744,360 14,045,109 13,256,161 12,405,552 14,697,776 11,728,899    25.3
Preferred stockholders' equity                        492        497        501        506        524        497        530    (6.2)
Common stockholders' equity                     1,557,403  1,519,335  1,411,739  1,384,287  1,362,645  1,496,692  1,266,504    18.2
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                166,658    163,256    157,525    152,951    150,170    157,525    142,693    10.4
Loans (charged off):
  Commercial                                       (1,105)    (3,725)    (1,932)    (5,122)    (2,158)    (6,762)    (7,191)   (6.0)
  Real estate term                                 (1,388)      (607)      (383)      (761)      (781)    (2,378)    (2,306)    3.1
  Real estate construction                              0          0          0          0        (33)         0       (109) (100.0)
  Consumer credit card & related                   (3,568)    (3,441)    (3,445)    (3,955)    (3,348)   (10,454)   (10,267)    1.8
  Consumer vehicle & other                        (17,004)   (15,238)   (13,122)   (14,521)   (12,651)   (45,364)   (41,952)    8.1
  Leases                                             (321)         0         (3)        (5)        (6)      (324)        (6) 5300.0
Total loans charged off                           (23,386)   (23,011)   (18,885)   (24,364)   (18,977)   (65,282)   (61,831)    5.6
Recoveries on loans charged off:
  Commercial                                          614      1,173      1,955      1,117      1,089      3,742      4,199   (10.9)
  Real estate term                                    403        400        731        724        448      1,534      1,128    36.0
  Real estate construction                              1         18          3          3          2         22          7   214.3
  Consumer credit card & related                      657        622        728        621        578      2,007      1,856     8.1
  Consumer vehicle & other                          6,032      5,801      5,673      5,229      5,718     17,506     18,282    (4.2)
  Leases                                               11          3          1          2          1         15         14     7.1
Total recoveries of loans charged off               7,718      8,017      9,091      7,696      7,836     24,826     25,486    (2.6)
Net loans (charged off) recovered                 (15,668)   (14,994)    (9,794)   (16,669)   (11,141)   (40,456)   (36,345)   11.3
Provision for loan losses                          18,068     18,396     12,598     21,242     13,922     49,062     42,144    16.4
Acquisitions                                            0          0      2,927          0          0      2,927      4,459   (34.4)
Reserve for loan losses, ending                   169,058    166,658    163,256    157,525    152,951    169,058    152,951    10.5
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Selected Ratios (%):
Return on average assets (ROAA)                      1.27       1.18       1.38       1.33       1.36       1.27       1.35
Tangible ROAA                                        1.49       1.40       1.56       1.39       1.56       1.48       1.51
Return on average stockholders' equity (ROAE)       16.07      14.75      17.62      16.63      16.31      16.11      16.59
Tangible ROAE                                       23.81      22.26      25.14      21.31      22.85      23.70      21.98
Net interest margin, FTE                             4.14       4.15       4.15       4.40       4.53       4.15       4.50
Net interest spread, FTE                             3.51       3.52       3.53       3.71       3.79       3.52       3.76
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     60.46      62.62      60.21      59.63      59.18      61.11      59.14
Tangible operating expense ratio                    57.44      59.57      57.71      59.04      56.91      58.25      57.02
Productivity ratio (nonint exp / avg assets)         3.62       3.89       3.72       3.78       3.63       3.74       3.65
Stockholders' equity / assets [EOP]                  8.11       7.97       7.85       7.72       8.06       8.11       8.06
Stockholders' equity / assets [Avg]                  7.93       8.00       7.81       8.01       8.31       7.91       8.15
Tangible common equity / tangible assets [EOP]       6.42       6.26       6.18       6.24       6.61       6.42       6.61
Loans / deposits [EOP]                             108.23     105.15     105.19      98.36     102.16     108.23     102.16
Loans / assets [EOP]                                65.09      64.72      65.00      61.87      65.08      65.09      65.08
Reserve for loan losses [EOP] /:
  Total loans                                        1.31       1.33       1.31       1.40       1.37       1.31       1.37
  Nonaccruing loans                                410.48     419.66     446.63     427.17     401.57     410.48     401.57
  Nonaccruing + accruing loans past due 90 days    274.65     266.46     290.25     272.93     262.82     274.65     262.82
Nonaccruing loans / total loans                      0.32       0.32       0.29       0.33       0.34       0.32       0.34
Nonaccruing + accr loans past due / total loans      0.48       0.50       0.45       0.51       0.52       0.48       0.52
Nonperforming assets /:
  Total loans + other real estate                    0.34       0.35       0.33       0.40       0.40       0.34       0.40
  Total assets                                       0.22       0.23       0.21       0.25       0.26       0.22       0.26
  Total equity                                       2.73       2.83       2.72       3.20       3.25       2.73       3.25
  Total equity + reserve for loan losses             2.47       2.55       2.46       2.88       2.92       2.47       2.92
Problem assets /:
  Total loans + other real estate                    0.50       0.53       0.49       0.58       0.58       0.50       0.58
  Total assets                                       0.32       0.34       0.32       0.36       0.38       0.32       0.38
  Total equity                                       4.00       4.31       4.04       4.69       4.70       4.00       4.70
  Total equity + reserve for loan losses             3.62       3.89       3.64       4.22       4.23       3.62       4.23
Net loans charged off / average loans                0.48       0.49       0.34       0.59       0.41       0.44       0.48
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%) - as of September 30, 1998:
                                                    FSCO    FS Bank     FSB NM   FSB Nev.    FSB SNM         CSB
                                               ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       7.67       7.14       6.59       7.93      11.93       8.13
Tier 1 risk-based capital ratio                     10.19       9.12      13.33      14.82      19.32      11.48
Total (Tier 1 + 2) risk-based capital ratio         12.60      10.33      14.58      16.08      20.49      12.73
Tier 1 risk-based capital ($)                   1,500,468  1,093,162    131,287     81,800     48,329     70,538
Total (Tier 1 + 2) risk-based capital ($)       1,854,526  1,237,186    143,679     88,738     51,256     78,241
Total risk-based assets - loan loss reserve($) 14,720,888 11,981,551    985,184    551,843    250,096    614,534
============================================== ========== ========== ========== ========== ========== ========== ========== =======

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. EPCS: Earnings Per Common Share. DPCS: Dividends Per Common Share. AFS: Available For Sale. NM: Not Meaningful.
(A) All FSCO financial data has been restated for the May 30, 1998 pooling-of-interests merger with California State Bank.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A, B)

For the Three Months Ended September 30, 1998 and 1997
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1998        1997   1998   1997                                                    1998      1997  1998-97   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     81,144      75,333   5.72   5.74  Federal funds sold & securities purchased        1,160     1,081       79       83       (4)
        957         883   9.61   8.15  Interest-bearing deposits in other banks            23        18        5        2        3
     64,310     178,069   5.48   5.79  Trading account securities                         881     2,579   (1,698)  (1,648)     (50)
  4,782,798   3,714,227   6.54   6.73  Available for sale securities, amortized cost   78,197    62,513   15,684   17,985   (2,301)
                                       Loans, net of unearned income &
 12,651,370  10,643,539   9.12   9.46    deferred taxes on leases (C)                 288,414   251,828   36,586   47,506  (10,920)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 17,580,579  14,612,051   8.39   8.71  TOTAL INTEREST-EARNING ASSETS / INCOME         368,675   318,019   50,656   63,928  (13,272)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    341,443     328,494   1.63   1.75  Interest-bearing demand accounts                 1,391     1,438      (47)      57     (104)
  4,382,843   3,764,076   2.97   3.18  Savings & money market accounts                 32,494    29,914    2,580    4,917   (2,337)
  1,313,262   1,015,256   5.85   5.89  Time deposits of $100,000 or more               19,199    14,943    4,256    4,386     (130)
  3,494,022   3,115,710   5.73   5.71  Other time deposits                             50,094    44,491    5,603    5,402      201
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,531,570   8,223,536   4.33   4.42  TOTAL INTEREST-BEARING DEPOSITS                103,178    90,786   12,392   14,762   (2,370)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  3,793,737   2,860,950   5.48   5.41  Federal funds purchased & securities sold       51,929    38,711   13,218   12,621      597
    352,905     349,710   6.29   7.48  Other short-term borrowings                      5,549     6,538     (989)      60   (1,049)
  1,611,966     971,356   6.45   6.73  Long-term debt                                  26,005    16,337    9,668   10,774   (1,106)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 15,290,178  12,405,552   4.88   4.91  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   186,661   152,372   34,289   38,217   (3,928)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.39   8.71  Interest income FTE / earning assets
                          4.25   4.18  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.14   4.53  Net interest income FTE / earning assets       182,014   165,647   16,367   25,711   (9,344)
                                       Less fully taxable equivalent adjustment         2,259     2,336      (77)
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME                            179,755   163,311   16,444
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

For the Nine Months Ended September 30, 1998 and 1997
        Average Balance  Yield/Rate %                                                  Interest Inc/Exp   Change   Changes Due To:
       1998        1997   1998   1997                                                    1998      1997  1998-97   Volume     Rate
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       INTEREST-EARNING ASSETS / INCOME:
     93,315      82,316   5.75   5.34  Federal funds sold & securities purchased        4,025     3,294      731      440      291
      1,217       1,865   7.12   6.08  Interest-bearing deposits in other banks            65        85      (20)     (30)      10
    165,114     235,538   5.61   5.86  Trading account securities                       6,941    10,349   (3,408)  (3,094)    (314)
  4,516,119   3,539,500   6.61   6.70  Available for sale securities, amortized cost  223,904   177,754   46,150   49,046   (2,896)
                                       Loans, net of unearned income &
 12,100,330   9,977,118   9.08   9.34    deferred taxes on leases (C)                 824,197   699,125  125,072  148,779  (23,707)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 16,876,095  13,836,337   8.37   8.58  TOTAL INTEREST-EARNING ASSETS / INCOME       1,059,132   890,607  168,525  195,141  (26,616)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                                                                   0
                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
    329,833     541,283   1.69   2.14  Interest-bearing demand accounts                 4,191     8,685   (4,494)  (3,393)  (1,101)
  4,229,201   3,430,411   2.96   3.15  Savings & money market accounts                 93,801    81,046   12,755   18,872   (6,117)
  1,348,568     915,615   5.82   5.70  Time deposits of $100,000 or more               58,827    39,166   19,661   18,520    1,141
  3,493,293   3,029,658   5.68   5.64  Other time deposits                            148,884   128,193   20,691   19,618    1,073
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  9,400,895   7,916,967   4.34   4.33  TOTAL INTEREST-BEARING DEPOSITS                305,703   257,090   48,613   53,617   (5,004)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
  3,446,536   2,537,894   5.39   5.29  Federal funds purchased & securities sold      139,233   100,657   38,576   36,038    2,538
    395,882     303,425   5.97   7.01  Other short-term borrowings                     17,729    15,952    1,777    4,861   (3,084)
  1,454,463     970,613   6.58   6.92  Long-term debt                                  71,818    50,352   21,466   25,100   (3,634)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
 14,697,776  11,728,899   4.85   4.82  TOTAL INTEREST-BEARING LIABILITIES / EXPENSE   534,483   424,051  110,432  119,616   (9,184)
----------- ----------- ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                          8.37   8.58  Interest income FTE / earning assets
                          4.22   4.08  Interest expense / earning assets
                        ------ ------  --------------------------------------------
                          4.15   4.50  Net interest income FTE / earning assets       524,649   466,556   58,093   75,525  (17,432)
                                       Less fully taxable equivalent adjustment         7,665     6,194    1,471
                        ------ ------  -------------------------------------------- --------- --------- -------- -------- --------
                                       NET INTEREST INCOME                            516,984   460,362   56,622
=========== =========== ====== ======  ============================================ ========= ========= ======== ======== ========

(A) All FSCO financial data has been restated for the May 30, 1998 pooling-of-interests merger with California State Bank.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1998 and 1997.
(C) Loans include nonaccruing loans.
    Interest on loans includes fees of $11,571 and $10,277 for the 1998 and 1997 quarters, respectively.
    Interest on loans includes fees of $32,726 and $27,926 for the 1998 and 1997 year-to-date periods, respectively.

FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited) (A)
                                         September 30 %Total December 31 %Total September30 %Total  Sep/Sep
                                                 1998  Loans        1997  Loans        1997  Loans     %Chg
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
COMMERCIAL LOANS:
Commercial & industrial                     2,348,573   18.2   2,251,179   20.0   2,113,291   18.9     11.1
Agricultural                                  405,705    3.1     362,820    3.2     368,524    3.3     10.1
Other commercial                              196,297    1.5     144,866    1.3     161,074    1.4     21.9
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL COMMERCIAL LOANS                      2,950,575   22.8   2,758,865   24.6   2,642,889   23.7     11.6
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term              2,625,904   20.3   2,177,415   19.4   1,942,648   17.4     35.2
1 to 4 family residential home equity         460,526    3.6     506,999    4.5     506,318    4.5     (9.0)
1 to 4 family residential construction        512,805    4.0     425,343    3.8     460,379    4.1     11.4
Commercial & other term                     1,226,218    9.5   1,112,042    9.9   1,189,587   10.7      3.1
Commercial & other construction               298,253    2.3     313,686    2.8     287,498    2.6      3.7
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL REAL ESTATE SECURED LOANS             5,123,706   39.6   4,535,485   40.4   4,386,430   39.3     16.8
  Memo: Total real estate term              4,312,648   33.4   3,796,456   33.8   3,638,553   32.6     18.5
  Memo: Loans held for sale included
    in total real estate term               1,635,678   12.7   1,125,616   10.0     874,960    7.8     86.9
  Memo: Total real estate construction        811,058    6.3     739,029    6.6     747,877    6.7      8.4
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
CONSUMER LOANS:
Credit card & related                         316,504    2.4     320,656    2.9     297,015    2.7      6.6
Vehicle & other consumer                    3,343,482   25.9   2,585,139   23.0   2,879,430   25.8     16.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL CONSUMER LOANS                        3,659,986   28.3   2,905,795   25.9   3,176,445   28.5     15.2
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LEASES                                1,192,659    9.2   1,030,621    9.2     953,326    8.5     25.1
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
LOANS, NET OF UNEARNED INCOME              12,926,926  100.0  11,230,766  100.0  11,159,090  100.0     15.8
  Memo: Unearned income                      (110,943)          (106,369)          (106,743)            3.9
Reserve for loan losses                      (169,058)          (157,525)          (152,951)           10.5
----------------------------------------- ----------- ------ ----------- ------ ----------- ------ --------
TOTAL LOANS, NET                           12,757,868         11,073,241         11,006,139            15.9
========================================= =========== ====== =========== ====== =========== ====== ========

(A) All FSCO financial data has been restated for the May 30, 1998 pooling-of-interests merger with California State Bank.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of FSCO's 1997 Annual Report on Form 10-K, the following items were deemed to be material litigation matters under SEC regulations, and involved FSCO and / or one or more of its subsidiaries:
   In "Utah Bankers' Association v. America First Credit Union" (3rd District Court, Salt Lake County, Utah), the Utah Bankers' Association and its members (collectively UBA), including FSCO's subsidiaries First Security Bank, N.A. and First Security Service Company, were named in a third party complaint brought by Utah based credit unions, filed on October 31, 1996. This third party complaint arose in pending litigation initiated by the UBA seeking to define and limit the eligible membership of credit unions operating in Utah. Damages sought by the credit unions against the UBA totaled approximately $l.5 billion in the aggregate. In November 1997, the Court dismissed those claims for relief seeking money damages from the UBA, but left in place the declaratory judgment claims to resolve the legal issues surrounding the manner in which credit unions compete with banks. Then in November 1998, the Court ruled in favor of the UBA and determined that the statutory framework prohibits branching by credit unions except as specifically allowed by statute.
   Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases discussed previously reported will have a material adverse impact on the business or assets of FSCO.

ITEM 5. OTHER INFORMATION

   Shareholder proposals for action at FSCO's 1999 Annual Meeting that are not requested to be included in its 1999 Proxy Statement must be received by FSCO in the same way and within the same time periods as all other shareholder proposals. A special bylaw provision requires all shareholder proposals to be received by FSCO not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of: (1) the 90th day prior to such annual meeting; or (2) the 10th day following the day on which public announcement of the date of such meeting is first made by FSCO.

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).

(b) Reports on Form 8-K:
    * On July 20, 1998, FSCO filed a Report on Form 8-K reporting that it had issued a press release announcing its earnings and other financial data for the first six months of 1998.
    * On October 1, 1998, FSCO filed a Report on Form 8-K reporting that it had issued a press release on September 23, 1998 announcing the signing of a definitive agreement to acquire Van Kasper & Company.
    * Also on October 1, 1998, FSCO filed a Report on Form 8-K restating the financial data for its previously released Annual Report on Form 10-K for the year ended December 31, 1997. This restatement was done in order to reflect the pooling-of-interests merger with California State Bank on May 30, 1998. The restated financial data included an independent auditors' report on the related financial statements.
    * On October 15, 1998, FSCO filed a Report on Form 8-K reporting it had reached final agreement with its underwriters on the form of Underwriting Agreement that will govern take downs of securities from the FSCO Universal Shelf Registration now effective at the Securities and Exchange Commission (Commission file number 333-58873). The form of this Underwriting Agreement will be incorporated by reference into the Universal Shelf registration statement.
    * On November 2, 1998, FSCO filed a Report on Form 8-K reporting that its board of directors had amended FSCO's Shareholder Rights Agreement, dated as of August 28, 1989, as previously amended as of September 26, 1989 and as of May 18, 1993 (the "Rights Plan"), by and between FSCO and First Security Bank, N.A. as Rights Agent. The board also adopted a successor shareholder rights Agreement to take effect immediately upon the expiration of the Rights Plan on August 28, 1999.


                                    # # #

SIGNATURES

FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY CORPORATION
by
/s/ Scott C. Ulbrich                                         November 12, 1998
__________________________________________________________   __________________
Scott C. Ulbrich                                             (Date)
Executive Vice President and Chief Financial Officer
Finance and Capital Markets
(Principal Financial and Accounting Officer)

                                    # # #