Form 10-K
period 1998-12-31
FIRST SECURITY CORP /UT/
filed 1999-03-29
CIK 312367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    December 31, 1998
Commission File Number                                                  1-6906

                           FIRST SECURITY CORPORATION
             (Exact name of Registrant as specified in its charter)
State of incorporation                                                Delaware
I.R.S. Employer Identification No.                                  87-6118148
Address of principal executive offices           79 South Main, P.O. Box 30006
                                                          Salt Lake City, Utah
Zip Code                                                            84130-0006
Registrant's telephone number, including area code              (801) 246-5976

   Securities registered pursuant to Section 12(b) of the Act:
      Floating Rate Notes Due 1999, listed on the New York Stock Exchange. Securities registered pursuant to Section 12(g) of the Act:
      Common Stock - $1.25 Par Value.
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]      No [ ]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [ ]
   The aggregate market value of First Security Corporation (FSCO) common stock held by nonaffiliates was $3,226,655,670 as of February 28, 1999.
   The number of shares outstanding of FSCO common stock $1.25 Par Value was 190,042,657 (net of 4,927,898 treasury shares) as of February 28, 1999.
   FSCO's Proxy Statement dated March 22, 1999, is incorporated by reference into Parts I and III of this Form 10-K.

FIRST SECURITY CORPORATION (FSCO) - INDEX

Part I
 1  Business
 1a General Development of Business
 1b Financial Information About Industry Segments
 1c Narrative Description of Business
 1d Financial Information About Foreign and Domestic Operations
 2  Properties
 3  Legal Proceedings
 4  Submission of Matters to a Vote of Security Holders

Part II
 5  Market for Registrant's Common Equity and Related Stockholder Matters
 6  Selected Financial Data
 7 Management's Discussion and Analysis of Results of Operations and Financial Condition
 7a Quantitative and Qualitative Disclosures About Market Risk
 8  Financial Statements and Supplementary Data
 9  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosures

Part III
10  Directors and Executive Officers of the Registrant (*)
11  Executive Compensation (*)
12  Security Ownership of Certain Beneficial Owners and Management (*)
13  Certain Relationships and Related Transactions (*)
(*) Incorporated by reference from FSCO's Proxy Statement dated March 22, 1999.

Part IV
14  Financial Statement Schedules, Exhibits, and Reports on Form 8-K
    Financial Statement Schedules:
    * Report of Independent Certified Public Accountants
    * Consolidated Balance Sheets
      as of December 31, 1998 and 1997
    * Consolidated Statements of Income
      for the Years Ended December 31, 1998, 1997, and 1996
    * Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997, and 1998
    * Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1998, 1997, and 1996
    * Notes to Consolidated Financial Statements
    Exhibits:
    * Exhibit 3.1, Certificate of Amendment of Certificate of Incorporation, of FSCO, dated May 6, 1993 (Ex. 3.1 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 3.2, Certificate of Amendment of Certificate of Incorporation, of FSCO, dated May 8, 1996 (Ex. 3.2 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 3.3, Restated FSCO Bylaws, as amended January 26, 1998 (Ex. 3.3 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 3.4, Certificate of Designation Series A Preferred Stock, dated Aug. 27, 1990 (Ex. 3.4 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 4.1, No instruments defining the rights of holders of long-term debt of FSCO and its subsidiaries have been included as exhibits because the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of FSCO and its subsidiaries on a consolidated basis.
    * Exhibit 4.2, Shareholder Rights Agreement between FSCO and First Security Bank, NA, dated Aug. 28, 1989, which includes: Ex. A, the form of Rights Certificate and the form of Election of Exercise; Ex. B, the form of Certificate of Designation of FSCO's Junior Series B Preferred Stock, no par value per share; and Ex. C, the Summary of Rights (Ex. 4 to FSCO's Report on Form 8-K, dated Aug. 28, 1989, filed Sept. 1, 1989, incorporated by reference).
    * Exhibit 4.3, Amendment Agreement between FSCO and First Security Bank, NA, dated Sept. 26, 1989, amending the Shareholder Rights Agreement between the same parties dated Aug. 28, 1989, (Ex. 1 to FSCO's Amendment #1 on Form 8-A, dated Oct. 10, 1989, filed Oct. 16, 1989, amending FSCO's Report on Form 8-K, dated Aug. 28, 1989, filed Sept. 1, 1989, incorporated by reference).
    * Exhibit 4.4, Amendment Agreement between FSCO and First Chicago Trust Company of New York, as successor Rights Agent, dated Oct. 26, 1998:
      a. amending the Shareholder Rights Agreement, dated Aug. 28, 1989, as previously amended Sep. 26, 1989 and May 18, 1993 (Ex. 4.1 to FSCO's Report on Form 8-K, dated Oct. 26, 1998, filed Nov. 2, 1998, incorporated by reference).
      b. adopting a successor Shareholder Rights Agreement with substantially similar terms to the Shareholder Rights Plan, as amended, to take effect immediately upon the expiration of the Shareholder Rights Plan on Aug. 28, 1999 (Ex. 4.2 to FSCO's Report on Form 8-K, dated Oct. 26, 1998, filed Nov. 2, 1998, incorporated by reference).

    * Exhibit 10, Material Contracts: Executive Compensation Plans and
        Arrangements:
    * Exhibit 10.1, Amended and Restated FSCO Comprehensive Management Incentive Plan (Ex. 10.1 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1994, incorporated by reference).
    * Exhibit 10.2, Employment Agreement between FSCO and Spencer F. Eccles, dated Feb. 2, 1998 (Ex. 10.2 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.3, Employment Agreement between FSCO and Morgan J. Evans, dated Feb. 2, 1998 (Ex. 10.3 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.4, Employment Agreement between FSCO and Michael P. Caughlin, dated Feb. 2, 1998 (Ex. 10.4 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.5, Employment Agreement between FSCO and Brad D. Hardy, dated Feb. 2, 1998 (Ex. 10.5 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.6, Employment Agreement between FSCO and Mark D. Howell, dated Feb. 2, 1998 (Ex. 10.6 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.7, Employment Agreement between FSCO and J. Patrick McMurray, dated Feb. 2, 1998 (Ex. 10.7 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.8, Employment Agreement between FSCO and Scott Nelson, dated Feb. 2, 1998 (Ex. 10.8 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.9, Employment Agreement between FSCO and Scott C. Ulbrich, dated Feb. 2, 1998 (Ex. 10.9 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.10, The form of FSCO's Deferred Compensation Plan Deferral Election -- 01/01/95 - 12/31/95 (Ex. 10.10 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1994, incorporated by reference).
    * Exhibit 10.11, Employment Agreement between FSCO and David R. Golden, dated Jan. 19, 1999.
    * Exhibit 11, Computation of Earnings Per Share.
    * Exhibit 21, Subsidiaries.
    * Exhibit 23, Consent of Independent Certified Public Accountants:
      Deloitte & Touche LLP.
    * Exhibit 27, Financial Data Schedule.
    Reports on Form 8-K (all are Item 5 Other Information):
    * Jan. 27, 1998 report of:
      a. a Jan. 26, 1998 press release announcing a 3-for-2 common stock split and an increase in the quarterly cash dividend.
      b. a Jan. 26, 1998 press release announcing that Michele Papen-Daniel, Ph.D., had been elected to FSCO's board of directors.
      c. a Jan. 26, 1998 press release announcing that Dr. J. Bernard Machen had been elected to FSCO's board of directors.
    * Feb. 19, 1998 report of:
      a. a Feb. 19, 1998 press release announcing that FSCO had signed a definitive agreement to acquire California State Bank.
      b. a Feb. 19, 1998 press release announcing that FSCO's board of directors had rescinded a stock buyback program.
    * Jul. 20, 1998 report of a Jul. 20, 1998 press release announcing FSCO's earnings and other financial data for the first six months of 1998.
    * Oct. 1, 1998 report of a Sep. 23, 1998 press release announcing the signing of a definitive agreement to acquire Van Kasper & Company.
    * Oct. 1, 1998 report of an Oct. 1, 1998 restatement of FSCO's financial data for its previously released Annual Report on Form 10-K for the year ended Dec. 31, 1997 in order to reflect the pooling-of-interests merger with California State Bank on May 30, 1998.
    * Oct. 15, 1998 report that FSCO had reached final agreement with its underwriters on the form of Underwriting Agreement that will govern take downs of securities from the FSCO Universal Shelf Registration now effective at the Commission (Commission file number 333-58873).
    * Nov. 2, 1998 report that on Oct. 26, 1998, FSCO's board of directors amended its Shareholder Rights Agreement, dated Aug. 28, 1989, as previously amended Sep. 26, 1989 and May 18, 1993 (the "Rights Plan"), by and between FSCO and First Chicago Trust Company of New York, as successor Rights Agent, and adopted a successor shareholder rights agreement with substantially similar terms to the Rights Plan, as amended, to take effect immediately upon the expiration of the Rights Plan on Aug. 28, 1999.
    * Nov. 19, 1998 report of a Nov. 12, 1998 press release announcing strategic organizational changes that restructure responsibilities for several senior managers.
    * Jan. 25, 1999 report of a Jan. 21, 1999 press release announcing FSCO's earnings and other financial data for the year and quarter ended Dec. 31, 1998.
    * Feb. 1, 1999 report of a change to previously announced approximate conversion ratios for shares to be issued by FSCO to acquire Van Kasper & Company.
    * Feb. 9, 1999 report of disclosures relating to certain litigation associated with the Van Kasper & Company acquisition.

Signatures

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   The following pages contain the First Security Corporation (FSCO) "Management's Discussion and Analysis of Results of Operations and Financial Condition" (MDA) for 1998, including comparisons with prior years' results and identification of possible risks and trends.

THIS MDA SHOULD BE READ IN CONJUNCTION WITH FSCO'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IMPORTANT NOTICES:

* All FSCO financial data prior to June 30, 1998 were previously restated for the pooling-of-interests merger with First Security Bank of California, N.A. (FSB California, formerly California State Bank) (see: "Mergers and Acquisitions"; "Note 1: Summary Of Significant Accounting And Reporting Policies"; and "Note 15: Mergers and Acquisitions").
* Certain reclassifications of previously reported prior period amounts have been made to conform to FSCO's 1998 classifications.
* Five-year compound growth rates shown on tables throughout this MDA may not represent actual trends due to acquisitions and certain nonrecurring events.

FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting FSCO's operations and personnel.
   Be advised that FSCO, as part of its core business, regularly evaluates the potential acquisition of, and holds discussions with, prospective acquisition candidates, which candidates may conduct any type of businesses permissible for a bank holding company and its affiliates. FSCO's discussions in this document are subject to the changes that may result if any such acquisition transaction is completed. FSCO restates its guiding principle that it will not comment on or publicly announce any acquisition until after a binding and definitive acquisition agreement has been reached.
   FSCO specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

TABLE OF CONTENTS:

MANAGEMENT'S DISCUSSION AND ANALYSIS
Management's Discussion and Analysis of
   Results of Operations and Financial Condition
Important Notices
Forward-Looking Statements
Glossary
Highlights
   Table 1: Financial Highlights - Five-Year Summary
Operating Subsidiaries
   Table 2: Consolidating Statements
Line of Business Segments
   Table 3. Line of Business Segments
Management Changes
Analysis of Statements of Income:
   Earnings Summary
   Revenues
   Net Interest Income and Net Interest Margin
      Table 4: Average Balance Sheets, Net Interest Income, Yields And Rates Table 5: Analysis of Interest Changes Due To Volumes And Rates
   Provision For Loan Losses
   Noninterest Income
      Table 6: Noninterest Income
   Noninterest Expenses
      Table 7: Noninterest Expenses
   Provision for Income Taxes
Analysis of Balance Sheets:
   Summary
   Interest-Earning Assets: Trading Account Securities
      and Other Money Market Investments
   Interest-Earning Assets: Available for Sale Securities
      Table 8: Available for Sale Securities
   Interest-Earning Assets: Loans
      Table 9: Loans
   Asset Quality: Problem Assets and Potential Problem Assets
      Table 10: Problem Assets and Potential Problem Assets
   Asset Quality: Reserve for Loan Losses
      Table 11: Reconciliation of the Reserve for Loan Losses
      Table 12: Allocation of the Reserve for Loan Losses
   Asset Quality: Provision for Loan Losses
   Asset/Liability Management
   Asset/Liability Management: Liquidity
      Table 13: Deposits
      Table 14: Short-Term Borrowings
      Table 15: Long-Term Debt
   Asset/Liability Management: Market Risk Management
   Asset/Liability Management: Interest Rate Risk (Excluding Trading Account
      Securities)
   Asset/Liability Management: Market Risk - Trading Account Securities Other Assets and Liabilities
   Common and Preferred Stock
   Stockholders' Equity and Capital Adequacy
      Table 16: Capital Ratios and Risk-Based Capital Ratios
Off-Balance Sheet Items
Inflation Accounting and Capital Commitments
Table 17: Quarterly Financial Highlights
Mergers and Acquisitions
National and Regional Economies
Competitive Position
Factors That May Affect Future Results of Operations and Financial Condition
   Competition
   Economic Conditions
   Technology
   Year 2000 Issues: FSCO's Year 2000 Project
   Year 2000 Issues: FSCO's Year 2000 Risks
   Year 2000 Issues: FSCO's Year 2000 Contingency Plans
   Year 2000 Issues: FSCO's Year 2000 Forward-Looking Statements
   Regulatory and Legislative Attitudes
   Financial Market Perceptions
Legal Proceedings

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditors' Report

OFFICERS AND DIRECTORS

CORPORATE INFORMATION

SIGNATURES

GLOSSARY

   AFS: Available For Sale. A classification of investment securities which may be sold as part of the asset/liability management process.
   ALCO: Asset/Liability Management Committees, comprised of senior FSCO officers. The ALCO process identifies, assesses, and manages FSCO's capital adequacy, and the liquidity and interest rate risk of FSCO's business lines.
   Avg: Average.
   BHCPR: Bank Holding Company Performance Report. A Federal Reserve report used by FSCO to compare its performance against that of its national peer group. This report is usually available 3 to 6 months after the reporting date.
   Book Value Per Common Share: Common stockholders' equity divided by the number of common shares outstanding, net of common treasury shares.
   Capital Adequacy: Sufficient equity to support strategic plans while providing an attractive rate of return for stockholders. Often measured by risk-based capital ratios.
   Derivatives: Financial instruments where the performance is derived from the performance of another financial instrument or an interest rate, currency, or other referenced index (see: "Note 11: Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").
   EOP: End of period.
   EPS: Earnings per common share. Net income divided by the average number of common shares outstanding during the period. EPS basic is net income minus preferred stock dividend requirement, divided by average common shares outstanding. EPS diluted is total net income, divided by average common shares outstanding plus options and preferred stock common equivalents.
   Fair value: An approximation of current market value derived from carrying value, market quotes, and discounted cash flow analysis.
   FSB: First Security Bank.
   FSCO: First Security Corporation.
   FTE: Fully Taxable Equivalent. An adjustment made to interest income to facilitate comparison of interest income earned on tax-exempt or tax-favored loans, leases, and securities with interest earned subject to full taxation.
   Gap: An asset/liability management measurement that assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The difference between total interest-sensitive assets and liabilities at each time interval represents the interest sensitivity "Gap" for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap generally indicates that rising interest rates during a given interval will decrease net interest income, as more liabilities than assets will reprice. Because all interest rates do not adjust at exactly the same time or by the same magnitude, and because the gap report does not reflect any future changes in balance sheet structure, gap can only be analyzed as a static or general indication of interest rate sensitivity.
   Intangible Assets: Includes goodwill, loan servicing rights, deposit-based intangibles, and insurance customer base intangibles.
   Interest Rate Risk: The risk that changes in interest rates will cause volatility in net interest income.
   Leverage Ratio: Tier 1 capital divided by the sum of total assets minus nonqualifying intangibles.
   Liquidity: The ability to meet cash flow requirements at reasonable cost.
   LSR: Loan Servicing Right. The asset value associated with the right to service loans, classified as an intangible asset by the Federal Reserve. LSR's are created when FSCO sells or securitizes loans, or purchases loan servicing rights in secondary markets.
   Market Capitalization: The market (bid) price of a share of common stock multiplied by the number of shares of common stock outstanding, i.e., the total market value of all outstanding common shares.

   NASDAQ: The National Association of Securities Dealers Automated Quotation System's National Market System on which FSCO Common Stock is traded.
   Net Interest Income: Interest income plus loan fees minus interest expense, frequently adjusted to an FTE basis for analytical purposes.
   Net Interest Margin: Net interest income FTE divided by average interest-earning assets.
   Net Interest Spread: The FTE yield on interest-earning assets minus the rate paid on interest-bearing funds.
   Nonaccruing Loans: Loans on which interest is not accrued for income statement purposes. Interest received on nonaccruing loans is reported on a cash basis.
   Nonperforming Assets: Nonaccruing loans plus renegotiated loans plus ORE. Notional Amount: The contractual amount against which interest rates or other indices are applied in the calculation of interest exchanges. Not a measurement of principal at risk.
   Operating Expense Ratio: Noninterest expenses divided by the sum of net interest income FTE plus noninterest income.
   ORE: Other real estate owned. Also includes other foreclosed assets. Potential Problem Loans: As defined by the SEC, potential problem loans are performing loans that have characteristics that cause management to have serious doubts about the borrower's ability to comply with the present loan repayment terms. These loans are less than 90 days past due, and are accruing interest.
   Problem Assets: Nonperforming assets plus accruing loans past due 90 days or more.
   Productivity Ratio: Noninterest expenses divided by average total assets. Provision For Loan Losses: A charge against income made to adjust the reserve for loan losses to an appropriate level to cover loan losses inherent in the loan portfolio.
   Reserve For Loan Losses: An adjustment made to loans to recognize loan losses inherent in the loan portfolio. All loan losses are charged against this reserve as they become probable and subject to reasonable estimation. Recoveries of amounts previously charged off are credited to this reserve. The reserve is adjusted by means of the provision for loan losses.
   Risk-Based Capital Ratios: Equity measurements used by regulatory agencies to assess a bank's capital adequacy. These ratios are: Tier 1 Capital divided by risk-adjusted assets; and Total Capital divided by risk-adjusted assets.
   ROAA: Return on average assets. Net income divided by average total assets.
   ROAE: Return on average equity. Net income divided by average total stockholders' equity.
   SEC: The Securities and Exchange Commission.
   Section 20: Section 20 of the Federal Reserve Banking Act of 1933, authorizing certain levels of securities underwriting activities by bank holding companies. Those levels are: Tier I, which generally refers to government and municipal securities; and Tier II, which generally refers to corporate debt and equity.
   SFAS: Statement of Financial Accounting Standards. Accounting pronouncements issued by the Financial Accounting Standards Board.
   Shock Analysis: An evaluation of the securities portfolios against small and large movements in interest rates, which are assumed to be instantaneous and parallel, and other spread factors that may affect the value of the portfolio.
   Tangible Common Equity Ratio: Common stockholders' equity minus intangible assets, divided by the sum of total assets minus intangible assets.
   Tier 1 Capital: Stockholders' equity plus certain capital securities and minority equity in subsidiaries, minus goodwill and deposit-based intangibles.
   Tier 2 Capital: Reserves for loan losses up to 1.25% of risk-adjusted assets plus qualifying subordinated debt.
   Total Capital: The sum of Tier 1 plus Tier 2 Capital.
   Year 2000 (also known as Y2K). The date reference associated with a serious worldwide problem in which many computer systems may not properly process date calculations before, during, or after the year 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS


HIGHLIGHTS

   Highlights of First Security Corporation's performance in 1998, and comparisons to corresponding 1997 periods, included:

RESULTS OF OPERATIONS - FULL YEAR 1998
* Record net income of $247.7 million, up $32.4 million or 15.1%.
* Record earnings per common share diluted of $1.28, up $0.14 or 12.3%.
* Record noninterest income of $474.4 million, up $117.2 million or 32.8%.

RESULTS OF OPERATIONS - FOURTH QUARTER OF 1998
* Record net income of $67.3 million, up $9.3 million or 16.0%.
* Record earnings per common share diluted of $0.35, up $0.05 or 16.7%.
* Record noninterest income of $132.4 million, up $25.6 million or 23.9%.

FINANCIAL CONDITION AT DECEMBER 31, 1998
* Record total assets of $21.7 billion, up $3.5 billion or 19.5%.
* Record interest-earning assets of $19.3 billion, up $3.3 billion or 20.5%.
* Record stockholders' equity of $1.6 billion, up $0.2 billion or 13.9%.
* Asset quality: ratio of total problem assets to total loans and ORE of 0.52%, down from 0.58%.

OTHER 1998 HIGHLIGHTS
* FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend, paid in February 1998.
* Rio Grande Bancshares, Inc. was acquired, and its two subsidiary banks were subsequently merged to create First Security Bank of Southern New Mexico, N.A..
* First Security Bank of California, N.A. was created from the acquisitions and merger of California State Bank and Marine National Bank.
* FSCO signed a definitive agreement to acquire Van Kasper & Company.
* FSCO signed a definitive agreement to acquire XEON Financial Corporation.
* FSCO signed a definitive agreement to acquire Comstock Bancorp.
* FSCO restructured responsibilities for several senior executives.

TABLE 1: FINANCIAL HIGHLIGHTS - FIVE YEAR SUMMARY (in thousands, except per share data and ratios) (A)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
                                                         1998         1997         1996         1995         1994    % Chg     Rate
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
COMMON & PREFERRED STOCK DATA:
Earnings per common share basic                         $1.32        $1.18        $1.03        $0.71        $0.83     11.9     13.5
Earnings per common share diluted                        1.28         1.14         1.00         0.69         0.81     12.3     13.5
Tangible EPS diluted                                     1.47         1.23         1.09         0.77         0.88     19.5     16.0
Dividends paid per common share                          0.52         0.44         0.38         0.33         0.31     17.9     14.8
Book value per common share [EOP]                        8.54         7.59         6.72         6.13         5.36     12.5     10.6
Tangible book value per common share [EOP]               6.35         6.05         5.68         5.26         4.38      5.0      4.6
Market price (bid) [EOP]                               23.313       27.917       15.167       11.259        6.741    (16.5)    25.0
  High bid for the period                              26.167       27.917       15.167       11.259        9.481     (6.3)    23.9
  Low bid for the period                               15.500       14.222       10.167        6.519        6.370      9.0     16.9
Market capitalization (mktprice x #shrs) [EOP]      4,352,817    5,148,509    2,748,928    1,988,655    1,178,172    (15.5)    27.3
Market price / book value per com share [EOP] %        272.99       367.81       225.70       183.67       125.76
Dividend payout ratio (DPS / EPS basic) %               39.39        37.37        37.09        46.76        37.11
Dividend yield (DPS / mktprice) [EOP] %                  2.23         1.58         2.52         2.95         4.57
Price / earnings ratio (mktprice / EPS basic)            17.5x        23.7x        14.7x        15.9x         8.1x
Common shares basic [EOP]                             186,712      184,422      181,244      176,628      174,777      1.2      1.8
Common shares basic [Avg]                             187,572      182,240      179,767      176,082      172,597      2.9      2.6
Common shares diluted [Avg]                           193,840      188,739      185,000      180,025      176,448      2.7      2.7
Common shareholders of record(not rounded)[EOP]        12,663       10,786       10,843       10,222        9,921     17.4      5.4
Preferred shares [EOP]                                      9           10           10           11           12    (10.0)    (7.1)
Preferred shareholders of record(notrounded)[EOP]         466          497          541          588          634     (6.2)    (7.0)
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
INCOME STATEMENT:
Interest income                                    $1,420,660   $1,213,378   $1,039,391     $974,015     $801,659     17.1     16.3
Interest expense                                      716,961      587,439      485,328      469,812      322,035     22.0     23.8
Net interest income                                   703,699      625,939      554,063      504,203      479,624     12.4     10.8
Fully taxable equivalent (FTE) adjustment              10,381       10,492        7,822        8,382        7,937     (1.1)     6.3
Net interest income, FTE                              714,080      636,431      561,885      512,585      487,561     12.2     10.7
Provision for loan losses                              71,923       63,386       41,300       22,682        1,545     13.5     40.8
Noninterest income                                    474,390      357,157      306,444      270,638      202,043     32.8     22.5
Noninterest expenses                                  723,088      588,904      531,219      555,192      455,322     22.8     12.2
Provision for income taxes                            135,398      115,532      103,516       72,336       81,098     17.2     18.1
Net income                                            247,680      215,274      184,472      124,631      143,702     15.1     16.5
Preferred stock dividend requirement                       28           30           33           35           39     (6.7)    (8.2)
Common stock dividend                                  95,581       77,955       66,775       57,375       52,474     22.6     19.0
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
BALANCE SHEET - END OF PERIOD:
Trading account securities                           $329,109     $255,320     $447,486     $638,393     $553,826     28.9    (11.5)
Available for sale (AFS) securities                 4,764,127    4,351,525    3,324,797    2,733,631    2,352,910      9.5     20.7
  Memo: fair value adjustment AFS securities           48,251       37,678        1,687       22,932      (88,509)    28.1       NM
Loans, net of unearned income                      14,013,417   11,230,766    9,697,351    8,616,763    8,442,282     24.8     15.7
Reserve for loan losses                              (173,350)    (157,525)    (142,693)    (135,011)    (138,107)    10.0      4.7
Total interest-earning assets                      19,337,468   16,044,477   13,752,286   12,175,603   11,410,389     20.5     15.0
Intangible assets                                     409,367      285,156      187,427      153,429      171,234     43.6     97.7
Total assets                                       21,689,088   18,151,783   15,456,649   13,529,699   12,602,149     19.5     15.5
Noninterest-bearing deposits                        2,752,009    2,431,006    2,423,596    2,015,487    1,834,861     13.2      9.3
Interest-bearing deposits                           9,906,565    8,986,628    7,679,411    7,187,357    6,607,174     10.2     10.4
Total deposits                                     12,658,574   11,417,634   10,103,007    9,202,844    8,442,035     10.9     10.2
Short-term borrowed funds                           4,265,589    3,605,199    2,833,368    2,207,989    2,360,149     18.3     23.5
Long-term debt                                      2,609,558    1,304,463      944,055      720,521      685,426    100.0     63.3
Total interest-bearing liabilities                 16,781,712   13,896,290   11,456,834   10,115,867    9,652,749     20.8     16.7
Preferred stockholders' equity                            484          501          540          571          629     (3.4)    (7.2)
Common stockholders' equity                         1,595,011    1,400,345    1,217,300    1,082,424      936,739     13.9     12.6
Parent company investment in subsidiaries           1,945,390    1,555,112    1,283,229    1,124,052      980,632     25.1     19.8
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
PROBLEM ASSETS & POTENTIAL PROBLEM ASSET - END OF PERIOD:
Total nonaccruing loans                               $45,812      $36,876      $35,750      $24,660      $26,103     24.2      1.4
Other real estate                                       3,617        7,981       10,672       12,206        9,606    (54.7)   (32.8)
Total nonperforming assets                             49,429       44,857       46,422       36,866       35,709     10.2     (6.5)
Accruing loans past due 90 days or more                23,758       20,841       20,393       13,622       12,323     14.0     25.8
Total problem assets                                   73,187       65,698       66,815       50,488       48,032     11.4     (0.9)
Potential problem assets                               47,319        7,423        8,271       12,319       12,018    537.5     19.8
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
RECONCILIATION OF THE RESERVE FOR LOAN LOSSES:
Reserve for loan losses, beginning                   $157,525     $142,693     $135,011     $138,107     $138,051     10.4      3.8
Total loans charged off                               (94,790)     (86,195)     (64,209)     (53,865)     (39,117)    10.0     18.0
Total recoveries of loans charged off                  33,889       33,182       27,098       28,087       30,929      2.1      3.4
Net loans charged off                                 (60,901)     (53,013)     (37,111)     (25,778)      (8,188)    14.9     36.6
Provision for loan losses                              71,923       63,386       41,300       22,682        1,545     13.5     40.8
Acquisitions & reclassifications                        4,803        4,459        3,493            0        6,699      7.7     (7.7)
Reserve for loan losses, ending                       173,350      157,525      142,693      135,011      138,107     10.0      4.7
================================================ ============ ============ ============ ============ ============ ======== ========

EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share. NM: Not Meaningful.
(A) ALL FSCO FINANCIAL DATA HAS BEEN RESTATED FOR:
    * two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.
    * SFAS No. 128, "Earnings Per Share", restating EPS primary to EPS basic and EPS fully diluted to EPS diluted.
    * the May 30, 1998 pooling-of-interests merger with FSB California (formerly California State Bank).

TABLE 1: FINANCIAL HIGHLIGHTS - FIVE YEAR SUMMARY (in thousands, except per share data & ratios) (A) (continued)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
                                                         1998         1997         1996         1995         1994    % Chg     Rate
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
BALANCE SHEET - AVERAGE:
Trading account securities                           $158,605     $217,337     $197,308     $487,992     $629,308    (27.0)   (17.9)
Available for sale (AFS) securities                 4,634,580    3,703,409    3,006,242    2,437,812    2,357,380     25.1     19.8
  Memo: fair value adjustment AFS securities           44,898        7,061       (3,086)     (21,335)     (30,246)   535.9       NM
Loans, net of unearned income                      12,552,230   10,428,044    9,075,277    8,477,057    7,455,006     20.4     15.5
Reserve for loan losses                              (165,585)    (148,055)    (139,486)    (136,181)    (138,230)    11.8      4.7
Deferred taxes on leases                             (197,343)    (187,588)    (170,588)    (160,244)    (145,264)     5.2      8.3
Total interest-earning assets, excluding fair value
  adjustment AFS sec's & deferred tax on leases    17,203,589   14,234,308   12,240,614   11,440,040   10,402,070     20.9     14.8
Intangible assets                                     345,578      229,895      168,696      154,684      121,019     50.3     86.2
Total assets                                       19,301,016   15,983,748   13,715,134   12,700,669   11,525,222     20.8     15.1
Noninterest-bearing deposits                        2,312,666    2,203,031    1,970,492    1,760,233    1,701,434      5.0      9.1
Interest-bearing deposits                           9,447,832    8,103,960    7,499,417    7,028,556    6,319,955     16.6     10.4
Total deposits                                     11,760,498   10,306,991    9,469,909    8,788,789    8,021,389     14.1     10.2
Short-term borrowed funds                           3,826,474    2,969,746    2,057,407    1,906,634    2,018,495     28.8     27.8
Long-term debt                                      1,680,421    1,040,147      746,885      728,788      368,096     61.6     52.4
Total interest-bearing liabilities                 14,954,727   12,113,853   10,303,709    9,663,978    8,706,546     23.5     16.1
Preferred stockholders' equity                            494          524          554          599          675     (5.7)    (7.5)
Common stockholders' equity                         1,527,170    1,296,192    1,135,736    1,036,124      915,208     17.8     12.9
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
OTHER DATA (NOT ROUNDED) [EOP]:
Full-time equivalent employees                          9,424        7,996        7,391        7,904        7,863     17.9      7.5
Domestic bank offices:
FS Bank (Utah offices)                                    134          129          124          127          119      3.9      3.5
FS Bank (Idaho offices)                                    88           88           87           91           91      0.0      0.5
FS Bank (Oregon offices)                                   14           13           13           13           13      7.7      1.5
FS Bank (Wyoming offices)                                   8            8            7            6            6      0.0     32.0
FSB New Mexico                                             34           31           28           27           27      9.7      5.5
FSB Southern New Mexico                                    11            0            0            0            0       NM       NM
FSB Nevada                                                 15           14            7            8            5      7.1     24.6
FSB California                                             18           17           18           14           13      5.9      8.4
Total domestic bank offices                               322          300          284          286          274      7.3      4.6
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
SELECTED RATIOS (%):
Return on average assets (ROAA)                          1.28%        1.35%        1.35%        0.98%        1.25%
Tangible ROAA                                            1.50         1.48         1.48         1.11         1.37
Return on average stockholders' equity (ROAE)           16.21        16.60        16.23        12.02        15.69
Tangible ROAE                                           24.07        21.81        20.76        15.77        19.61
Net interest margin, FTE                                 4.15         4.47         4.59         4.48         4.69
Net interest spread, FTE                                 3.53         3.75         3.85         3.73         4.08
Operating expense ratio                                 60.84        59.27        61.18        70.89        66.03
Productivity ratio                                       3.75         3.68         3.87         4.37         3.95
Loans / deposits [EOP]                                 110.70        98.36        95.98        93.63       100.00
Loans / assets [EOP]                                    64.61        61.87        62.74        63.69        66.99
Reserve for loan losses [EOP] /:
  Total loans                                            1.24         1.40         1.47         1.57         1.64
  Nonaccruing loans                                    378.39       427.17       399.14       547.49       529.08
  Nonaccruing + accruing loans past due 90 days        249.17       272.93       254.16       352.67       359.41
Nonaccruing loans / total loans                          0.33         0.33         0.37         0.29         0.31
Nonaccruing + accr lns past due / total loans            0.50         0.51         0.58         0.44         0.46
Nonperforming assets [EOP] /:
  Total loans + other real estate                        0.35         0.40         0.48         0.43         0.42
  Total assets                                           0.23         0.25         0.30         0.27         0.28
  Total equity                                           3.10         3.20         3.81         3.40         3.81
  Total equity + reserve for loan losses                 2.79         2.88         3.41         3.03         3.32
Problem assets [EOP] /:
  Total loans + other real estate                        0.52         0.58         0.69         0.59         0.57
  Total assets                                           0.34         0.36         0.43         0.37         0.38
  Total equity                                           4.59         4.69         5.49         4.66         5.12
  Total equity + reserve for loan losses                 4.14         4.22         4.91         4.15         4.47
Net loans charged off / average loans                    0.49         0.51         0.41         0.30         0.11
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
CAPITAL RATIOS & RISK-BASED CAPITAL RATIOS (%):
Stockholders' equity / assets [EOP]                      7.36%        7.72%        7.88%        8.00%        7.44%
Stockholders' equity / assets [Avg]                      7.91         8.11         8.28         8.16         7.95
Tangible common equity / tangible assets [EOP]           5.57         6.24         6.74         6.95         6.16
Leverage ratio                                           6.90         7.53         8.15         7.22         6.98
Tier 1 risk-based capital ratio                          9.10        10.62        11.34        10.44        10.02
Total (Tier 1 + 2) risk-based capital ratio             11.31        13.42        14.41        13.85        12.13
================================================ ============ ============ ============ ============ ============ ======== ========

EOP: End Of Period. Avg: Average. NM: Not Meaningful.
(A) All FSCO financial data has been restated for the May 30, 1998 pooling-of-interests merger with FSB California (formerly
    California State Bank).

OPERATING SUBSIDIARIES

   First Security Corporation is the West's second largest independent bank holding company, and is the nation's oldest multistate bank holding company, having been incorporated on June 15, 1928. At December 31, 1998, FSCO's banks operated 322 full service domestic bank offices in Utah, Idaho, Oregon, Wyoming, New Mexico, Nevada, and California. Nonbank subsidiaries include a residential mortgage loan company, a leasing company, two insurance subsidiaries, an investment management company, a full-service retail securities broker/dealer, a "Section 20" full-service securities broker/dealer, a bankcard transaction processing company, an information technology subsidiary, and a small business investment corporation.
   FSCO's subsidiaries and their principal activities as of December 31, 1998, are discussed below (see: "Table 2: Consolidating Statements").
   * First Security Bank, N.A. (FS Bank) is a national bank, headquartered in Ogden, Utah, with branches in Utah, Idaho, Oregon, and Wyoming. FS Bank has two wholly owned operating subsidiaries:
   ** CrossLand Mortgage Corp. (CrossLand Mortgage) originates and services residential term loans and services mortgage loans for all FSCO bank subsidiaries. All CrossLand Mortgage loan originations are sold into the secondary market. At December 31, 1998, CrossLand Mortgage operated 87 offices in 22 states and was ranked among the top mortgage banking companies in the nation in terms of loan originations and servicing.
   ** First Security Hong Kong Agreement Corporation provides letters of credit and other international banking services to U.S. importing customers.
   * First Security Bank of New Mexico, N.A. (FSB New Mexico) is a national bank, headquartered in Albuquerque, New Mexico.
   * First Security Bank of Southern New Mexico, N.A. (FSB So. New Mexico) is a national bank, headquartered in Las Cruces, New Mexico. In 1998, FSCO acquired Rio Grande Bancshares, Inc. and its subsidiaries, then merged and renamed them as FSB So. New Mexico (see: "Mergers and Acquisitions").
   * First Security Bank of Nevada (FSB Nevada) is a Nevada state-chartered bank, headquartered in Las Vegas, Nevada.
   * First Security Bank of California, N.A. (FSB California) is a national bank, headquartered in West Covina, California. In 1998, FSCO acquired and merged California State Bank and Marine National Bank and renamed them FSB California (see: "Mergers and Acquisitions").
   * First Security Van Kasper, Inc. (FS Van Kasper), is a "Section 20" subsidiary approved for Tier I and II powers. FS Van Kasper provides integrated services such as corporate and public finance, personal financial services, brokerage, and investment management. Effective February 12, 1999, FSCO acquired Van Kasper & Company and renamed it FS Van Kasper (see: "Mergers and Acquisitions"). FSCO plans to merge it with FS Capital Markets (below) later in 1999 to form a new "Section 20" subsidiary approved for Tier I and II powers.
   * First Security Capital Markets, Inc. (FS Capital Markets) is a "Section 20" subsidiary approved for Tier I powers. FS Capital Markets is a full service securities broker dealer that provides a wide array of capital raising products and investment banking and securities related services to business, municipal, and individual customers. It will be merged into FS Van Kasper later in 1999.
   * First Security Investment Services, Inc. (FS Investment Services) has two operating subsidiaries:
   ** First Security Investor Services provides a full spectrum of securities products and brokerage services to the public, including full service securities brokerage, investment advice, and discount brokerage services, and makes available FSCO's "Achievement Funds", a family of proprietary mutual funds.
   ** First Security Investment Management, Inc. provides investment management and investment advisory services to FSCO's trust business and to other clients and is an advisor to mutual funds, including certain of FSCO's "Achievement Funds".
   * First Security Capital I (FS Capital I) is FSCO's special purpose business trust supplying Tier 1 capital to FSCO's balance sheet for regulatory purposes.
   * First Security Insurance, Inc. (FS Insurance) is a full-service insurance agency that offers a wide range of insurance products to customers in FSCO's market areas.
   * First Security Life Insurance Company of Arizona (FS Life Insurance) reinsures the credit life and disability insurance of borrowers from other FSCO subsidiaries.
   * First Security Leasing Company (FS Leasing) is a full-service equipment leasing company that originates and manages leases for its own portfolio and the lease portfolios of FSCO's subsidiary banks.
   * First Security Processing Services, Inc. (FS Processing Services) processes bankcard and ATM transactions for other financial institutions.
   * First Security Specialized Services Inc. (FS Specialized Services) provides specialized financial consulting services for businesses.
   * First Security Business Investment Corporation (FS Business Investment) makes both equity and debt investments in small businesses and provides alternative financing sources for small companies whose financing needs are typically not being met by conventional lending sources.
   * First Security Service Company (FS Service) provides operational services to FSCO's subsidiaries. These services include executive supervision, loan servicing, item processing, accounting, tax, security, consumer compliance, human resources, planning, sales training, marketing, communications, purchasing, and risk management.
   * First Security Information Technology, Inc. (FS Information Technology) provides specialized services including all forms of data processing and telecommunications to FSCO's subsidiaries.

TABLE 2: CONSOLIDATING STATEMENTS (in thousands, except ratios) (A)
For the Year Ended December 31, 1998                       Reserve      Non-                                        Return   Return
                                     Total        Total   for Loan  Perform.        Total        Total        Net   on Avg   on Avg
                                    Assets   Loans, Net     Losses    Assets     Deposits       Equity     Income   Assets   Equity
----------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
BANK SUBSIDIARIES:
FS Bank                        $17,238,561  $11,816,796  ($125,423)  $39,458   $9,204,070   $1,324,214   $220,441     1.47%   18.70%
FSB New Mexico                   2,133,903      825,609    (18,577)    1,840    1,275,008      140,756     20,315     1.02    15.33
FSB So. New Mexico                 455,979      235,553     (2,927)    1,097      342,509       85,530      3,459     0.87     5.33
FSB Nevada                       1,107,058      411,397    (10,148)    2,931      899,761      146,091     11,584     1.11     8.21
FSB California                   1,197,185      634,157    (11,299)    3,439      953,745      146,542      7,899     0.90     8.74
Consolidating adjustments         (685,275)     (37,097)         0         0       (5,861)           0          0     0.00     0.00
----------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
TOTAL BANK SUBSIDIARIES         21,447,411   13,886,415   (168,374)   48,765   12,669,232    1,843,133    263,698     1.38    16.40
----------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
NONBANK SUBSIDIARIES:
FS Capital Markets                   9,222            0          0         0            0        5,959        870     3.37    20.76
FS Investment Services               6,643           20          0         0            0        5,252      1,371    25.25    31.44
FS Capital I                       155,236      154,640          0         0            0        4,640          0     0.00     0.00
FS Insurance                        18,547            0          0         0            0       15,082      1,871    11.49    14.76
FS Life Insurance                   19,186            0          0         0            0       15,596      1,808     9.99    12.54
FS Leasing                         133,298      115,775     (4,589)      664            0       36,501        982     0.70     2.71
FS Processing Services               3,718            0          0         0            0          387     (3,973)  (86.22)      NM
FS Specialized Services                 10            0          0         0            0           10          0     0.00     0.00
FS Business Investment               3,232        2,141       (387)        0            0        3,200         31     0.98     0.99
FS Service                          48,049       11,345          0         0            0       13,295     (1,816)   (3.85)  (24.76)
FS Information Technology           23,232            0          0         0            0        2,650     (2,340)  (12.66)  722.22
Consolidating adjustments           (3,184)           0          0         0            0         (330)       (37)    2.67    11.86
----------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
TOTAL NONBANK SUBSIDIARIES         417,189      283,921     (4,976)      664            0      102,242     (1,233)   (0.28)   (1.43)
----------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
FSCO Parent Company only         2,573,176      588,490          0         0            0    1,595,495     86,471     3.86     5.62
Consolidating adjustments       (2,748,688)    (745,409)         0         0      (10,658)  (1,945,375)  (101,256)    4.16     5.94
----------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
FSCO CONSOLIDATED              $21,689,088  $14,013,417  ($173,350)  $49,429  $12,658,574   $1,595,495   $247,680     1.28%   16.21%
============================= ============ ============ ========== ========= ============ ============ ========== ======== ========

(A) FSCO owns 100% of the stock of all of its subsidiaries.

LINE OF BUSINESS SEGMENTS

   FSCO's organizational management structure for 1998 consisted of the following five "Line of Business" segments (see: "Table 3: Line of Business Segments"):
   * Community Banking Services provides transaction deposit, personal investment, private banking, personal trust, insurance, electronic banking, and customer services. This line of business segment will be restructured in 1999 with all personal investment, private banking, personal trust, and insurance functions being moved to the new Capital Markets, Treasury, and Investment Management segment.
   * Retail Lending Services provides a full range of credit products to retail customers including consumer loans (direct and indirect vehicle, credit cards, student loans, and other), residential real estate loans (mortgage, home equity, and construction), and commercial loans under $100,000. Retail Lending Services also makes loans to selected types of businesses including automobile dealers (new and used car flooring, capital loans, and real estate loans), residential lot developers, and home builders (for construction of single family residential homes).
   * Business Banking Services provides a full range of products to business customers including commercial loans over $100,000, commercial real estate loans (term and construction), leases, and banking, trust, and financial services for businesses.
   * Finance and Capital Markets combines FSCO's capital markets, treasury, accounting, tax, and purchasing functions. This line of business segment will be restructured in 1999 as Capital Markets, Treasury, and Investment Management and will include capital markets, treasury, personal investment, private banking, personal trust, insurance, investment management functions, and FS Van Kasper.
   * Parent and Other combines corporate administration, technology and processing services, acquired banks that have not been converted to FSCO's systems, and intersegment eliminations. This line of business segment will be restructured in 1999 to include accounting, tax, and purchasing functions.
   FSCO advises readers that its line of business segment data for periods prior to 1998 has undergone material changes in internal reporting and cost allocation systems. As a result, data for those periods was either unavailable, or if shown, may not be comparable with 1998. It is the opinion of management that this information results in no meaningful information useful in interpreting FSCO's results of operations and financial position. In addition, FSCO further advises readers that its actual results for future periods could differ materially from those anticipated or projected.

TABLE 3: LINE OF BUSINESS SEGMENTS - SELECTED DATA (in thousands) (A)
                                                                                           Finance &
                                                    Community       Retail     Business      Capital       Parent        Total
                                                      Banking      Lending      Banking      Markets      & Other         FSCO
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ ------------
For the Year Ended December 31, 1998:
Total assets (Avg)                                 $1,084,218   $8,149,137   $3,667,735   $4,264,452   $2,135,474  $19,301,016
Total deposits (Avg)                                8,900,954        6,482      629,702       86,646    2,136,714   11,760,498
External interest income                               31,033      720,715      298,648      264,985      105,279    1,420,660
External interest expense                             383,578            1       21,585      179,305      132,492      716,961
Intersegment interest income (expense), net           553,394     (428,084)    (141,206)     (85,709)     101,605            0
Provision for income taxes                             30,947       61,064       29,310       (1,735)      15,812      135,398
Net income                                             48,705      101,029       53,516       (2,718)      47,148      247,680
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ ------------
For the Year Ended December 31, 1997:
Total assets (Avg)                                   $445,574   $6,458,695   $3,292,319   $3,751,800   $2,035,360  $15,983,748
Total deposits (Avg)                                8,330,715        7,082      608,946       70,736    1,289,512   10,306,991
Total interest income                                  26,856      593,580      281,248      240,680       71,014    1,213,378
Total interest expense                                352,742       31,196       23,740      160,499       19,262      587,439
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ ------------
For the Year Ended December 31, 1996:
Total assets (Avg)                                   $882,771   $5,706,091   $2,943,441   $3,100,044   $1,082,787  $13,715,134
Total deposits (Avg)                                8,329,658      101,996      513,439       25,340      499,476    9,469,909
Total interest income                                 457,975      534,430      290,446      683,448     (926,908)   1,039,391
Total interest expense                                476,516      144,373       64,870      667,467     (867,898)     485,328
================================================ ============ ============ ============ ============ ============ ============

(A) For the years reported, FSCO:
    * reported intersegment interest income and interest expenses on a net basis;
    * had no material revenues from foreign countries;
    * did not rely on any single major customer for 10% or more of external revenues;
    * had no material depreciation, depletion, and/or amortization expenses;
    * had no material unusual items, extraordinary items, and/or significant noncash items;

MANAGEMENT CHANGES

   On November 12, 1998, FSCO made the following changes to its management committee and their responsibilities:
   * David R. Golden: executive vice president Risk Management.
   * Brad D. Hardy: executive vice president Corporate Services; and general counsel and chief financial officer, First Security Corporation.
   * Scott C. Ulbrich: executive vice president Capital Markets, Treasury and Investment Management line of business; and, effective upon FSCO's February 12, 1999 acquisition of Van Kasper & Company, chairman and chief executive officer of FS Van Kasper (see: "Mergers and Acquisitions").
   This strategic reorganization allows FSCO to take advantage of growth opportunities and synergies resulting from the acquisition of FS Van Kasper. By combining all investment banking and brokerage operations into one line of business, FSCO can better meet the capital and funding requirements, and wealth management needs, of small and medium-sized businesses, governmental entities, affluent individuals and brokerage customers throughout its market areas.

ANALYSIS OF STATEMENTS OF INCOME

EARNINGS SUMMARY
   FSCO's net income was a record $247.7 million for 1998, up $32.4 million or 15.1% from $215.3 million in 1997, which in turn was up $30.8 million or 16.7% from $184.5 million earned in 1996 (see: "Table 1: Financial Highlights"; and "Factors That May Affect Future Results of Operations and Financial Condition"). The resulting earnings per common share diluted were a record $1.28 for 1998, up $0.14 or 12.3% from $1.14 for 1997, which in turn was up $0.14 or 14.0% from $1.00 for 1996. This net income generated a 1.28% ROAA and a 16.21% ROAE for 1998, compared with a 1.35% ROAA and a 16.60% ROAE for 1997 and a 1.35% ROAA and a 16.23% ROAE for 1996. For 1998, 1997, and 1996,
respectively, the tangible ROAA was 1.50%, 1.48%, and 1.48%, the tangible ROAE was 24.07%, 21.81%, and 20.76%, while tangible EPS diluted were $1.47, $1.23, and $1.09.
   FSCO's net income, before one-time FSB California merger charges of $7.2 million after tax (see: "Mergers and Acquisitions"), was $254.9 million for 1998, up $39.6 million or 18.4% from 1997. The resulting EPS diluted were $1.32 for 1998, up $0.18 or 15.8% from 1997. This net income generated a 1.32% ROAA and a 16.69% ROAE for the year, while the tangible ROAA was 1.54%, the tangible ROAE was 24.68%, and tangible EPS diluted were $1.51 for 1998.
   FSCO's net income was a record $67.3 million for the fourth quarter of 1998, up $9.3 million or 16.0% from $58.0 million in the fourth quarter of 1997. EPS diluted were a record $0.35 for the quarter, up $0.05 or 16.7% from the year-ago quarter. This net income generated a 1.31% ROAA and a 16.50% ROAE for the quarter, compared with a 1.33% ROAA and a 16.63% ROAE for the year-ago quarter. The tangible ROAA was 1.56%, the tangible ROAE was 25.08%, and tangible EPS diluted were $0.41 for the quarter, up from a 1.39% tangible ROAA, a 21.31% tangible ROAE, and tangible EPS diluted of $0.31 for the year-ago quarter.

REVENUES
   FSCO's revenues (net interest income plus noninterest income) were $1.2 billion for 1998, up $195.0 million or 19.8% from $1.0 billion 1997, which in turn was up $122.6 million or 14.2% from $860.5 million in 1996 (see: "Net Interest Income" and "NonInterest Income"). Revenues were $319.2 million for the fourth quarter of 1998, up $46.7 million or 17.1% from $272.5 million in the year-ago quarter.

NET INTEREST INCOME AND NET INTEREST MARGIN
   The largest component of FSCO's revenues is net interest income. For purposes of this discussion, interest income earned on tax-exempt or tax-favored loans, leases, and securities is adjusted to an FTE basis to facilitate comparison with interest earned that is subject to statutory taxation.
   Changes in net interest income generally occur due to fluctuations in the volumes (balances and/or mixes) of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest rates (yields or costs). Changes in nonperforming assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income.
   FSCO's net interest income FTE totaled a record $714.1 million for 1998, up $77.6 million or 12.2% from 1997 (see: "Table 4: Average Balance Sheets, Net Interest Income, Yields and Rates"; "Table 5: Analysis of Interest Changes Due to Volumes and Rates"; and "Table 1: Financial Highlights"). This increase was due to additional interest earned by the 20.4% growth in average loans, net of various asset sales and securitizations, and the 25.1% growth in average AFS securities, plus the positive impact of recent purchase acquisitions, partially offset by additional interest expense from the 23.5% increase in average interest-bearing liabilities.
   By comparison, FSCO's net interest income FTE totaled a record $636.4 million for 1997, up $74.5 million or 13.3% from $561.9 million in 1996. The 1997 increase was due to additional interest earned by 14.9% growth in average loans, net of various asset sales and securitizations, and 23.2% growth in average AFS securities, partially offset by additional interest expense from the 17.6% increase in average interest-bearing liabilities.
   FSCO's net interest margin was 4.15% for 1998, down 32 basis points from 1997. This decrease was due primarily to lower interest rates on the strong volume growth in loans, especially refinanced mortgages and consumer loans, funded by relatively constant rates on additional short-term borrowed funds, long-term debt, and deposits. FSCO's net interest margin remained essentially unchanged for each of the four quarters of 1998, while net interest income was increased through volume growth in lending activities. During 1998, a one basis point (0.01%) change in FSCO's net interest margin FTE equaled $1.7 million of net interest income FTE.
   By comparison, FSCO's net interest margin was 4.47% for 1997, down only 12 basis points from 4.59% in 1996. The 1997 decrease was due primarily to the combined impact of increased short-term borrowed funds and $300 million of long-term debt issued in the fourth quarter of 1996 to take advantage of relatively low long-term interest rates.
   Over the past 12 years, growth in FSCO's net interest income FTE has largely been due to sustained growth in average interest-earning assets. The net interest margin FTE has also reflected increased competition, balance sheet restructuring, and the impact of changes in the yield curve.

TABLE 4: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A)

For the years ended December 31,                 1998       1998   1998        1997       1997   1997        1996       1996   1996
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
                                                           Fully                         Fully                         Fully
                                                         Taxable   Avg%                Taxable   Avg%                Taxable   Avg%
                                              Average Equivalent  Yield     Average Equivalent  Yield     Average Equivalent  Yield
                                              Balance   Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
ASSETS:
Interest-Earning Assets:
Federal funds sold & securities purchased     $98,731     $5,538   5.61     $78,620     $4,249   5.40    $109,810     $5,734   5.22
Interest-bearing deposits in other banks        1,684        177  10.51       1,547         69   4.46      19,479      1,080   5.54
Trading account securities                    158,605      9,184   5.79     217,337     12,724   5.85     197,308     10,094   5.12
Available for sale (AFS) securities (B)     4,589,682    302,064   6.58   3,696,348    248,631   6.73   3,009,328    197,173   6.55
Loans, net of unearned income &
  deferred taxes on leases (C)             12,354,887  1,114,078   9.02  10,240,456    958,197   9.36   8,904,689    833,132   9.36
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustment for AFS Securities
  & Deferred Taxes On Leases (B)           17,203,589  1,431,041   8.32  14,234,308  1,223,870   8.60  12,240,614  1,047,213   8.56
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Cash & due from banks                         822,841                       775,908                       655,931
Premises & equipment, net                     292,801                       272,314                       222,209
Other real estate                               3,603                         7,787                         4,702
Reserve for loan losses                      (165,585)                     (148,055)                     (139,486)
Other assets                                1,296,212                       646,837                       563,662
Deferred taxes on leases, deducted above     (197,343)                      187,588                       170,588
Fair value adjustment for AFS securities       44,898                         7,061                        (3,086)
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
TOTAL ASSETS                              $19,301,016                   $15,983,748                   $13,715,134
========================================= =========== ========== ====== =========== ========== ====== =========== ========== ======
LIABILITIES:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts             $335,484      5,560   1.66    $475,950      9,849   2.07    $895,506     25,525   2.85
Savings & money market accounts             4,292,234    124,560   2.90   3,570,722    111,367   3.12   2,983,353     93,639   3.14
Time deposits of $100,000 or more           1,328,028     76,757   5.78     975,454     56,223   5.76     812,673     45,221   5.56
Other time deposits                         3,492,086    197,009   5.64   3,081,834    175,217   5.69   2,807,885    162,404   5.78
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Total Interest-Bearing Deposits             9,447,832    403,886   4.27   8,103,960    352,656   4.35   7,499,417    326,789   4.36
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Federal funds purchased & securities sold   3,442,992    182,050   5.29   2,649,889    141,207   5.33   1,801,694     90,840   5.04
Other short-term borrowings                   383,482     22,852   5.96     319,857     21,889   6.84     255,713     17,558   6.87
Long-term debt                              1,680,421    108,173   6.44   1,040,147     71,687   6.89     746,885     50,141   6.71
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Total Interest-Bearing Liabilities         14,954,727    716,961   4.79  12,113,853    587,439   4.85  10,303,709    485,328   4.71
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Noninterest-bearing deposits                2,312,666                     2,203,031                     1,970,492
Other liabilities                             505,959                       370,148                       304,643
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
TOTAL LIABILITIES                          17,773,352                    14,687,032                    12,578,844
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity                    494                           524                           554
Common stockholders' equity                 1,527,170                     1,296,192                     1,135,736
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
TOTAL STOCKHOLDERS' EQUITY                  1,527,664                     1,296,716                     1,136,290
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $19,301,016                   $15,983,748                   $13,715,134
========================================= =========== ========== ====== =========== ========== ====== =========== ========== ======
Interest income FTE / earning assets                               8.32                          8.60                          8.56
Interest expense FTE / earning assets                              4.17                          4.13                          3.97
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ---------------------- ------
Net interest income / earning assets                     714,080   4.15                636,431   4.47                561,885   4.59
Less FTE adjustment                                       10,381                        10,492                         7,822
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
NET INTEREST INCOME                                     $703,699                      $625,939                      $554,063
========================================= =========== ========== ====== =========== ========== ====== =========== ========== ======
Loan fees included in interest income                    $48,925                       $39,864                       $29,799
========================================= =========== ========== ====== =========== ========== ====== =========== ========== ======

(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1998-1993.
(B) Yields on available for sale securities exclude average fair value adjustments.  Yields for 1995 and 1994 have been restated to reflect this change.  During 1995 and 1994, $225,715 and $270,079, respectively, were classified as held to maturity (HTM)
    securities.  Prior to 1994, all securities other than trading account securities were classified as HTM securities.  At the end of 1995, FSCO elected to classify all investment securities as AFS securities.
(C) Loans include nonaccruing loans.

TABLE 4: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (in thousands) (A) (continued)

For the years ended December 31,                 1995       1995   1995        1994       1994   1994
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
                                                           Fully                         Fully
                                                         Taxable   Avg%                Taxable   Avg%
                                              Average Equivalent  Yield     Average Equivalent  Yield
                                              Balance   Interest   Rate     Balance   Interest   Rate
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
ASSETS:
Interest-Earning Assets:
Federal funds sold & securities purchased    $161,103     $9,381   5.82     $70,828     $2,914   4.11
Interest-bearing deposits in other banks       14,985        883   5.89       4,566        180   3.94
Trading account securities                    487,992     29,130   5.97     629,308     33,983   5.40
Available for sale (AFS) securities (B)     2,459,147    153,616   6.25   2,387,626    131,967   5.53
Loans, net of unearned income &
  deferred taxes on leases (C)              8,316,813    789,387   9.49   7,309,742    640,552   8.76
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustment for AFS Securities
  & Deferred Taxes On Leases (B)           11,440,040    982,397   8.59  10,402,070    809,596   7.78
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
Cash & due from banks                         604,295                       604,479
Premises & equipment, net                     201,749                       165,545
Other real estate                               3,923                         8,856
Reserve for loan losses                      (136,181)                     (138,230)
Other assets                                  447,934                       367,484
Deferred taxes on leases, deducted above      160,244                       145,264
Fair value adjustment for AFS securities      (21,335)                      (30,246)
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
TOTAL ASSETS                              $12,700,669                   $11,525,222
========================================= =========== ========== ====== =========== ========== ======
LIABILITIES:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts           $1,121,519     21,430   1.91  $1,134,187     19,337   1.70
Savings & money market accounts             2,493,210     92,159   3.70   2,659,920     80,609   3.03
Time deposits of $100,000 or more             763,895     44,997   5.89     480,613     20,863   4.34
Other time deposits                         2,649,932    150,845   5.69   2,045,235     91,109   4.45
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
Total Interest-Bearing Deposits             7,028,556    309,431   4.40   6,319,955    211,918   3.35
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
Federal funds purchased & securities sold   1,699,989     95,267   5.60   1,945,621     82,162   4.22
Other short-term borrowings                   206,645     13,663   6.61      72,874      4,071   5.59
Long-term debt                                728,788     51,451   7.06     368,096     23,884   6.49
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
Total Interest-Bearing Liabilities          9,663,978    469,812   4.86   8,706,546    322,035   3.70
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
Noninterest-bearing deposits                1,760,233                     1,701,434
Other liabilities                             239,735                       201,359
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
TOTAL LIABILITIES                          11,663,946                    10,609,339
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity                    599                           675
Common stockholders' equity                 1,036,124                       915,208
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
TOTAL STOCKHOLDERS' EQUITY                  1,036,723                       915,883
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $12,700,669                   $11,525,222
========================================= =========== ========== ====== =========== ========== ======
Interest income FTE / earning assets                               8.59                          7.78
Interest expense FTE / earning assets                              4.11                          3.09
----------------------------------------- ----------- ---------- ------ ---------------------- ------
Net interest income / earning assets                     512,585   4.48                487,561   4.69
Less FTE adjustment                                        8,382                         7,937
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------
NET INTEREST INCOME                                     $504,203                      $479,624
========================================= =========== ========== ====== =========== ========== ======
Loan fees included in interest income                    $26,540                       $20,258
========================================= =========== ========== ====== =========== ========== ======

(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1998-1993.
(B) Yields on available for sale securities exclude average fair value adjustments.  Yields for 1995 and 1994 have been restated to reflect this change.  During 1995 and 1994, $225,715 and $270,079, respectively, were classified as held to maturity (HTM)
    securities.  Prior to 1994, all securities other than trading account securities were classified as HTM securities.  At the end of 1995, FSCO elected to classify all investment securities as AFS securities.
(C) Loans include nonaccruing loans.

TABLE 5: ANALYSIS OF INTEREST CHANGES DUE TO VOLUMES AND RATES (in thousands) (A)
                                                    1998 over 1997                1997 over 1996                1996 over 1995
----------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
                                              Changes Due to:     Total     Changes Due to:     Total     Changes Due to:     Total
                                             Volume      Rate    Change    Volume      Rate    Change    Volume      Rate    Change
----------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
INTEREST-EARNING ASSETS:
Federal funds sold & securities purchased    $1,087      $202    $1,289   ($1,629)     $144   ($1,485)  ($2,987)    ($660)  ($3,647)
Interest-bearing deposits in other banks          6       102       108      (994)      (17)   (1,011)      265       (68)      197
Trading account securities                   (3,438)     (102)   (3,540)    1,024     1,606     2,630   (17,352)   (1,684)  (19,036)
Available for sale (AFS) securities          60,089    (6,656)   53,433    45,014     6,444    51,458    34,368     9,189    43,557
Loans, net of unearned income &
  deferred taxes on leases                  197,847   (41,966)  155,881   124,976        89   125,065    55,798   (12,053)   43,745
----------------------------------------- --------- --------- --------- --------------------------------------- --------- ---------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  & Deferred Taxes On Leases                255,591   (48,420)  207,171   168,391     8,266   176,657    70,092    (5,276)   64,816
----------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
INTEREST-BEARING LIABILITIES:
Interest-Bearing Deposits:
Interest-bearing demand accounts             (2,907)   (1,382)   (4,289)  (11,959)   (3,717)  (15,676)   (4,319)    8,414     4,095
Savings & money market accounts              22,503    (9,310)   13,193    18,436      (708)   17,728    18,118   (16,638)    1,480
Time deposits of $100,000 or more            20,322       212    20,534     9,058     1,944    11,002     2,873    (2,649)      224
Other time deposits                          23,325    (1,533)   21,792    15,845    (3,032)   12,813     8,991     2,568    11,559
----------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total Interest-Bearing Deposits              63,243   (12,013)   51,230    31,380    (5,513)   25,867    25,664    (8,306)   17,358
----------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Federal funds purchased & securities sold    42,263    (1,420)   40,843    42,765     7,602    50,367     5,699   (10,126)   (4,427)
Other short-term borrowings                   4,354    (3,391)      963     4,404       (73)    4,331     3,244       651     3,895
Long-term debt                               44,128    (7,642)   36,486    19,688     1,858    21,546     1,278    (2,588)   (1,310)
----------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total Interest-Bearing Liabilities          153,988   (24,466)  129,522    98,237     3,874   102,111    35,885   (20,369)   15,516
----------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
CHANGE IN NET INTEREST INCOME              $101,603  ($23,954)  $77,649   $70,154    $4,392   $74,546   $34,207   $15,093   $49,300
========================================= ========= ========= ========= ========= ========= ========= ========= ========= =========

(A) Changes not due entirely to changes in volume or rate have been allocated to rate.  Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1998-1993.

TABLE 5: ANALYSIS OF INTEREST CHANGES DUE TO VOLUMES AND RATES (in thousands) (A) (continued)
                                                    1995 over 1994                1994 over 1993
----------------------------------------- --------- --------- --------- --------- --------- ---------
                                              Changes Due to:     Total     Changes Due to:     Total
                                             Volume      Rate    Change    Volume      Rate    Change
----------------------------------------- --------- --------- --------- --------- --------- ---------
INTEREST-EARNING ASSETS:
Federal funds sold & securities purchased    $3,714    $2,753    $6,467   ($7,321)     $765   ($6,556)
Interest-bearing deposits in other banks        411       292       703      (389)       40      (349)
Trading account securities                   (7,631)    2,778    (4,853)   10,085     3,057    13,142
Available for sale (AFS) securities           3,953    17,696    21,649    30,387    (9,557)   20,830
Loans, net of unearned income &
  deferred taxes on leases                   88,249    60,586   148,835   118,136   (11,326)  106,810
----------------------------------------- --------- --------- --------- --------- --------- ---------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  & Deferred Taxes On Leases                 88,696    84,105   172,801   150,898   (17,021)  133,877
----------------------------------------- --------- --------- --------- --------- --------- ---------
INTEREST-BEARING LIABILITIES:
Interest-Bearing Deposits:
Interest-bearing demand accounts               (216)    2,309     2,093     2,613    (1,986)      627
Savings & money market accounts              (5,052)   16,602    11,550    10,377      (487)    9,890
Time deposits of $100,000 or more            12,297    11,837    24,134     2,684     1,725     4,409
Other time deposits                          26,937    32,799    59,736       821    (2,830)   (2,009)
----------------------------------------- --------- --------- --------- --------- --------- ---------
Total Interest-Bearing Deposits              33,966    63,547    97,513    16,495    (3,578)   12,917
----------------------------------------- --------- --------- --------- --------- --------- ---------
Federal funds purchased & securities sold   (10,373)   23,478    13,105    26,124    24,386    50,510
Other short-term borrowings                   7,473     2,119     9,592       718     1,013     1,731
Long-term debt                               23,404     4,163    27,567    11,103    (1,042)   10,061
----------------------------------------- --------- --------- --------- --------- --------- ---------
Total Interest-Bearing Liabilities           54,470    93,307   147,777    54,440    20,779    75,219
----------------------------------------- --------- --------- --------- --------- --------- ---------
CHANGE IN NET INTEREST INCOME               $34,226   ($9,202)  $25,024   $96,458  ($37,800)  $58,658
========================================= ========= ========= ========= ========= ========= =========

(A) Changes not due entirely to changes in volume or rate have been allocated to rate.  Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1998-1993.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses totaled $71.9 million for 1998, up $8.5 million or 13.5% from $63.4 million in 1997, which in turn was up $22.1 million or 53.5% from $41.3 million for 1996 (see: "Interest-Earning Assets and Asset Quality - Provision for Loan Losses" and "Table 11: Reconciliation of the Reserve for Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income was a record $474.4 million for 1998, up $117.2 million or 32.8% from 1997 (see: "Table 6: Noninterest Income"). In addition, noninterest income was a record $132.4 million for the fourth quarter of 1998, up $25.6 million or 23.9% from the year-ago quarter. These increases were due to several factors including: strong growth in mortgage banking activities; gains from ongoing asset sales and securitizations; growth in other service charges and trust fees; and securities gains. FSCO's noninterest income amounted to a record 40.27% of total revenues for 1998, up from 36.33% for 1997, and was a record 41.50% of total revenues for the quarter, up from 39.23% for the year-ago quarter.
   By comparison, FSCO's noninterest income totaled a record $357.2 million for 1997, up $50.7 million or 16.5% from 1996, and was a record $106.9 million for the fourth quarter of 1997, up $20.4 million or 23.6% from the year-ago quarter. These 1997 increases were the result of FSCO's continued emphasis on increasing and diversifying sources of noninterest income, improving the value pricing of all fee-based services, plus the growing impact of mortgage banking activities and ongoing asset sales and securitizations. FSCO's noninterest income for 1997 amounted to 36.33% of total revenues, up from 35.61% for 1996.

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $723.1 million for 1998, up $134.2 million or 22.8% from 1997 (see: "Table 7: Noninterest Expenses"). This increase was primarily due to the following: additional ongoing expenses of recent purchase acquisitions; additions of revenue-generating personnel; additional costs related to ongoing volume growth; the cost of necessary technological advances and upgrades including Year 2000 expenditures; and one-time costs for the FSB California and other mergers and for the creation of a "Section 20" securities broker/dealer subsidiary. Noninterest expenses, before one-time FSB California merger noninterest expenses of $6.9 million, were $716.1 million for 1998, up $127.2 million or 21.6% from 1997 (see: "Mergers and Acquisitions").
   During the year, FSCO continued its efforts to effectively manage ongoing noninterest expenses while expending the funds needed to support strong growth, multiple acquisitions, and strategic investments in technology appropriate for a high performance financial services company. The components of FSCO's noninterest expenses for 1998, compared with 1997, are discussed below.
   * FSCO's salaries and benefits expense was $386.7 million for 1998, up $81.8 million or 26.8% from 1997. This increase was primarily due to the additional employees added with purchase acquisitions, with increased mortgage and consumer loan production, and with additional branches and other revenue-generating operations. As a result, full-time equivalent employees were increased to 9,424 at December 31, 1998, up 1,428 or 17.9% from year-end 1997.
   * FSCO's nonpersonnel expenses totaled $336.4 million for 1998, up $52.4 million or 18.4% from 1997. This increase was due to many factors including: recent purchase acquisitions, which impacted most noninterest expense categories with one-time acquisition costs and the addition of their ongoing expenses; additions to production and services facilities; volume growth in loans, loan servicing and related amortization, deposits, and banking services; $16.9 million expensed in 1998 as part of FSCO's efforts to resolve its Year 2000 issues (see: "Technological Change And Year 2000 Issue"); and one-time costs for the FSB California merger (see: "Mergers and Acquisitions") and the creation of a "Section 20" securities broker/dealer subsidiary. These increases were partially offset by reductions in bankcard interbank interchange and fees and a decrease in ORE expense and loss provision.
   By comparison, FSCO's salaries and benefits expense totaled $304.9 million for 1997, up $27.2 million or 9.8% from 1996, due primarily to personnel increases in mortgage and consumer loan production, customer service, personal financial services, and acquisitions. FSCO's nonpersonnel expenses totaled $284.0 million for 1997, up $30.5 million or 12.0% from 1996, due to: additions to production and services facilities; volume growth in bankcard interbank interchange and fees; volume growth in loans, deposits, and banking services; marketing campaigns focused on deposit gathering; consulting expenses for FSCO's line of business restructuring and reporting systems; higher ORE losses; and $2.6 million expensed on FSCO's efforts to resolve its Year 2000 issues. These increases were partially offset by a reduction of stationery and supplies expense and a decrease in the amortization of intangibles.
   The operating expense ratio is one measure of FSCO's effectiveness and ongoing efforts to manage its noninterest expenses. FSCO's operating expense ratio was 60.84% for 1998, up 157 basis points from 59.27% for 1997, which in turn was an improvement of 191 basis points from 61.18% for 1996.
   CrossLand Mortgage, FSCO's mortgage banking subsidiary, has a higher operating expense ratio than FSCO's bank subsidiaries due to its labor intensive business of originating, selling, and servicing mortgage loans. Excluding CrossLand Mortgage, FSCO's operating expense ratio was 56.85% for 1998, up 83 basis points from 56.02% for 1997, which in turn was an improvement of 213 basis points from 58.15% for 1996. Excluding CrossLand Mortgage and the FSB California merger charges, FSCO's operating expense ratio was 56.16% for 1998, up only 14 basis points from 1997.
   The productivity ratio was 3.75% for 1998, comparing closely with 3.68% for 1997 and 3.87% for 1996.
   FSCO remains committed to becoming a more efficient and lower cost provider of financial services within its marketplaces, while continuing to improve customer service and increase value for shareholders.

PROVISION FOR INCOME TAXES
   FSCO employs several strategies to permanently reduce or defer payment of income taxes. As a result, FSCO's tax provisions have historically been lower than statutory tax rates, and deferred tax liabilities have been an important source of funding. FSCO's tax strategies include investments in securities and loans yielding tax-exempt interest, investments in leveraged leases, and investments in tax credit producing affordable housing. In 1998, FSCO continued to employ these and other tax planning strategies.

TABLE 6: NONINTEREST INCOME (in thousands)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
For the Years Ended December 31,                             1998        1997        1996        1995        1994    % Chg     Rate
----------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -------- --------
NONINTEREST INCOME:
Service charges on deposit accounts                       $90,755     $90,835     $83,921     $70,301     $64,382     (0.1)     9.2
Other service charges, collections, commissions & fees     71,797      55,473      46,478      36,208      27,544     29.4     23.8
Asset sale & securitization gains                          47,619      17,515       2,765           0           0    171.9       NM
Bankcard servicing fees & third-party processing fees      31,247      34,295      30,469      25,974      31,129     (8.9)    (1.1)
Insurance commissions & fees                               16,966      16,975      15,016      13,655      12,631     (0.1)    11.3
Mortgage banking & loan servicing activities              215,538     117,859      97,580      86,235      41,968     82.9     54.5
Loan servicing rights amortization                        (41,495)    (16,146)    (11,896)     (9,316)     (9,073)   157.0    119.0
Trust (fiduciary) commissions & fees                       29,474      26,195      23,104      20,894      20,706     12.5      9.2
Trading account securities gains (losses)                     994       1,446       2,383       6,390      (2,386)   (31.3)      NM
Available for sale securities gains (losses)                8,075       3,150       4,618        (952)     (1,187)   156.3     51.8
Other                                                       3,420       9,560      12,006      21,249      16,329    (64.2)   (13.2)
----------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -------- --------
TOTAL NONINTEREST INCOME                                 $474,390    $357,157    $306,444    $270,638    $202,043     32.8     22.5
===================================================== =========== =========== =========== =========== =========== ======== ========

NM: Not Meaningful

TABLE 7: NONINTEREST EXPENSES (in thousands)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
For the Years Ended December 31,                             1998        1997        1996        1995        1994    % Chg     Rate
----------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -------- --------
NONINTEREST EXPENSES:
Salaries & employee benefits                             $386,715    $304,903    $277,706    $274,048    $233,035     26.8     15.9
Amortization of intangibles                                11,666       7,537       9,249       9,140       7,084     54.8     27.2
Armored & messenger                                         6,658       6,065       5,865       5,499       5,093      9.8      7.4
Bankcard interbank interchange & fees                      32,147      34,130      29,396      18,148      16,965     (5.8)    16.9
Credit, appraisal & repossession                           27,931      17,176      14,459      14,267      12,920     62.6     30.9
Fees                                                       14,645      11,589       8,832       8,638       8,597     26.4     16.7
Furniture & equipment                                      58,181      46,263      43,252      37,487      31,969     25.8     15.1
Insurance                                                   4,372       4,655       5,534      16,232      24,293     (6.1)   (26.5)
Marketing                                                  14,757      14,258      12,478      11,444      12,216      3.5      6.2
Occupancy, net                                             39,063      36,729      33,096      30,357      28,011      6.4      8.3
Other real estate expense & loss provision(recovery), net     845       2,022         422      (2,296)     (6,211)   (58.2)   (37.3)
Postage                                                    13,508      11,367      11,100      11,272       9,708     18.8     12.7
Professional                                               18,918      15,082       9,020      12,931      12,008     25.4      5.5
Stationery & supplies                                      22,311      18,259      19,583      18,910      16,336     22.2      6.7
Telephone                                                  17,306      16,317      14,189      13,278      11,834      6.1     15.0
Travel                                                     12,773       9,797       8,261       8,178       7,884     30.4     15.2
Other                                                      41,292      32,755      28,777      23,659      23,580     26.1      2.6
Restructuring charge                                            0           0           0      44,000           0       NM       NM
----------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -------- --------
TOTAL NONINTEREST EXPENSES                               $723,088    $588,904    $531,219    $555,192    $455,322     22.8     12.2
===================================================== =========== =========== =========== =========== =========== ======== ========

NM: Not Meaningful

ANALYSIS OF BALANCE SHEETS

SUMMARY
   As of December 31, 1998, FSCO increased its total assets, interest-earning assets, and equity to record levels, and maintained good asset quality and liquidity (see: "Factors That May Affect Future Results of Operations And Financial Condition").
   FSCO's total assets were a record $21.7 billion at December 31, 1998, up $3.5 billion or 19.5% from year-end 1997. Interest-earning assets were a record $19.3 billion at year end, up $3.3 billion or 20.5% from the prior year end, while loans were a record $14.0 billion at year end, up $2.8 billion or 24.8% from the prior year end (see: "Interest-Earning Assets and Asset Quality").
   FSCO's liabilities totaled $20.1 billion at December 31, 1998, up $3.3 billion or 20.0% from year-end 1997. Total interest-bearing liabilities were $16.8 billion at year end, up $2.9 billion or 20.8% from the prior year end (see: "Asset/Liability Management").
   FSCO's stockholders' equity was increased to a record $1.6 billion at December 31, 1998, up $0.2 billion or 13.9% from year-end 1997 (see:
"Stockholders' Equity and Capital Adequacy").

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS
   FSCO's investment policies for trading account securities are designed to monitor daily interest rate fluctuations and market value volatility. Trading positions and strategies are continually monitored as to the changing interest rate environment, are kept flexible to meet changing economic conditions, and are carefully reviewed by management daily.
   FSCO's trading account securities portfolio was $329 million at December 31, 1998, up $74 million or 28.9% from year-end 1997. Fluctuations in trading opportunities are a normal part of this function. Market conditions at year-end 1998 were conducive with traders increasing their level of securities held in position.
   In 1999, FSCO's priorities for trading account securities continue to be identification of both market volatility and inefficiencies wherein cash or futures transactions can generate profits within acceptable risk parameters.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES
   Since December 1995, FSCO manages its investment securities portfolio under the "available for sale" (AFS) classification. FSCO's AFS securities policies are designed to achieve desired liquidity, interest rate sensitivity, earnings, and collateral requirements. FSCO's AFS securities strategies are continually monitored and adjusted to the changing interest rate environment and economic conditions.
   FSCO actively manages its AFS securities portfolio, rather than holding lower rate securities to maturity which could result in an earnings level significantly below the current market yield. By so doing, FSCO is able to improve the income stream from these AFS securities, moving the portfolio's yield closer to the market yield and mitigating the impact of narrowing spreads between the securities yield and the cost of funds.
   The AFS securities portfolio has been positioned to have a relatively short average life while providing a positive return and an appropriate mix of securities to meet current and future requirements. The estimated average maturity of FSCO's AFS securities portfolio is approximately 2.8 years as of December 31, 1998, slightly shorter than the prior year end. With the exception of U.S. Government and U.S. Government-sponsored agency securities, FSCO had no concentrations of AFS securities from any single issuer that constituted 10% or more of stockholders' equity at year-end 1998.
   FSCO's AFS securities were $4.8 billion at December 31, 1998, up $0.4 billion or 9.5% from year-end 1997 (see: "Table 8: Available For Sale Securities"). This increase was due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets. The SFAS No. 115 net unrealized gain (loss) on AFS securities generally responds inversely to changes in interest rates. The recent increase in unrealized gains was due to a combination of new purchases and market value improvements. AFS securities purchased included a mix of U.S. Treasuries, Federal agencies, municipal bonds, agency and non-agency issued collateralized mortgage obligations, and agency mortgage-backed securities.
   In 1999, FSCO's AFS securities priorities continue to be a balance between liquidity, interest rate risk, and maximizing return. U.S. Treasury, municipal bonds, Federal agency, and agency and non-agency issued mortgage-backed securities are currently the primary reinvestment selection of maturing and prepaying investments. FSCO's AFS securities strategy remains flexible to changing market conditions and opportunities, while maintaining a continuous review of risk and liquidity through the ALCO process.

TABLE 8: AVAILABLE FOR SALE SECURITIES (in thousands) (A)
As of December 31,                   1998        1998   1998        1997        1997   1997        1996        1996   1996
                                Amortized   Estimated Yield%   Amortized   Estimated Yield%   Amortized   Estimated Yield%
                                     Cost  Fair Value    (B)        Cost  Fair Value    (B)        Cost  Fair Value    (B)
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Debt Securities Issued by the U.S. Treasury and Other U.S. Government Agencies and Corporations:
One year or less                  $69,071     $69,427   6.57     $55,043     $55,161   6.11    $183,967    $184,472   6.43
After 1 year through 5 years      552,903     559,378   6.22     884,474     890,607   6.81     610,458     612,433   7.08
After 5 years through 10 years     12,029      12,165   6.58      63,080      63,747   6.64      10,120      10,069   6.42
After 10 years                      7,511       7,590   7.04       5,986       6,213   7.57       7,500       7,570   7.27
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Total                             641,514     648,560   6.27   1,008,583   1,015,728   6.77     812,045     814,544   6.93
  Memo: Unrealized gains                        8,273                          7,379                          3,774
  Memo: Unrealized losses                      (1,227)                          (234)                        (1,275)
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Debt Securities Issued by States of the U.S. and Political Subdivisions:
One year or less                   56,632      56,764   4.71      41,862      41,944   5.06      46,551      46,642   5.13
After 1 year through 5 years       97,352      99,380   5.30      74,691      75,735   5.36      81,899      83,001   5.58
After 5 years through 10 years    115,301     119,359   5.07     120,728     124,255   5.28      78,216      79,000   5.27
After 10 years                     83,461      84,989   5.62      60,201      61,650   5.87      38,461      38,965   6.07
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Total                             352,746     360,492   5.21     297,482     303,584   5.39     245,127     247,608   5.47
  Memo: Unrealized gains                        8,098                          6,309                          3,180
  Memo: Unrealized losses                        (352)                          (207)                          (699)
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Corporate Debt Securities:
One year or less                    1,652       1,658   6.90         100         101   9.09       2,103       2,107   6.46
After 1 year through 5 years        2,190       2,226   6.41       2,492       2,501   6.43       1,657       1,647   6.43
After 5 years through 10 years      4,622       4,758   6.84       4,337       4,381   6.83       4,262       4,281   6.83
After 10 years                      2,095       2,107   6.24         592         607   6.84           0           0   0.00
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Total                              10,559      10,749   6.65       7,521       7,590   6.73       8,022       8,035   6.65
  Memo: Unrealized gains                          212                             89                             53
  Memo: Unrealized losses                         (22)                           (20)                           (40)
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Total Debt Securities:
One year or less                  127,355     127,849   5.75      97,005      97,206   5.66     232,621     233,221   6.17
After 1 year through 5 years      652,445     660,984   6.08     961,657     968,843   6.70     694,014     697,081   6.90
After 5 years through 10 years    131,952     136,282   5.27     188,145     192,383   5.77      92,598      93,350   5.47
After 10 years                     93,067      94,686   5.75      66,779      68,470   6.04      45,961      46,535   6.27
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Total Debt Securities           1,004,819   1,019,801   5.90   1,313,586   1,326,902   6.46   1,065,194   1,070,187   6.59
  Memo: Unrealized gains                       16,583                         13,777                          7,007
  Memo: Unrealized losses                      (1,601)                          (461)                        (2,014)
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Mortgage-backed securities      3,557,242   3,585,105   6.53   2,859,331   2,874,996   6.77   2,147,689   2,138,421   6.60
  Memo: Unrealized gains                       30,271                         20,115                          8,322
  Memo: Unrealized losses                      (2,408)                        (4,450)                       (17,590)
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Equity securities                  52,864      58,270   5.53      69,081      77,778   6.10      50,147      56,109   7.53
  Memo: Unrealized gains                        8,420                          8,978                          6,068
  Memo: Unrealized losses                      (3,014)                          (281)                          (106)
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
Federal Home Loan Bank and
  Federal Reserve Stock           100,951     100,951  11.48      71,849      71,849   5.98      60,080      60,080   7.46
  Memo: Unrealized gains                            0                              0                              0
  Memo: Unrealized losses                           0                              0                              0
----------------------------- ----------- ----------- ------ ----------- ----------- ------ ----------- ----------- ------
TOTAL AFS SECURITIES           $4,715,876  $4,764,127   6.49  $4,313,847  $4,351,525   6.65  $3,323,110  $3,324,797   6.63
  Memo: Unrealized gains                       55,274                         42,870                         21,397
  Memo: Unrealized losses                      (7,023)                        (5,192)                       (19,710)
============================= =========== =========== ====== =========== =========== ====== =========== =========== ======

(A) FSCO has elected to classify all investment securities as available for sale securities.
(B) Average yields have been calculated using coupon rates, not adjusted to a fully-taxable equivalent basis.

INTEREST-EARNING ASSETS:
LOANS
   FSCO's borrowers reside primarily in the states where it has banking and mortgage offices and in markets contiguous to those states. FSCO's borrowers are primarily small-and medium-sized businesses, consumers, automobile dealerships, and home builders. There is substantial economic diversification across FSCO's seven-state region which provides a beneficial, natural diversification for its loan portfolio. FSCO has policies and procedures in place designed to maintain high quality in its loan portfolio. These policies and procedures include underwriting standards for new credits and continuous monitoring of and reporting on the existing loan portfolio.
   FSCO's loan portfolio, net of unearned income but before the reserve for loan losses, was a record $14.0 billion at December 31, 1998, up $2.8 billion or 24.8% from year-end 1997 (see: "Table 1: Financial Highlights", "Table 9:
Loans", and "Note 5: Loans"). Record outstanding balances were achieved in all major components of the loan portfolio, as loans originated or added with acquisitions were partially offset by asset sales and securitizations.
   The ratio of total loans to total assets was 64.61% at December 31, 1998, up from 61.87% at year-end 1997. The components of FSCO's loan portfolio at December 31, 1998, compared with December 31, 1997, are discussed below.
   * Commercial loans were a record $3.2 billion, up $0.4 billion or 14.7%. This increase was primarily due to a continued broad-based business expansion in FSCO's market areas. Commercial loans consisted primarily of loans to small and middle-market businesses and agricultural-related businesses.
   * Real estate secured loans were a record $6.1 billion, up $1.6 billion or 34.5%. This increase was primarily due to record loan originations generated by strong demand and lower interest rates. However, loan originations were, and will be, mostly offset by loan sales. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly sells most loans in the secondary markets on an ongoing flow-through basis. In 1998, 1-to-4 family residential term loan originations grew to a record $15.8 billion, up $9.4 billion or 147.2% from approximately $6.4 billion in 1997, offset by record loan sales of $13.9 billion, up $9.6 billion or 228.5% from approximately $4.2 billion in 1997. At year-end 1998, $2.4 billion of real estate secured loans were held for sale, up $1.3 billion or 112.5% from $1.1 billion at the prior year end.
   * Consumer loans were a record $3.4 billion, up $0.5 billion or 18.5%. This increase was primarily due to record vehicle loan originations, partially offset by a combination of maturing loans and loan sales and securitizations. For indirect vehicle loans in 1998, originations were $2.8 billion, up $0.5 billion or 22.0% from approximately $2.3 billion in 1997, while loan sales and securitizations were $1.3 billion, up $0.5 billion or 65.9% from approximately $0.8 billion. FSCO remained the leading consumer lender in its primary market area.
   * Leases were a record $1.3 billion, up $0.3 billion or 26.7%. This increase was primarily due to FSCO's growth in the vehicle and equipment leasing markets, partially offset by sales during the year.

TABLE 9: LOANS (in thousands)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
As of December 31,                                       1998         1997         1996         1995         1994    % Chg     Rate
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
COMMERCIAL LOANS:
Commercial & industrial                            $2,562,274   $2,251,179   $1,744,943   $1,623,181   $1,461,612     13.8     16.0
Agricultural                                          404,038      362,820      337,511      301,427      291,807     11.4      9.6
Other commercial                                      198,673      144,866      186,706      112,597      153,888     37.1      5.6
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL COMMERCIAL LOANS (A)                          3,164,985    2,758,865    2,269,160    2,037,205    1,907,307     14.7     14.3
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term                      3,505,920    2,177,415    1,473,523    1,471,625    1,574,888     61.0     22.9
1 to 4 family residential home equity                 424,102      506,999      496,931      460,948      369,487    (16.4)     8.0
1 to 4 family residential construction                577,940      425,343      349,771      221,551      186,342     35.9     29.2
Commercial & other term                             1,325,071    1,112,042    1,132,787    1,085,961    1,036,942     19.2      9.2
Commercial & other construction                       265,879      313,686      210,214      276,099      146,731    (15.2)    21.6
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL REAL ESTATE SECURED LOANS                     6,098,912    4,535,485    3,663,226    3,516,184    3,314,390     34.5     18.1
  Memo: Total real estate term                      5,255,093    3,796,456    3,103,241    3,018,534    2,981,317     38.4     17.0
    Memo: Loans held for sale included
        in total real estate term                   2,391,508    1,125,616      338,722      270,530      176,376    112.5       NM
  Memo: Total real estate construction (A)            843,819      739,029      559,985      497,650      333,073     14.2     26.5
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
CONSUMER LOANS:
Credit card & related                                 328,853      320,656      312,647      314,382      309,598      2.6      3.4
Vehicle & other consumer                            3,114,506    2,585,139    2,699,257    2,335,732    2,567,690     20.5     10.3
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL CONSUMER LOANS                                3,443,359    2,905,795    3,011,904    2,650,114    2,877,288     18.5      9.5
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL LEASES                                        1,306,161    1,030,621      753,061      413,260      343,297     26.7     36.4
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
LOANS, NET OF UNEARNED INCOME                      14,013,417   11,230,766    9,697,351    8,616,763    8,442,282     24.8     15.7
  Memo: Unearned income                              (127,593)    (106,369)     (69,940)     (19,169)     (11,680)    20.0     57.6
Reserve for loan losses                              (173,350)    (157,525)    (142,693)    (135,011)    (138,107)    10.0      4.7
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL LOANS, NET                                  $13,840,067  $11,073,241   $9,554,658   $8,481,752   $8,304,175     25.0     15.9
================================================ ============ ============ ============ ============ ============ ======== ========

NM: Not Meaningful.

(A) MATURITIES AND INTEREST RATE SENSITIVITIES OF SELECTED LOAN CATEGORIES (in thousands)
                                                                    1 Year After 1 Year        After
As of December 31, 1998                                 Total      or Less Thru 5 Years      5 Years
------------------------------------------------ ------------ ------------ ------------ ------------
Remaining Maturity:
Commercial loans                                   $3,164,985   $2,422,701     $524,889     $217,395
Real estate construction loans                        843,819      755,895       84,759        3,165
------------------------------------------------ ------------ ------------ ------------ ------------
TOTAL                                              $4,008,804   $3,178,596     $609,648     $220,560
------------------------------------------------ ------------ ------------ ------------ ------------
Interest Rate Sensitivities Of Commercial Loans And Real Estate Construction Loans Maturing In More Than One Year:
With fixed rates                                     $330,102            -     $214,237     $115,865
With floating rates                                   500,106            -      395,411      104,695
------------------------------------------------ ------------ ------------ ------------ ------------
TOTAL INTEREST RATE SENSITIVITIES                    $830,208            -     $609,648     $220,560
================================================ ============ ============ ============ ============

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO. However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO continued to maintain strong asset quality in 1998, as its ratio of total problem assets to total loans and ORE was 0.52% at December 31, 1998, down from 0.58% at year-end 1997 (see: "Table 1: Financial Highlights"). The ratio of nonperforming assets to total loans and ORE was 0.35% at year end, down from 0.40% from the prior year end.
   Problem assets totaled $73.2 million at December 31, 1998, up $7.5 million or 11.4% from year-end 1997 (see: "Table 10: Problem Assets and Potential Problem Assets"). The components of FSCO's problem assets at December 31, 1998, compared with December 31, 1997, are discussed below.
   * Nonaccruing loans totaled $45.8 million, up $8.9 million or 24.2%. This increase was due to growth in the loan portfolio, with the result that the ratio of nonaccruing loans to total loans remained unchanged at 0.33%.
   * Other real estate was reduced to a low $3.6 million, down $4.4 million or 54.7%. ORE property values are reviewed at least annually and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $23.8 million, up $2.9 million or 14.0%. The ratio of accruing loans past due 90 days or more to total loans was 0.17%, down from 0.19%.
   A comparison of FSCO to its BHCPR peer group as of September 30, 1998 showed that: FSCO's ratio of nonaccruing loans to total loans was 0.32%, which compared favorably with the peer group average of 0.59%; and FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.16%, which compared favorably with the peer group average of 0.23%.
   Potential problem loans identified by FSCO were $47.3 million at December 31, 1998, up $39.9 million or 537.5% from year-end 1997. This increase was primarily caused by one large secured loan to a Utah-based commercial borrower that experienced product problems in its operations, and several agricultural loans. Potential problem loans consisted primarily of commercial and agricultural related loans.

TABLE 10: PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS (in thousands)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
As of December 31,                                       1998         1997         1996         1995         1994    % Chg     Rate
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
PROBLEM ASSETS:
Nonaccruing Loans:
Commercial                                            $19,562      $13,670      $14,360       $9,740       $9,469     43.1      8.9
Real estate term                                       18,670       16,288       17,067       11,907       13,601     14.6     (5.2)
Real estate construction                                6,213        4,669        3,935        2,349        1,914     33.1     23.2
Consumer                                                  137            2          137          254          270  6,750.0    (26.9)
Leases                                                  1,230          331          251          400          837    271.6     (3.7)
Renegotiated                                                0        1,916            0           10           12   (100.0)  (100.0)
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
Total Nonaccruing Loans                                45,812       36,876       35,750       24,660       26,103     24.2      1.4
Other real estate                                       3,617        7,981       10,672       12,206        9,606    (54.7)   (32.8)
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
Total Nonperforming Assets                             49,429       44,857       46,422       36,866       35,709     10.2     (6.5)
Accruing loans past due 90 days or more                23,758       20,841       20,393       13,622       12,323     14.0     25.8
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL PROBLEM ASSETS                                  $73,187      $65,698      $66,815      $50,488      $48,032     11.4     (0.9)
================================================ ============ ============ ============ ============ ============ ======== ========
POTENTIAL PROBLEM ASSETS                              $47,319       $7,423       $8,271      $12,319      $12,018    537.5     19.8
================================================ ============ ============ ============ ============ ============ ======== ========
GROSS INTEREST INCOME THAT WOULD HAVE BEEN RECORDED IF LOANS HAD BEEN CURRENT IN ACCORDANCE WITH ORIGINAL TERMS:
Nonaccruing loans                                      $3,772       $2,810       $3,242       $2,500       $2,146     34.2     10.1
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
INTEREST INCOME ACTUALLY RECOGNIZED:
Nonaccruing loans                                      $3,053       $1,772       $2,158       $2,766       $2,264     72.3     35.1
================================================ ============ ============ ============ ============ ============ ======== ========
APPROXIMATE PERCENTAGE OF NONPERFORMING ASSETS OVER $500,000 BY LOCATION (A):
Utah                                                       18%          13%           7%          11%          24%
Idaho                                                      52           82           63           45           15
Oregon & Washington                                         5            5            6            0            9
New Mexico                                                  0            0            3           18           34
Nevada                                                     13            0           16           26            8
California                                                 12           NA           NA           NA           NA
All others                                                  0            0            5            0           10
================================================ ============ ============ ============ ============ ============ ======== ========
APPROXIMATE PERCENTAGE OF NONPERFORMING ASSETS OVER $500,000 BY TYPE OF SECURITY (A):
Office buildings                                            5%           0%           0%          10%           0%
Shopping centers                                           12            0            0            0           17
Land                                                        0            0            0           14           32
Single family dwellings                                    31           32           42           21            8
Other real estate secured                                  31           10            9           10           13
All others                                                 21           58           49           45           30
================================================ ============ ============ ============ ============ ============ ======== ========

(A) Does not include FSB California prior to 1998.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   The adequacy of FSCO's reserve for loan losses is evaluated quarterly based on policies established by the board of directors of its subsidiary banks, regulatory and accounting guidelines, and industry practices. Most specifically, FSCO follows the Comptroller of the Currency's regulations and guidelines for determining the appropriate level of the reserve for loan losses.
   The methodology followed by FSCO in determining appropriate reserve levels includes thorough analysis of historic loss trends, loan grades, concentration and portfolio mix studies, loss migration analysis, industry and economic trends, and ongoing analysis of identified problem and potential problem assets. The methodology also takes into account unique characteristics of a large 1-to-4 family residential mortgage portfolio which may periodically exhibit higher delinquency levels, but incur minimal actual chargeoffs, and large consumer loan portfolios where loans are automatically charged off after becoming 120 days past due. Finally, specific reserves are established on large substandard loans and when a loan is considered impaired as defined by SFAS 114.
   FSCO's reserve for loan losses was increased to $173.4 million at December 31, 1998, up $15.8 million or 10.0% from year-end 1997 (see: "Table 11:
Reconciliation of the Reserve for Loan Losses"). This increase included $11.0 million in net additions to the reserve as FSCO responded to 20.4% average loan growth during the year, and $4.8 million in reserves added with the FSB So. New Mexico and MNB acquisitions (see: "Mergers and Acquisitions").
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at December 31, 1998 to be adequate to absorb estimated loan losses in the current loan portfolio. FSCO's coverage ratio of the reserve to nonaccruing loans was 378.39% at year-end 1998, down from 427.17% at the prior year end. The ratio of the reserve to total loans was 1.24% at year-end 1998, down from 1.40% at the prior year end, due in large part to the strong volume growth in loans (see: "Table 1: Financial Highlights" and "Table 9: Loans"). These decreases were due in large part to the significant growth in consumer loans, many of which are periodically securitized and sold, and warehoused residential mortgage loans, which are held for sale and which require lower levels of reserve coverage in comparison to other loan types.
   Net loans charged off against the reserve totaled $60.9 million for 1998, up $7.9 million or 14.9% from 1997 (see: "Table 11: Reconciliation of the Reserve For Loan Losses"). These increases were primarily due to increased net loans charged off for consumer vehicle and other loans. The annualized ratio of net loans charged off to average loans was 0.49% for 1998, down from 0.51% for 1997.
   A comparison of FSCO to its BHCPR peer group as of September 30, 1998 showed that: FSCO's coverage ratio of the reserve to nonaccruing loans was 410.48%, which compared favorably with the peer group average of 355.55%; its ratio of the reserve to total loans was 1.31%, compared with the peer group average of 1.66%; and its annualized ratio of net loans charged off to average loans was 0.44% for the first nine months of 1998, which compared closely to the peer group average of 0.46%. While comparisons with the BHCPR peer group are instructive, FSCO relies on the methodology for analysis of reserve adequacy outlined above and not on any specific reserve ratio comparison.
   While reserve adequacy and allocation are measured using the above criteria, FSCO's reserve for loan losses is available for use by its entire loan portfolio, as needed, regardless of allocation.

TABLE 11: RECONCILIATION OF THE RESERVE FOR LOAN LOSSES (in thousands)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
For the years ended December 31,                         1998         1997         1996         1995         1994    % Chg     Rate
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
RESERVE FOR LOAN LOSSES, BEGINNING                   $157,525     $142,693     $135,011     $138,107     $138,051     10.4      3.8
LOANS CHARGED OFF:
Commercial                                            (10,021)     (12,313)      (6,195)      (4,636)      (6,280)   (18.6)    (0.3)
Real estate term                                       (3,255)      (3,067)      (1,808)      (3,574)      (2,054)     6.1    (14.3)
Real estate construction                                 (164)        (109)        (314)        (100)        (506)    50.5    (21.3)
Consumer credit card & related                        (14,087)     (14,222)     (13,519)     (10,377)      (6,926)    (0.9)    14.9
Consumer vehicle & other                              (66,792)     (53,507)     (41,759)     (34,221)     (23,112)    24.8     34.4
Leases                                                   (471)      (2,977)        (614)        (957)        (239)   (84.2)   (20.3)
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL LOANS CHARGED OFF                               (94,790)     (86,195)     (64,209)     (53,865)     (39,117)    10.0     18.0
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
RECOVERIES OF LOANS CHARGED OFF:
Commercial                                              5,294        5,316        6,756        7,712       11,302     (0.4)   (14.9)
Real estate term                                        1,825        1,850          889        2,963        5,651     (1.4)   (11.1)
Real estate construction                                   23           12          847          163          201     91.7    (62.6)
Consumer credit card & related                          2,735        2,477        2,293        2,117        1,794     10.4      7.7
Consumer vehicle & other                               23,997       22,046       15,993       14,669       11,144      8.8     23.3
Leases                                                     15        1,481          320          463          837    (99.0)   (33.2)
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL RECOVERIES OF LOANS CHARGED OFF                  33,889       33,182       27,098       28,087       30,929      2.1      3.4
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
NET LOANS CHARGED OFF                                 (60,901)     (53,013)     (37,111)     (25,778)      (8,188)    14.9     36.6
Provision for loan losses                              71,923       63,386       41,300       22,682        1,545     13.5     40.8
Acquisitions & reclassifications                        4,803        4,459        3,493            0        6,699      7.7     (7.7)
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
RESERVE FOR LOAN LOSSES, ENDING                      $173,350     $157,525     $142,693     $135,011     $138,107     10.0      4.7
================================================ ============ ============ ============ ============ ============ ======== ========

TABLE 12: ALLOCATION OF THE RESERVE FOR LOAN LOSSES (in thousands)
As of December 31,                              1998   1998       1997   1997       1996   1996       1995   1995       1994   1994
                                                       Loan              Loan              Loan              Loan              Loan
                                                      Type/             Type/             Type/             Type/             Type/
                                           Allocated  Total  Allocated  Total  Allocated  Total  Allocated  Total  Allocated  Total
                                             Reserve  Loans    Reserve  Loans    Reserve  Loans    Reserve  Loans    Reserve  Loans
----------------------------------------- ---------- ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------
LOAN TYPE:
Commercial                                   $59,247   22.6%   $43,136   24.6%   $46,617   23.4%   $38,523   23.6%   $38,088   22.6%
Real estate term                              16,276   37.5     13,873   33.8     12,737   32.0      8,345   35.0     15,133   35.3
Real estate construction                       6,325    6.0      4,725    6.6      4,378    5.8      4,148    5.8      4,951    3.9
Consumer                                      49,936   24.6     44,933   25.9     44,457   31.1     43,349   30.8     42,726   34.1
Leases                                        11,807    9.3      8,963    9.2      8,224    7.8      6,068    4.8      7,117    4.1
Unallocated                                   29,759            41,895            26,280            34,578            30,092
----------------------------------------- ---------- ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------
TOTALS                                      $173,350  100.0   $157,525  100.0   $142,693  100.0   $135,011  100.0   $138,107  100.0
========================================= ========== ====== ========== ====== ========== ====== ========== ====== ========== ======

ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate.
   FSCO's provision for loan losses totaled $71.9 million for 1998, up $8.5 million or 13.5% from $63.4 million in 1997, which in turn was up $22.1 million or 53.5% from $41.3 million for 1996 (see: "Table 11: Reconciliation of the Reserve for Loan Losses"). The increase included additions to the reserve for loan losses of $11.0 million over and above net loans charged off during 1998.

ASSET/LIABILITY MANAGEMENT
   FSCO's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of liquidity, interest rate risk, and capital adequacy (see: "Stockholders' Equity and Capital Adequacy") for FSCO and its subsidiaries. The objective of the ALCO process is to ensure that FSCO's balance sheet structure maintains prudent levels of risk, within the context of currently known and forecasted economic conditions, and to establish strategies which provide FSCO with appropriate compensation for the assumption of those risks. Formal policies and procedures govern the ALCO process. This process, structured by FSCO's senior management and approved by its board of directors, guides FSCO and each subsidiary bank continuously through changing economic and market events. Utilizing on- and off-balance sheet products, FSCO's liquidity, market risk, and interest rate risks are limited to prudent levels while earnings opportunities are maximized. As of March 1, 1998, FS Capital Markets was contracted to provide the corporate-wide ALCO process for FSCO and its bank subsidiaries under the direction of FSCO's ALCO committee and board of directors.

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. FSCO has established specific policies and procedures governing liquidity management through the ALCO process. Plans to address current and future liquidity needs are developed in the ALCO process and executed through FSCO's subsidiary banks and FS Capital Market's Treasury Division.
   FSCO maintains an adequate liquidity position in large part through stable deposits generated from its widespread branch network (see: "Table 13:
Deposits"), the prudent use of debt (see: "Table 14: Short-Term Borrowings", and "Table 15: Long-Term Debt"), from a high quality AFS securities portfolio (see: "Interest-Earning Assets and Asset Quality - Available For Sale Securities"), and from the loan portfolio, a portion of which is sold or securitized when appropriate. The average life of the AFS securities portfolio is relatively short, providing a constant stream of maturing and reinvestable assets which could be converted into cash without significant loss of value should the need arise. Maturing balances in the large loan portfolio also provide flexibility in managing cash flows. Assets may also be sold or securitized in order to provide funding. The ability to redeploy these funds is an important source of medium- to long-term liquidity. FSCO and each subsidiary bank monitors liquidity levels on a daily basis through FS Capital Market's Treasury Division and on a monthly basis through its ALCO process.
   FSCO has had continued success during 1998 in obtaining core deposits, without having to offer above-market interest rates, through market growth, special programs, and the efforts of its branch system. As a result, FSCO has been able to maintain a strong, stable net interest margin as well as adequate liquidity. FSCO, in its normal course of business, utilizes both domestic and European external funding sources, such as corporate and bank notes, Federal Home Loan Bank advances, as well as asset sales and securitizations. These funding sources and processes have enabled FSCO to maximize its earning assets and its ability to service its markets while continuing to maintain satisfactory liquidity goals. Additionally, plans are in place to effect vehicle and mortgage loan sales and securitizations during 1999.
   Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.
   FSCO's deposits were a record $12.7 billion at December 31, 1998, up $1.2 billion or 10.9% from year-end 1997 (see: "Table 13: Deposits"). This increase was due to FSCO's continued emphasis on its deposit gathering functions, the success of several deposit programs, and $343 million and $200 million in deposits added with the FSB So. New Mexico and MNB acquisitions, respectively (see: "Mergers and Acquisitions"). The ratio of loans to deposits was 110.70% at December 31, 1998, up from 98.36% at year-end 1997, due to continued strong loan demand, significant increases in mortgage loan refinance activity, and loans held temporarily for sale or securitization. The ratio of loans to assets was 64.61% at year-end 1998, up from 61.87% at year-end 1997, yet only marginally higher than FSCO's five year average of 63.98%. These ratios, as well as other loan and liquidity ratios, vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.
   FSCO's total debt was $6.9 billion at December 31, 1998, up $2.0 billion or 40.0% from year-end 1997 (see: "Table 14: Short-Term Borrowings", and "Table 15: Long-Term Debt"). The components of FSCO's debt at December 31, 1998, compared with December 31, 1997, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $3.7 billion, up $0.5 billion or 15.2%. This increase occurred as FSCO funded, on an interim basis, the loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, loans held for sale or securitization, and funded growth in AFS securities through repurchase agreements.
   * All other short-term borrowed funds were $0.5 billion, up $0.2 billion or 46.9%. This increase was primarily due to maturing issues formerly classified as long-term debt, combined with the expanded use of alternative, attractively priced or structured, short-term funding vehicles.
   * Long-term debt was $2.6 billion, up $1.3 billion or 100.0% with the October 29, 1998 issuance of $325 million in senior debt, the November 24, 1998 issuance of $285 million of European Medium Term Notes, and Federal Home Loan Bank Note advances. This increase was due to enhanced use of diverse funding sources, strategic growth opportunities to support asset growth opportunities in primary markets served, and improved utilization of collateral funding at attractive interest rates, partially offset by the ongoing maturity of existing long-term debt. These long-term debt instruments also provided favorable asset/liability rate risk management opportunities during the year.

TABLE 13: DEPOSITS (in thousands)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
For the years ended December 31,                         1998         1997         1996         1995         1994    % Chg     Rate
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
Noninterest-bearing deposits                       $2,752,009   $2,431,006   $2,423,596   $2,015,487   $1,834,861     13.2      9.3
INTEREST-BEARING DEPOSITS:
Interest-bearing demand accounts                      539,371      436,382    1,170,978    1,144,814    1,149,084     23.6    (13.0)
Savings accounts                                    1,457,870    1,369,760    1,493,117    1,380,067    1,302,771      6.4      1.5
Money market accounts                               2,927,577    2,348,183    1,222,468    1,167,378    1,257,656     24.7     19.6
Time deposits of $100,000 or more:
Maturing in 3 months or less                          463,212      380,344      268,195      279,617      328,170     21.8     16.8
Over 3 months through 6 months                        294,613      194,661      147,297      152,090       77,180     51.3     33.9
Over 6 months through 12 months                       338,920      414,546      198,074      188,846       87,941    (18.2)    35.0
Over 12 months                                        368,120      410,438      258,642      135,925      121,537    (10.3)    37.1
    Memo: Foreign office                              258,660      168,016       75,565       88,949            0     53.9       NM
Other time deposits                                 3,516,882    3,432,314    2,920,640    2,738,620    2,282,836      2.5     12.4
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL INTEREST-BEARING DEPOSITS                     9,906,565    8,986,628    7,679,411    7,187,357    6,607,175     10.2     10.4
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL DEPOSITS                                    $12,658,574  $11,417,634  $10,103,007   $9,202,844   $8,442,036     10.9     10.2
================================================ ============ ============ ============ ============ ============ ======== ========

NM: Not Meaningful.

TABLE 14: SHORT-TERM BORROWINGS (in thousands)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
For the years ended December 31,                         1998         1997         1996         1995         1994    % Chg     Rate
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
END OF PERIOD BALANCE:
Federal funds purchased & securities sold          $3,747,084   $3,252,259   $2,545,327   $1,946,756   $2,175,597     15.2     22.0
Other short-term borrowings                           518,505      352,940      288,041      261,233      184,552     46.9     39.0
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
WEIGHTED AVERAGE RATE:
Federal funds purchased & securities sold                4.79%        5.38%        5.12%        5.44%        5.37%
Other short-term borrowings                              7.75         6.08         9.40         6.89         6.00
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
AVERAGE OUTSTANDINGS FOR THE YEAR:
Federal funds purchased & securities sold          $3,442,992   $2,649,889   $1,801,694   $1,699,989   $1,945,621     29.9     26.4
Other short-term borrowings                           383,482      319,857      255,713      206,645       72,874     19.9     46.9
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
WEIGHTED AVERAGE RATE FOR THE YEAR:
Federal funds purchased & securities sold                5.29%        5.33%        5.04%        5.60%        4.23%
Other short-term borrowings                              5.96         6.85         6.87         6.61         5.59
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
HIGHEST MONTH-END BALANCE FOR THE YEAR:
Federal funds purchased & securities sold          $4,100,554   $3,252,506   $2,552,987   $2,450,703   $2,648,541     26.1     24.2
Other short-term borrowings                           518,505      480,292      321,962      349,678      184,552      8.0     39.0
================================================ ============ ============ ============ ============ ============ ======== ========

TABLE 15: LONG-TERM DEBT (in thousands)
                                                                                                                             5-Year
                                                                                                                           Compound
                                                                                                                     98/97   Growth
For the years ended December 31,                         1998         1997         1996         1995         1994    % Chg     Rate
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
PARENT COMPANY:
Medium term notes due 1994-2003                       $28,750      $32,750      $32,750      $50,000      $50,000    (12.2)    (1.7)
Floating rate notes due 1999                            6,758        6,842        6,984        7,175        7,475     (1.2)    (3.1)
7.875% senior notes due 1999                           98,962       98,962       98,962       99,462      100,000      0.0       NM
7.50% subordinated notes due 2002                      75,000       75,000       75,000       75,000       75,000      0.0      0.0
5.875% senior notes due 2003                          325,000            0            0            0            0       NM       NM
7.00% subordinated notes due 2005                     125,000      125,000      125,000      125,000            0      0.0       NM
6.875% senior notes due 2006                          150,000      150,000      150,000            0            0      0.0       NM
SUBSIDIARIES:
Guaranteed preferred beneficial interests - 8.41%
  subordinated capital income securities due 2026     150,000      150,000      150,000            0            0      0.0       NM
Floating rate European medium term notes due 2002     300,000      300,000            0            0            0      0.0       NM
Floating rate European medium term notes due 2003     285,000            0            0            0            0       NM       NM
Other long-term notes: banks                        1,558,203      647,397      583,476      583,623      602,170    140.7     62.6
Other long-term notes: nonbanks                           309          402        1,039          689        1,775    (23.1)   (23.2)
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL DEBT WITH ORIGINAL MATURITY OVER 1 YEAR       3,102,982    1,586,353    1,223,211      940,949      836,420     95.6     65.2
Less maturities under 1 year included in
  short-term borrowings                               493,424      281,890      279,156      220,428      150,994     75.0     77.9
------------------------------------------------ ------------ ------------ ------------ ------------ ------------ -------- --------
TOTAL LONG-TERM DEBT                               $2,609,558   $1,304,463     $944,055     $720,521     $685,426    100.0     63.3
================================================ ============ ============ ============ ============ ============ ======== ========

NM: Not Meaningful.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK MANAGEMENT
   Market risk is the risk of an increase or decrease in the market value/price of a financial instrument due to anticipated or unanticipated changes in prevailing interest rates, exchange rates or equity prices. FSCO's market risk is composed primarily of interest rate risk throughout FSCO's balance sheet, and to a lesser extent, market price risk in trading account securities. FSCO has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK (EXCLUDING TRADING ACCOUNT SECURITIES)
   FSCO's quantitative asset/liability management utilizes simulation modeling as its primary tool in determining the earnings and cash flow effects of current and projected risk strategies under varying economic and interest rate scenarios. Interest sensitivity gap and product-specific duration analysis are also employed to provide a general overview and other perspectives of FSCO's risk profile.
   Qualitative asset/liability management takes place in formal ALCO meetings, where risk profiles, sensitivities and recommended risk strategies are discussed in the context of the competitive business environment. Final strategies are approved, which are then executed in FSCO's subsidiary banks through the lending and deposit gathering functions, and in FS Capital Market's Treasury Division, where on- and off-balance sheet tools, including investments, debt, capital, and derivatives, are utilized to achieve ALCO objectives.
   FSCO continued to maintain a relatively neutral interest rate risk position during 1998. During the year, a strong regional economy resulted in net average loan growth of $2.1 billion or 20.4%, while successful deposit promotions helped to generate average deposit growth of $1.5 billion or 14.1%, which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized asset sales and securitizations and external funding sources to support the remainder of its asset growth (see: "Asset/Liability Management - Liquidity").
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet in 1998 through an increase in the average AFS securities portfolio of $0.9 billion or 25.1%. This increase was primarily funded through the use of repurchase agreements and other short-term borrowings.
   FSCO is well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or maturity of securities, additional asset sales and securitizations, and access to external sources of funding.
   FSCO's derivatives portfolio was increased in 1998 due to the use of interest rate swaps to compliment the larger volume of vehicle loan originations and to support the securitization execution. When appropriate, new derivative transactions will be considered.
   Two interest rate risk monitoring tools, static interest rate gap analysis and net income simulation, are currently used by FSCO to measure the level of interest rate risk. A third rate risk tool for market value volatility will be in place in 1999.
   FSCO's static interest rate gap analysis measures the exposure to interest rate risk based upon the mismatch between the maturity or repricing of interest-earning assets and interest-bearing liabilities on the balance sheet at a given point in time. The mismatch is calculated using the contractual maturity and repricing dates for all such assets, liabilities, and derivative instruments.
   Core deposits with indeterminate maturities are categorized based upon the pricing behavior of estimated core and non-core components. These behaviors are reviewed at least on an annual basis. The static interest rate gap analysis also factors in prepayment estimates for FSCO's loan and investment portfolios.
   At December 31, 1998 and 1997, FSCO's static interest rate gap analysis as a percent of interest-earning assets for the 90 day and one year cumulative periods projected the following approximate results, generally indicating that rising interest rates during a given interval will increase (decrease) net interest income:
                                         1998       1997
                                        -----      -----
      Static 90 day Cumulative Gap       5.6%      (2.2%)
      Static 1 year Cumulative Gap       6.0%      (2.1%)
   These results were well within FSCO's policy guidelines in which mismatched positions of assets and liabilities are restricted to 15% of interest-earning assets during the 90-day and one-year cumulative periods.
   FSCO's net income simulation model forecasts 12 and 15 month net income under varying scenarios which incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. FSCO's management evaluates the effects on net interest income of alternative interest rate scenarios against a base net interest income scenario. The base scenario is developed from internal FSCO economic projections.
   The net income simulation model includes forecasts from FSCO's various business lines. Growth assumptions for all FSCO balance sheet items are derived based upon management's outlook coupled with historical analysis which incorporates seasonality patterns where applicable. Each business line provides reinvestment assumptions and yield/rate analyses. Mortgage loan and investment prepayments are developed from industry median estimates of prepayment speeds for portfolios having similar coupons and seasoning characteristics. Deposit seasonality and pricing is based upon historical analysis and is reviewed periodically. All key assumptions are reviewed at least annually.
   At December 31, 1998 and 1997, FSCO's net income simulation projected the following approximate percentage increase (decrease) in net interest income compared with its base case net interest income over one year:
                                                       1998      1997
                                                      -----     -----
      If rates were shocked down 200 basis points     (3.2%)     2.8%
      If rates were shocked up 200 basis points        1.4%     (4.4%)
   The result of these shock scenarios remain well within FSCO's policy guideline of 10%.
   At December 31, 1998, FSCO exhibited slight asset sensitivity for the one-year time horizon and minimal overall interest rate risk.
   Additionally, specialized reports are produced for the AFS securities and mortgage loan portfolios to monitor and control interest rate risk within products characterized by embedded prepayment or explicit options. With the complexity of FSCO's balance sheet increasing continuously, FSCO identifies and implements the latest techniques and tools to measure and monitor risk while enhancing returns. The ALCO policies and procedures guide the balance sheet product selections and offerings to those which are well understood and manageable by FSCO.
   FSCO has used off-balance sheet derivative products for many years to manage interest rate risk through the ALCO process (see: "Note 11: Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk"). Interest rate swaps, caps, and floors have all served as useful tools to increase FSCO's flexibility in protecting itself against adverse effects of interest rate volatility. FSCO does not act as a dealer in these transactions, but as an end user of off-balance sheet derivative products. The ALCO has established policies and procedures which govern the use of derivatives. All off-balance sheet positions used in the ALCO process are regularly reviewed for effectiveness, market risk, and counterparty credit exposure. Off-balance sheet derivatives used to manage FSCO's interest rate risk, including interest rate swaps, caps, corridors, floors, forwards, futures, and options totaled $2.8 billion notional amount at December 31, 1998, up from $1.5 billion at year-end 1997. These increases were primarily associated with hedging mortgage loan servicing rights.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES
   FSCO's trading account securities consist of cash securities, financial futures, and option contracts. Financial futures and options contracts related to FSCO's trading account securities totaled $1.2 billion notional par value at December 31, 1998, down from $12.6 billion notional value at year-end 1997. This position consisted of futures and options contracts on short-term Federal funds, one month LIBOR, and three month Eurodollars. Market risk for trading account securities is monitored on a daily basis through an assessed dollar value of risk per basis point method. The net risk position of FSCO's trading account securities (including futures, options, and on-balance sheet securities) at December 31, 1998, was $30,408 per basis point (0.01%) change in yield, compared with $35,873 at year-end 1997, and well within FSCO's $55,400 limit. For comparative purposes, this risk equates to that of FSCO owning a $73 million position in five year U.S. Treasury Notes. Fluctuations in these positions are common as FSCO's traders take advantage of opportunities in the short-term futures and options markets. Additionally, on a monthly basis the trading position is evaluated against small and large movements in interest rates, assumed to be instantaneous and parallel, and other spread factors that may affect the value of these securities or contracts. This analysis as well as a value-at-risk report is reported to management as part of the risk monitoring process. Financial futures, options contracts, and other trading account securities are traded for profit or used to hedge market risk in the same way that on-balance sheet securities are purchased and sold, and they are subject to the same policies and loss control limit.

OTHER ASSETS AND LIABILITIES
   FSCO's intangible assets were $409 million at December 31, 1998, up $124 million or 43.6% from year-end 1997, due to goodwill associated with recent acquisitions and increased loan servicing rights from higher loan production and sales. Fluctuations in other assets and other liabilities were in part due to the effect of acquisitions, and timing differences on cash, accounts receivable, and accounts payable resulting from unsettled transactions in the purchase and sale of securities.

COMMON AND PREFERRED STOCK
   First Security Corporation's common stock is traded on Nasdaq under the symbol FSCO, and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On January 25, 1999, FSCO increased its quarterly common stock dividend to $0.14 per share, up $0.01 per share or 7.7% from the previous $0.13 per share. This dividend was paid March 1, 1999 to shareholders of record on February 16, 1999, and equated to an annual dividend rate of $0.56. This was the fifth dividend increase since year-end 1995.
   On December 3, 1998, FSCO announced that it would begin to repurchase up to
3.7 million shares of its outstanding common stock to facilitate the purchase acquisition of Van Kasper & Company (see: "Mergers and Acquisitions"). No time limit was set to complete this stock buyback program. As of December 31, 1998, FSCO had repurchased approximately 83% of the 3.7 million share buyback program.
   FSCO repurchases shares of its common stock at prevailing prices in the open market as permitted by applicable rules. FSCO repurchases shares to reduce dilution to existing shareholders and take advantage of market price savings, and uses these shares for ongoing employee benefit plans, acquisitions accounted for under the purchase method, and other needs.
   On February 19, 1998, FSCO's Board of Directors rescinded the November 18, 1997 stock buyback program. FSCO had completed approximately 80% of the 3.375 million share buyback program.
   On January 26, 1998, FSCO declared a 3-for-2 common stock split in the form of a 50% stock dividend paid on February 24, 1998, to common shareholders of record on February 12, 1998. As a result of the split, shareholders received one additional share of FSCO common stock for every two shares held. This was FSCO's third stock split since year-end 1995. All common stock and earnings per common share data in this report reflect this stock split.
   Also on January 26, 1998, FSCO increased its quarterly common stock dividend to $0.13 per share after adjusting for the stock split, up $0.017 per share or 15.0% from the previous $0.113 per share.
   FSCO paid quarterly common stock dividends of $0.13 per share in each of the four quarters of 1998, for a total of $0.52 per share in 1998. Common stock dividends paid totaled $95.6 million in 1998, for a dividend payout ratio of 39.39%.
   The 1998 dividends marked the 64th consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $23.313 per share at the close of the market on December 31, 1998, versus a book value of $8.54 per share, resulting in a market-to-book ratio of 272.99%. In comparison, the bid price of FSCO common stock was $27.917 per share at the close of the market on December 31, 1997, versus a book value of $7.59 per share, resulting in a market-to-book ratio of 367.81%. At December 31, 1998, FSCO's common stock market capitalization was $4.4 billion, down $0.8 billion or 15.5% from year-end 1997, but maintaining a five-year compound growth rate of 27.3%.
   The approximate number of beneficial shareholders of FSCO common stock was estimated to be 12,663 at year-end 1998, compared with an estimated 10,786 at year-end 1997.
   For the years covered in this report, FSCO's preferred stock was convertible into FSCO common stock at the conversion rate, restated for the stock split, of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
   FSCO's stockholders' equity was increased to a record $1.6 billion at December 31, 1998, up $0.2 billion or 13.9% from year-end 1997 (see: Financial Statements "Consolidated Balance Sheets"). This growth was due to the following: earnings retained; issuances of new FSCO common stock shares for acquisitions; and the impact of accumulated other comprehensive income which consisted of unrealized net gains in the fair value of AFS securities; partially offset by repurchases of common stock in the public markets in 1997, early 1998, and late 1998 (see: "Common and Preferred Stock").
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   FSCO's ratio of stockholders' equity to total assets was 7.36% at December 31, 1998, compared with 7.72% at year-end 1997. The ratio of tangible common equity to tangible assets was 5.57% at year-end 1998, down from 6.24% at year-end 1997, reflecting repurchases of common stock, year end balance sheet growth, goodwill recognized with various mergers, and the ongoing origination of loan servicing rights.
   A comparison of FSCO to its BHCPR peer group as of September 30, 1998 showed that: FSCO's ratio of average stockholders' equity to average total assets was 8.11%, compared with the peer group average of 8.27%; and its ratio of tangible common equity to tangible assets was 6.42%, which was above the peer group average of 6.06%.
   Regulations permit FSCO's $150 million of Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026, issued in 1997, to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.
   FSCO's risk-based capital ratios remained strong at December 31, 1998 due to earnings retained and the above-mentioned Capital Income Securities (see:
"Table 16: Capital Ratios and Risk-Based Capital Ratios"). FSCO's risk-based capital ratios at December 31, 1998 and 1997, respectively, were: Tier 1 at 9.10%, down from 10.62%; and Total Capital at 11.31%, down from 13.42%. The leverage ratio at December 31, 1998 was 6.90%, down from 7.53% at year-end 1997.
   FSCO and its subsidiary banks continued to be classified as "well capitalized" according to the regulatory requirements of their respective primary regulatory authorities. FS Bank maintained its "well capitalized" status for 1998, although it experienced a temporary decrease in its Total Capital ratio to 9.93% due to extraordinary mortgage loan production in December. Subsequent to 1998, its outstanding mortgage loan balance has been reduced by loan sales that occurred in the ordinary course of business. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   With its strong equity and risk-based capital ratios, FSCO is well positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.

TABLE 16: CAPITAL RATIOS AND RISKED-BASED CAPITAL RATIOS
                                                     FSCO         FS Bank   FSB NewMexico  FSB SoNewMex   FSB Nevada  FSB California
As of December 31,                                1998   1997   1998   1997   1998   1997   1998   1997   1998   1997   1998   1997
----------------------------------------------- ------ ------ ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
CAPITAL RATIOS:
Stockholders' equity / assets [EOP]               7.36%  7.72%  7.70%  7.75%  6.60%  6.51% 18.76%   NA   13.20% 12.87% 12.24%  9.82%
Stockholders' equity / assets [Avg]               7.91   8.11   7.84   8.18   6.64   6.52  16.39    NA   13.57  12.14  10.27  10.31
Tangible common equity / tangible assets [EOP]    5.57   6.24   6.25   6.42   6.59   6.50  11.36    NA    8.13   7.45   9.26   8.08
Leverage ratio (A)                                6.90   7.53   6.97   7.04   6.33   6.29  11.29    NA    7.70   7.04   8.59   7.65
RISK-BASED CAPITAL RATIOS:
Tier 1 risk-based capital ratio                   9.10  10.62   8.87   9.64  12.41  13.28  18.72    NA   14.04  13.05  12.15  11.11
Total (Tier 1 + 2) risk-based capital ratio      11.31  13.42   9.93  11.03  13.69  14.54  19.88    NA   15.30  14.31  13.41  12.36
=============================================== ====== ====== ====== ====== ====== ====== ====== ====== ====== ====== ====== ======

EOP: End Of Period. Avg: Average.
(A) Federal Reserve Board guidelines provide that all bank holding companies (other than those that meet certain criteria) maintain a minimum leverage ratio of 3%, plus an additional cushion of 100 to 200 basis points.  The guidelines also state that bank organizations experiencing internal growth or making acquisitions will be expected to maintain "strong capital positions"
    substantially above the minimum supervisory levels without significant reliance on intangible assets.

OFF-BALANCE SHEET ITEMS
   During 1998, FSCO had "off-balance sheet" commitments consisting primarily of loan commitments to customers, and derivative products used in the ALCO process or carried in the trading accounts (see: "Asset/Liability Management", "Note 1: Summary of Significant Accounting and Reporting Policies", and "Note 11: Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

INFLATION ACCOUNTING AND CAPITAL COMMITMENTS

   FSCO has determined that the effects of changing prices on financial data were not significant to operating results for all years covered by this report.
   FSCO had no material capital expenditure commitments at year-ends 1998 or 1997, other than those related to FSCO's Year 2000 project (see: "Year 2000 Issues).

TABLE 17: QUARTERLY FINANCIAL HIGHLIGHTS (in thousands, except per share data & ratios) (A)
                                               4th Qtr    3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
                                                  1998       1998       1998       1998       1997       1997       1997       1997
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
COMMON & PREFERRED STOCK DATA:
Earnings per common share basic                  $0.36      $0.34      $0.30      $0.33      $0.31      $0.30      $0.29      $0.28
Earnings per common share diluted                 0.35       0.33       0.29       0.32       0.30       0.29       0.28       0.27
Tangible EPS diluted                              0.41       0.37       0.33       0.35       0.31       0.33       0.30       0.29
Dividends paid per common share                  0.130      0.130      0.130      0.130      0.113      0.113      0.113      0.102
Book value per common share [EOP]                 8.54       8.54       8.21       8.02       7.59       7.48       7.26       6.67
Tangible book value per common share [EOP]        6.35       6.64       6.34       6.21       6.05       6.04       5.84       5.63
Market price (bid) [EOP]                        23.313     16.688     21.375     23.813     27.917     19.833     18.209     14.278
  High bid for the period                       23.313     23.938     24.750     26.167     27.917     21.333     19.000     16.555
  Low bid for the period                        15.938     15.500     21.000     21.833     19.083     17.583     14.445     14.222
Market capitalization (mktprice x #shrs)[EOP]4,352,817  3,144,703  4,016,256  4,457,936  5,148,509  3,664,543  3,365,296  2,564,143
Market price / book value per com shr [EOP]%    272.99     195.41     260.35     296.92     367.81     265.17     250.64     213.92
Dividend payout ratio (DPS / EPS basic) %        36.11      38.24      43.33      39.39      36.45      37.67      38.97      36.43
Dividend yield (DPS / mktprice) [EOP] %           2.23       3.12       2.43       2.18       1.62       2.28       2.48       2.86
Price / earnings ratio (mktprice/4qtrsEPS)        17.5x      13.0x      17.2x      19.4x      23.7x      17.1x      16.1x      13.1x
Common shares basic [EOP]                      186,712    188,441    187,895    187,206    184,422    184,770    184,815    179,587
Common shares basic [Avg]                      188,370    187,931    187,623    186,336    184,583    184,717    179,359    180,225
Common shares diluted [Avg]                    193,756    193,621    194,471    193,510    191,671    191,268    185,609    186,323
Preferred shares [EOP]                               9          9          9         10         10         10         10         10
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
INCOME STATEMENT:
Interest income                               $369,193   $366,416   $350,950   $334,101   $328,965   $315,683   $294,255   $274,475
Interest expense                               182,478    186,661    178,012    169,810    163,388    152,373    141,775    129,904
Net interest income                            186,715    179,755    172,938    164,291    165,577    163,310    152,480    144,571
Fully taxable equivalent (FTE) adjustment        2,716      2,259      2,827      2,579      4,298      2,336      1,851      2,007
Net interest income, FTE                       189,431    182,014    175,765    166,870    169,875    165,646    154,331    146,578
Provision for loan losses                       22,861     18,068     18,396     12,598     21,243     13,921     14,074     14,148
Noninterest income                             132,444    114,896    118,534    108,516    106,876     87,543     82,006     80,733
Noninterest expenses                           193,489    179,516    184,277    165,806    164,944    149,830    140,658    133,472
Provision for income taxes                      35,496     33,976     32,892     33,034     28,235     31,066     28,550     27,681
Net income                                      67,313     63,091     55,907     61,369     58,031     56,036     51,204     50,003
Preferred stock dividend requirement                 7          7          7          7          7          7          8          8
Common stock dividend                           24,580     24,472     22,943     23,586     20,038     20,318     19,569     17,760
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
BALANCE SHEET - END OF PERIOD:
Trading account securities                    $329,109    $73,067    $53,343   $318,224   $255,320    $87,154   $274,014   $388,264
Available for sale (AFS) securities          4,764,127  4,912,396  4,806,559  4,386,629  4,351,525  4,109,176  3,642,437  3,504,187
  Memo: fair value adjust AFS securities        48,251     79,150     39,154     34,640     37,678     19,196      2,081    (29,988)
Loans, net of unearned income               14,013,417 12,926,926 12,530,360 12,436,407 11,230,766 11,159,090 10,528,449  9,504,520
Reserve for loan losses                       (173,350)  (169,058)  (166,658)  (163,256)  (157,525)  (152,951)  (150,170)  (144,225)
Total interest-earning assets               19,337,468 17,954,191 17,417,190 17,219,384 16,044,477 15,374,616 14,729,459 13,479,168
Intangible assets                              409,367    357,459    351,547    338,844    285,156    265,492    263,523    188,281
Total assets                                21,689,088 19,859,300 19,360,006 19,132,896 18,151,783 17,145,647 16,413,522 15,210,069
Noninterest-bearing deposits                 2,752,009  2,431,637  2,402,497  2,339,665  2,431,006  2,391,563  2,435,479  2,239,273
Interest-bearing deposits                    9,906,565  9,511,979  9,514,706  9,483,289  8,986,628  8,531,915  8,039,087  7,779,223
Total deposits                              12,658,574 11,943,616 11,917,203 11,822,954 11,417,634 10,923,478 10,474,566 10,018,496
Short-term borrowed funds                    4,265,589  4,026,919  3,905,250  3,986,966  3,605,199  3,399,509  3,285,243  2,564,633
Long-term debt                               2,609,558  1,749,478  1,513,044  1,339,892  1,304,463    954,463    959,897    986,417
Total interest-bearing liabilities          16,781,712 15,288,376 14,933,000 14,810,147 13,896,290 12,885,887 12,284,227 11,330,273
Preferred stockholders' equity                     484        491        493        501        501        510        532        532
Common stockholders' equity                  1,595,011  1,609,515  1,542,377  1,500,734  1,400,345  1,381,980  1,342,678  1,198,625
Parent company investment in subsidiaries    1,945,390  1,788,947  1,719,975  1,678,122  1,555,112  1,503,053  1,450,529  1,295,226
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
BALANCE SHEET - AVERAGE:
Trading account securities                    $139,293    $64,310   $138,157   $295,414   $163,330   $178,070   $360,339   $168,094
Available for sale (AFS) securities          4,870,349  4,824,517  4,524,500  4,310,715  4,190,292  3,728,035  3,521,411  3,364,555
  Memo: fair value adjust AFS securities        62,380     41,719     33,956     41,342     28,511     13,808    (17,755)     3,328
Loans, net of unearned income               13,310,822 12,844,942 12,374,882 11,656,881 11,214,784 10,829,751 10,006,397  9,639,518
Reserve for loan losses                       (170,129)  (167,555)  (164,256)  (160,269)  (153,922)  (151,204)  (144,385)  (142,549)
Deferred taxes on leases                      (200,571)  (193,572)  (198,673)  (196,556)  (192,903)  (186,212)  (187,553)  (183,598)
Total interest-earning assets,
  excluding fair value adjust AFS sec's
  & deferred tax on leases                  18,175,389 17,580,579 16,939,894 16,091,448 15,415,241 14,612,051 13,785,315 13,094,975
Intangible assets                              371,371    351,880    349,850    308,452    271,770    262,789    195,413    188,328
Total assets                                20,438,133 19,652,528 18,998,533 18,085,153 17,295,476 16,394,898 15,433,778 14,778,665
Noninterest-bearing deposits                 2,510,491  2,302,410  2,252,282  2,181,985  2,231,130  2,260,560  2,215,276  2,103,117
Interest-bearing deposits                    9,587,111  9,531,570  9,459,908  9,207,647  8,658,839  8,223,536  7,781,168  7,740,893
Total deposits                              12,097,602 11,833,980 11,712,190 11,389,632 10,889,969 10,484,096  9,996,444  9,844,010
Short-term borrowed funds                    3,779,161  4,146,642  3,851,257  3,522,497  3,350,840  3,210,660  2,889,451  2,415,102
Long-term debt                               2,350,927  1,611,966  1,433,195  1,314,965  1,246,482    971,356    989,408    950,850
Total interest-bearing liabilities          15,717,199 15,290,178 14,744,360 14,045,109 13,256,161 12,405,552 11,660,027 11,106,845
Preferred stockholders' equity                     487        492        497        501        506        524        532        535
Common stockholders' equity                  1,617,608  1,557,403  1,519,335  1,411,739  1,384,287  1,362,645  1,214,361  1,220,949
=========================================== ========== ========== ========== ========== ========== ========== ========== ==========

EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share. NM: Not Meaningful.
(A) ALL FSCO FINANCIAL DATA HAS BEEN RESTATED FOR:
    * two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.
    * SFAS No. 128, "Earnings Per Share", restating EPS primary to EPS basic and EPS fully diluted to EPS diluted.
    * the May 30, 1998 pooling-of-interests merger with FSB California (formerly California State Bank).

TABLE 17: QUARTERLY FINANCIAL HIGHLIGHTS (in thousands, except per share data & ratios) (A) (continued)
                                               4th Qtr    3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
                                                  1998       1998       1998       1998       1997       1997       1997       1997
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
PROBLEM ASSETS & POTENTIAL PROBLEM ASSET - END OF PERIOD:
Total nonaccruing loans                        $45,812    $41,185    $39,713    $36,553    $36,876    $38,088    $38,829    $33,846
Other real estate                                3,617      2,798      3,908      4,342      7,981      6,789      8,449      8,759
Total nonperforming assets                      49,429     43,983     43,621     40,895     44,857     44,877     47,278     42,605
Accruing loans past due 90 days or more         23,758     20,369     22,833     19,693     20,841     20,109     20,727     20,662
Total problem assets                            73,187     64,352     66,454     60,588     65,698     64,986     68,005     63,267
Potential problem assets                        47,319     55,150     37,229     11,493      7,423     11,654      9,742     12,450
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
RECONCILIATION OF THE RESERVE FOR LOAN LOSSES:
Reserve for loan losses, beginning            $169,058   $166,658   $163,256   $157,525   $152,951   $150,170   $144,225   $142,693
Total loans charged off                        (29,508)   (23,386)   (23,011)   (18,885)   (24,363)   (18,976)   (22,520)   (20,334)
Total recoveries of loans charged off            9,063      7,718      8,017      9,091      7,694      7,836      9,932      7,718
Net loans (charged off) recovered              (20,445)   (15,668)   (14,994)    (9,794)   (16,669)   (11,140)   (12,588)   (12,616)
Provision for loan losses                       22,861     18,068     18,396     12,598     21,243     13,921     14,074     14,148
Acquisitions                                     1,876          0          0      2,927          0          0      4,459          0
Reserve for loan losses, ending                173,350    169,058    166,658    163,256    157,525    152,951    150,170    144,225
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
OTHER DATA (NOT ROUNDED) - END OF PERIOD:
Full-time equivalent employees                   9,424      9,229      8,854      8,472      7,996      7,826      7,665      7,361
Total domestic bank offices                        322        317        315        312        300        295        291        285
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
SELECTED RATIOS (%):
Return on average assets (ROAA)                   1.31%      1.27%      1.18%      1.38%      1.33%      1.36%      1.33%      1.37%
Tangible ROAA                                     1.56       1.49       1.40       1.56       1.39       1.56       1.46       1.50
Return on average stockholders' equity(ROAE)     16.50      16.07      14.75      17.62      16.63      16.31      16.91      16.60
Tangible ROAE                                    25.08      23.81      22.26      25.14      21.31      22.85      21.83      21.19
Net interest margin, FTE                          4.17       4.14       4.15       4.15       4.41       4.53       4.48       4.48
Net interest spread, FTE                          3.54       3.51       3.52       3.53       3.72       3.79       3.73       3.77
Operating expense ratio                          60.11      60.46      62.62      60.21      59.60      59.18      59.52      58.72
Productivity ratio                                3.76       3.62       3.89       3.72       3.78       3.63       3.66       3.66
Loans / deposits [EOP]                          110.70     108.23     105.15     105.19      98.36     102.16     100.51      94.87
Loans / assets [EOP]                             64.61      65.09      64.72      65.00      61.87      65.08      64.14      62.49
Reserve for loan losses [EOP] /:
  Total loans                                     1.24       1.31       1.33       1.31       1.40       1.37       1.43       1.52
  Nonaccruing loans                             378.39     410.48     419.66     446.63     427.17     401.57     386.75     426.12
  Nonaccruing + accruing lns past due 90 day    249.17     274.65     266.46     290.25     272.93     262.82     252.15     264.59
Nonaccruing loans / total loans                   0.33       0.32       0.32       0.29       0.33       0.34       0.37       0.36
Nonaccruing + accr lns past due / total loan      0.50       0.48       0.50       0.45       0.51       0.52       0.57       0.57
Nonperforming assets [EOP] /:
  Total loans + other real estate                 0.35       0.34       0.35       0.33       0.40       0.40       0.45       0.45
  Total assets                                    0.23       0.22       0.23       0.21       0.25       0.26       0.29       0.28
  Total equity                                    3.10       2.73       2.83       2.72       3.20       3.25       3.52       3.55
  Total equity + reserve for loan losses          2.79       2.47       2.55       2.46       2.88       2.92       3.17       3.17
Problem assets [EOP] /:
  Total loans + other real estate                 0.52       0.50       0.53       0.49       0.58       0.58       0.65       0.67
  Total assets                                    0.34       0.32       0.34       0.32       0.36       0.38       0.41       0.42
  Total equity                                    4.59       4.00       4.31       4.04       4.69       4.70       5.06       5.28
  Total equity + reserve for loan losses          4.14       3.62       3.89       3.64       4.22       4.23       4.55       4.71
Net loans charged off / average loans             0.61       0.48       0.49       0.34       0.59       0.41       0.50       0.53
------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
CAPITAL RATIOS & RISK-BASED CAPITAL RATIOS (%):
Stockholders' equity / assets [EOP]               7.36%      8.11       7.97       7.85       7.72       8.06       8.18       7.88
Stockholders' equity / assets [Avg]               7.92       7.93       8.00       7.81       8.01       8.31       7.87       8.27
Tangible common equity / tangible assets[EOP      5.57       6.42       6.26       6.18       6.24       6.61       6.68       6.73
Leverage ratio                                    6.90       7.67       7.62       7.50       7.53       7.90       8.02       8.31
Tier 1 risk-based capital ratio                   9.10      10.19      10.45      10.40      10.62      10.70      10.98      11.45
Total (Tier 1 + 2) risk-based capital ratio      11.31      12.60      12.97      13.07      13.42      13.60      14.00      14.62
=========================================== ========== ========== ========== ========== ========== ========== ========== ==========

EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share. NM: Not Meaningful.
(A) All FSCO financial data have been restated for the May 30, 1998 pooling-of-interests merger with FSB California (formerly
    California State Bank).

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition activity reflects management's strategy of diversifying and enhancing FSCO's financial services delivery system through the expansion and geographical diversification of its bank branch network and nonbank activities (see: "Note 15: Mergers and Acquisitions"). Management believes that long-term returns on FSCO stockholders' investment will benefit from these acquisitions and will continue its strategy of acquiring solid, well-managed financial services companies when suitable opportunities arise in new and existing markets.
   FSCO regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions, negotiations, and actual acquisitions involving cash, debt, or equity securities may occur. Since an acquisition typically involves the payment of a premium over the book value of the acquired company, some near term dilution of FSCO's book value and earnings per common share may occur. FSCO's merger and acquisition activities during 1998 are discussed below.
   * On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. (RGB) and its subsidiaries, First National Bank of Dona Ana County and First National Bank of Chaves County, located in New Mexico. At January 31, 1998, RGB had assets of $415 million, loans of $252 million, deposits of $343 million, and 11 branches. On July 1, 1998, FSCO merged and renamed RGB's subsidiaries as First Security Bank of Southern New Mexico, N.A. (FSB So. New Mexico).
   * On May 30, 1998, FSCO acquired California State Bank (CSB), headquartered in West Covina, California. CSB has been serving small- and middle-market business customers and retail banking clients in the San Gabriel Valley, as well as Orange, Riverside, and San Bernardino counties of Southern California. At March 31, 1998, CSB had assets of $864 million, loans of $454 million, deposits of $711 million, and 17 branches. This transaction was accounted for as a pooling-of-interests merger, requiring the restatement of all prior period FSCO financial statements. FSCO incurred one-time merger charges for this transaction totaling $8.9 million pre-tax (including $6.9 million of noninterest expenses) or $7.2 million or $0.037 per share after tax. These merger charges consisted of approximately $3.5 million for legal, investment banker and stock transfer fees, $2.6 million for unfunded and unaccrued deferred compensation triggered by the acquisition, $0.9 million for additional loan loss reserve to bring CSB's loan loss reserve to the FSCO standard, $1.0 million for accrued deferred taxes that will be payable as a direct result of the acquisition, and $1.9 million for miscellaneous items. CSB was subsequently merged with Marine National Bank (see below) and renamed as First Security Bank of California, N.A. (FSB California).
   * On December 21, 1998, FSCO acquired Marine National Bank (MNB), located in Irvine, California. MNB was a wholly owned subsidiary of Shinhan Bank of Seoul, Korea. At December 20, 1998, MNB had assets of $259 million, loans of $114 million, deposits of $200 million, and 3 branches. MNB and CSB were merged and renamed as FSB California.
   * On December 30, 1998, FSCO and its FSB Nevada subsidiary announced the signing of a definitive agreement to acquire XEON Financial Corporation (XEON, located in Stateline, Nevada) and its subsidiary Nevada Banking Company. At December 31, 1998, XEON had assets of $106 million, loans of $72 million, deposits of $94 million, and 3 branches. This merger is expected to close in the spring of 1999, pending regulatory and shareholder approvals.
   * On January 13, 1999, FSCO and its FSB Nevada subsidiary announced the signing of a definitive agreement to acquire Comstock Bancorp (Comstock, located in Reno, Nevada) and its subsidiary Comstock Bank. At December 31, 1998, Comstock had assets of $225 million, loans of $142 million, deposits of $196 million, and 4 branches. This merger is expected to close in the spring of 1999, pending regulatory and shareholder approvals.
   * On February 12, 1999, FSCO acquired Van Kasper & Company in a purchase acquisition and renamed it First Security Van Kasper (FS Van Kasper, headquartered in San Francisco, California; see: "Common and Preferred Stock"). Van Kasper is a full-service investment banking, private client and institutional brokerage firm.

NATIONAL AND REGIONAL ECONOMIES

   FSCO and its subsidiaries are significantly influenced both by the financial strength and economic stability of the regional economies in which they operate and by interest rates and other economic conditions prevailing in regional, national, and international financial markets. (see "Factors That May Affect Future Results of Operations and Financial Condition.")
   The U.S. economy in 1998 recorded exceptionally strong growth for the second consecutive year. Real gross domestic product expanded by 3.9%, while the unemployment rate at year end was 4.3%, tying a 28-year low. Nevertheless, the rate of inflation actually fell from 2.3% to 1.6%. Long-term Treasury yields, after varying near 6% in the early part of 1998, averaged 5.06% in December. The consumer sector remained very strong and was aided by the lower inflation, including falling gasoline prices, declining interest rates, rising real wages, and positive wealth effect. In the third quarter, a major shift in investor perceptions of international risks, precipitated by the Russian financial crisis and illiquidity in many financial markets, pushed Treasury security yields lower; at the same time, the yield spread with higher-risk bonds widened significantly. The Federal Reserve, along with other central banks, reduced interest rates and provided increased liquidity. Financial markets improved rapidly in the fourth quarter, but Brazilian currency devaluation points to continuing international financial uncertainty.
   In 1999, the pace of U.S. growth will likely moderate to 2.5% - 3.0%, and inflation will probably continue in the 1.0% - 1.5% range. The U.S. economy is expected to record solid growth in the first half of 1999, but international excess capacity, declining exports and narrowing profit margins could moderate the pace of growth in the second half of the year.
   The Intermountain West, which encompasses a significant portion of FSCO's primary market areas, was the United States' fastest-growing regional economy in 1998 for the sixth consecutive year. The following table illustrates labor-market conditions in the states where FSCO banking offices are located.
          1998 Job Growth Gains and Unemployment Rates
                Job Gains (Preliminary)
                -----------------------    Unemployment
                               National           Rates
                 Average(%)        Rank      Average(%)
      -------------------------------------------------
      National         2.6                          4.5
      Utah             3.0           11             3.2
      Idaho            2.0           25             5.0
      Oregon           2.5           17             5.4
      Wyoming          1.1           46             4.4
      New Mexico       1.7           32             6.4
      Nevada           4.4            2             4.3
      California       3.1            9             5.9
      -------------------------------------------------
   The overall 1998 economic performance in the Intermountain West was generally favorable, but growth rates narrowed somewhat from the prior year. The volume of new residential construction, aided by the lower mortgage rates, remained strong but, with narrowed population and employment gains, could decline slightly in 1999. Automobile sales gains were small in 1998; lower oil prices and continued robust income gains may sustain a generally strong sales volume in 1999.
   The rate of economic growth, both nationally and in the Intermountain West, will likely decelerate in 1999. Modestly slower population and job growth and higher consumer debt levels will probably restrain consumer-spending gains. Job growth in the seven-state region should remain solid, but it will occur at a reduced rate in 1999, influenced by declining exports and weak demand and prices for raw-material manufactured products.
   While the 1999 regional outlook remains generally favorable, the following factors could adversely impact regional economic activity:
   * Deflationary competitive forces from Asia and Latin America may reduce exports and narrow U.S. corporate profits, resulting in slower national growth.
   * Political uncertainty (i.e., Russia, Korea, China, the Middle East) may disrupt financial markets.
   * Access to Federal lands for the timber, mining, and livestock industries may be reduced.

COMPETITIVE POSITION

   FSCO is the West's second largest independent bank holding company. Incorporated in 1928, FSCO is the oldest multistate bank holding company in the United States.
   FS Bank is the largest bank in Utah and Idaho, the 7th largest bank in Oregon, and the 8th largest bank in Wyoming. FSB New Mexico is the third largest bank in New Mexico, and FSB Nevada is the fifth largest bank in Nevada.
   FSCO experiences substantial competition in attracting deposits and originating loans. The primary factors in competing for deposits are interest rates, the range and quality of services offered, the convenience of bank facilities and automated teller machines, and hours of operation. Competition for deposits comes principally from other commercial banks, savings and loans (S&Ls), and credit unions. Additional competition comes from mutual funds, money market funds, and various other corporate and government lenders. The primary factors in competing for loans are interest rates, loan fees, and the quality and range of lending services offered. Competition for the origination of consumer and commercial loans comes from commercial banks, finance companies, S&Ls, credit unions, and the vehicle financing industry, while competition for the origination of mortgage loans comes from S&Ls, credit unions, mortgage banking firms, insurance companies, and other commercial banks.
   FSCO, along with the rest of the banking industry, has felt the effects of added competition as nonbank financial service companies enter what were already highly competitive markets. Notwithstanding the increased competition, banks still have only limited entry into nonbank financial markets. In spite of the inequities of the present financial services market, FSCO has succeeded in maintaining its position as a major catalyst in the financial services market in the Intermountain West by being innovative and creative in providing new products and services to its customers within the narrow constraints of current banking regulations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   During its 70 years of continuous operations, FSCO has experienced strong growth in assets, deposits, capital and profits. This has been the result of hard work by the FSCO team and the loyalty and patronage of its customers. FSCO has also contributed to and benefited from its market areas, which generally have been economically stable and growing over recent times. Nevertheless, there have been business cycles along the way, with the downturns in such cycles resulting from factors that exist in some form today, and which require attention and careful management. These factors include: the effects of competition; changing economic conditions in the local, national, and international economies; technological change and its challenges, including Year 2000 issues (discussed separately); changing regulatory and legislative attitudes; financial market perceptions; and socio-economic trends. FSCO endeavors to anticipate and manage these many dynamic factors, yet FSCO's businesses remain subject to rapid change which may impact the results of operations and financial condition of FSCO.

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

ECONOMIC CONDITIONS
   FSCO now has full-service banking operations in seven states, with a major presence in four of those states. FSCO's mortgage origination and servicing spans the nation. Currently, the United States is experiencing steady economic growth in almost all areas, and the demand for FSCO's services remains high. There have been periods in the past when economic conditions have changed rapidly for the worse in one or more of FSCO's market areas, and results of operations as well as financial condition have suffered in the short-term. The reserve for loan losses attempts to estimate loan losses inherent in the loan portfolio, but economic changes can also increase or reduce the demand for loans and other banking services. Generally, FSCO experiences economic conditions and does not cause or create them. There can be no assurance that negative changes in economic conditions in the nation or in one or more of FSCO's market areas will not have an adverse impact on FSCO's future results of operations or financial condition.

TECHNOLOGY
   Advances and changes in available technology can significantly impact the business and operations of FSCO. The increasing demands for computer access to bank accounts and for the ability to do banking transactions away from bank premises also present challenges and opportunities. Moreover, as world business becomes ever more dependent on electronic media to conduct business and to preserve business records, such business is made ever more susceptible to negative impacts from technology failures, energy disruptions, and technological mischief. Of particular concern are the Year 2000 Issues, discussed below.

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 PROJECT
   All businesses and industries worldwide face a "Year 2000" problem in which some computer hardware, software, and other systems and equipment may not properly process date calculations before, during, or after the year 2000. In 1996, FSCO initiated a Year 2000 project which involves identifying and remediating date recognition problems in its systems and applications. FSCO has made the successful resolution of its Year 2000 issues its highest corporate priority.
   FSCO's Year 2000 project encompasses all internal operations and systems, including computer hardware and software, data/voice systems, facilities control, security, and other non-information technology systems and equipment to resolve any potential date-handling problems. In addition, FSCO's year 2000 project includes interactions with "other parties" such as deposit and loan customers, business partners, vendors and suppliers, other financial institutions, regulatory agencies, utilities, service providers, and others.
   FSCO's Year 2000 project strategy is to implement, where possible, the most recent versions of currently used software that are Year 2000 compliant. This strategy will enable FSCO to obtain increased functionality from the newer versions as well as achieve Year 2000 compliance. In the strategic sense, this approach has enabled FSCO to derive the most benefit from the dollars spent.
   As of December 31, 1998, 97% of FSCO's critical business systems were validated to be Year 2000 ready. FSCO remains on schedule to complete the implementation phase for all critical systems by June 30, 1999, with final testing of some systems continuing through September 1999, leaving time for additional remediation if testing reveals it is necessary.
   FSCO's total Year 2000 project expenditure is estimated at $40 to $45 million including $2.6 million accrued and spent in 1997; $23.7 million accrued and spent in 1998; $13 to $18 million planned in 1999; and $1 million planned in 2000. This estimate was up from the $20.9 million estimated at year-end 1997 due to: $9.3 million for systems where planned implementation was accelerated for Year 2000 purposes; and $10 to $15 million for additional remediation and testing identified subsequent to the previous estimate. These expenditures are being funded through operating cash flows. FSCO's Year 2000 project expenditures for 1998 were approximately 19% of its technology expenses for the year. Of the $40 to $45 million total Year 2000 project expenditure, it is expected that $12.5 million will be capitalized, including $6.9 million capitalized in 1998, and the remainder reported as expense.

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 RISKS
   FSCO believes that in the event of the most reasonably likely worst case, its businesses, results of operations, and financial position could be materially adversely affected if FSCO and/or the above-mentioned other parties fail to resolve their individual Year 2000 issues. Accordingly, FSCO has formed a team charged with the task of monitoring its own progress and that of significant other parties, assessing potential problems, and developing contingency plans. FSCO is also assessing the Year 2000 progress and associated risks of its major deposit and borrowing customers.
   Because FSCO has given its Year 2000 project the highest priority, certain other technology projects have been delayed. While such non-Year 2000 projects are expected to enhance operational efficiencies, make new products and services available to customers, and improve the quality of information available to management, the delay of such projects is not expected to have a material impact on FSCO's operations.
   It has been widely reported that significant litigation is expected to occur related to business interruptions caused by Year 2000 failures. It is uncertain whether, or to what extent, FSCO will be affected by such litigation.

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 CONTINGENCY PLANS
   Each FSCO business unit has developed contingency plans to continue operations in the event FSCO and/or significant other parties do not achieve Year 2000 readiness. These plans principally involve the use of alternate vendors, suppliers, and service delivery processes, manual processes, and/or the internal remediation of systems. FSCO is also enhancing its existing business resumption plans to incorporate Year 2000 issues. There can be no assurance that FSCO's contingency plans will fully mitigate failures or problems. However, FSCO management is confident that critical customer account information will not be lost if failures are encountered. In addition, there may be certain mission critical vendors or service providers, such as utilities or government agencies, where alternate sources are limited or unavailable. FSCO will update its contingency plans as facts and circumstances change.

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 FORWARD-LOOKING STATEMENTS
   The preceding discussion of "Year 2000 Issues" constitutes a Year 2000 Readiness Disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act and includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause the actual cost of FSCO's Year 2000 project and the impact of Year 2000 issues to increase significantly from what is described in these forward-looking statements. Those factors include, but are not limited to the availability and cost of programmers and other systems personnel, changes to FSCO's original Year 2000 project assessments, ineffective remediation of computer code, and the ability of FSCO and/or other parties to successfully resolve their individual Year 2000 issues.

REGULATORY AND LEGISLATIVE ATTITUDES
   FSCO operates under significant national, international, and local government regulations. Historically, the business of banking has been legislatively separated from certain other businesses, like insurance and securities activities, as well as other types of businesses. Changes in technology and socio-economic trends have allowed insurance and securities firms to enter traditional bank service markets, but banks have been legally precluded from entering insurance and securities markets with the same freedom. Now there is a changing regulatory attitude that is allowing banks greater ability to compete in the securities and insurance fields. However, these changes are happening disjointedly and slowly, with some competitors being given regulatory powers that FSCO and its similarly sized competitors cannot yet use. There are ongoing regulatory and legal battles between banking interests on one side, and the securities, insurance and credit union interests on the other.
   Changing Federal and state laws in connection with the national effort to combat hazardous wastes may impact the loan portfolio from time to time. While recent legislation has reduced potential liabilities of banks themselves, owner and/or developer borrowers remain liable under these laws. FSCO continues to exercise due diligence in its real property lending activities and acquisitions to attempt to uncover hazardous waste violations on subject properties and thus minimize possible loan losses.
   No one can predict how the regulatory landscape will look in the future, or how such changes will affect FSCO's results of operations and financial condition at that time.

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

LEGAL PROCEEDINGS

   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. The following items were deemed to be material litigation matters under current SEC regulations, and involved FSCO and/or one or more of its subsidiaries:
   The New Mexico case "Begay v. First Security Bank of New Mexico, et al.", Case No. CIV 96 0348 MV, District of New Mexico (filed March 13, 1996), was filed in United States District Court alleging unfair practices, fraud, RICO, and Federal Truth in Lending violations in connection with the policies of FSB New Mexico (and other FSCO entities) to force place insurance on vehicles subject to loans whose owners fail to procure such insurance. FSCO's motion to dismiss was denied and discovery on class certification issues is now under way.
   During October 1996, an Idaho jury verdict was entered against FS Bank (formerly FSB Idaho) in a lender liability lawsuit. Based on advice of counsel, FSCO sought post-trial relief and the Court reduced the verdict in response to FSCO's post trial motion. FSCO has appealed the remaining verdict based on its belief that error was committed at the trial court.
   Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases discussed previously reported will have a material adverse impact on the business or assets of FSCO.

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS
February 24, 1999

To Our Stockholders:

FINANCIAL STATEMENTS
   The management of First Security Corporation (FSCO) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.
INTERNAL CONTROL
   Management is responsible for establishing and maintaining an effective internal control over financial reporting for financial presentations in conformity with both generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.
   There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
   Management assessed FSCO's internal control over financial reporting for financial presentations presented in conformity with both generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that FSCO maintained effective internal control over financial reporting for financial presentations in conformity with both generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1998.
   The audit committee of FSCO's board of directors is comprised entirely of outside directors who are independent of FSCO's management; it includes members with banking or related management experience and has access to its own outside counsel. The audit committee is responsible for recommending to the board of directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of FSCO in addition to reviewing FSCO's financial reports. The independent auditors and the internal auditors have full and free access to the audit committee, with or without the presence of management, to discuss the adequacy of the internal control over financial reporting and any other matters which they believe should be brought to the attention of the committee.
COMPLIANCE WITH LAWS AND REGULATIONS
   Management is also responsible for ensuring compliance with the Federal laws and regulations concerning loans to insiders and the Federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.
   Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that FSCO has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1998.


/s/ Morgan J. Evans                     /s/ Brad D. Hardy
-------------------------------------   ---------------------------------------
Morgan J. Evans                         Brad D. Hardy
President and Chief Operating Officer   Executive Vice President,
                                          Corporate Services,
                                        General Counsel, and
                                        Chief Financial Officer

CONSOLIDATED BALANCE SHEETS (In thousands)
As of December 31,                                                            1998         1997
--------------------------------------------------------------------- ------------ ------------
ASSETS
Cash and due from banks                                               $  1,026,335 $  1,219,435
Federal funds sold and securities purchased under resale agreements        230,210      206,266
--------------------------------------------------------------------- ------------ ------------
Total Cash and Cash Equivalents                                          1,256,545    1,425,701
Interest-bearing deposits in other banks                                       605          600
Trading account securities                                                 329,109      255,320
Available for sale securities, at fair value
   (cost $4,715,876 and $4,313,847, respectively)                        4,764,127    4,351,525
Loans held for sale                                                      2,391,508    1,125,616
Loans
   (net of reserve for loan losses of $173,350 and $157,525
   and unearned income of $127,593 and $106,369, respectively)          11,448,559    9,947,625
Premises and equipment, net                                                378,032      288,433
Accrued income receivable                                                  113,399      106,974
Other real estate                                                            3,617        7,981
Other assets                                                               594,220      356,852
Intangible assets                                                          409,367      285,156
--------------------------------------------------------------------- ------------ ------------
TOTAL ASSETS                                                          $ 21,689,088 $ 18,151,783
===================================================================== ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                   $  2,752,009 $  2,431,006
Interest-bearing                                                         9,906,565    8,986,628
--------------------------------------------------------------------- ------------ ------------
Total Deposits                                                          12,658,574   11,417,634
Federal funds purchased and securities sold under repurchase agreements  3,747,084    3,252,259
U.S. Treasury demand notes                                                  25,081       21,050
Other short-term borrowings                                                493,424      331,890
Accrued income taxes                                                       333,881      255,062
Accrued interest payable                                                    58,778       51,928
Other liabilities                                                          167,213      116,651
Long-term debt:
Guaranteed preferred beneficial interests                                  150,000      150,000
Other                                                                    2,459,558    1,154,463
--------------------------------------------------------------------- ------------ ------------
TOTAL LIABILITIES                                                       20,093,593   16,750,937
--------------------------------------------------------------------- ------------ ------------
Commitments and contingent liabilities (Note 11)
--------------------------------------------------------------------- ------------ ------------
STOCKHOLDERS' EQUITY
Preferred stock: Series "A", $3.15 cumulative convertible
   (9 and 10 shares issued, respectively)                                      484          501
--------------------------------------------------------------------- ------------ ------------
Common stockholders' equity:
Common stock
   (191,008 and 186,076 shares issued, respectively)                       238,760      232,595
Paid-in surplus                                                            181,906      115,855
Retained earnings                                                        1,233,264    1,081,195
Accumulated other comprehensive income
   (net unrealized gain on available for sale securities, net of tax)       30,377       23,568
--------------------------------------------------------------------- ------------ ------------
Subtotal                                                                 1,684,307    1,453,213
Common treasury stock, at cost
   (4,296 and 1,654 shares, respectively)                                  (89,296)     (52,868)
--------------------------------------------------------------------- ------------ ------------
Total common stockholders' equity                                        1,595,011    1,400,345
--------------------------------------------------------------------- ------------ ------------
TOTAL STOCKHOLDERS' EQUITY                                               1,595,495    1,400,846
--------------------------------------------------------------------- ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 21,689,088 $ 18,151,783
===================================================================== ============ ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
For the Years Ended December 31,                                              1998         1997         1996
--------------------------------------------------------------------- ------------ ------------ ------------
INTEREST INCOME
Interest and fees on loans                                            $  1,111,417 $    954,992 $    830,594
Federal funds sold and securities purchased under resale agreements          5,538        4,249        5,734
Interest-bearing deposits in other banks                                       177           69        1,080
Trading account securities                                                   9,173       12,686       10,058
Available for sale securities                                              294,355      241,382      191,925
--------------------------------------------------------------------- ------------ ------------ ------------
TOTAL INTEREST INCOME                                                    1,420,660    1,213,378    1,039,391
--------------------------------------------------------------------- ------------ ------------ ------------
INTEREST EXPENSE
Deposits                                                                   403,886      352,656      326,789
Short-term borrowings                                                      204,902      163,096      108,398
Long-term debt                                                             108,173       71,687       50,141
--------------------------------------------------------------------- ------------ ------------ ------------
TOTAL INTEREST EXPENSE                                                     716,961      587,439      485,328
--------------------------------------------------------------------- ------------ ------------ ------------
NET INTEREST INCOME                                                        703,699      625,939      554,063
Provision for loan losses                                                   71,923       63,386       41,300
--------------------------------------------------------------------- ------------ ------------ ------------
Net Interest Income After Provision for Loan Losses                        631,776      562,553      512,763
--------------------------------------------------------------------- ------------ ------------ ------------
NONINTEREST INCOME
Service charges on deposit accounts                                         90,755       90,835       83,921
Other service charges, collections, commissions, and fees                   71,797       55,473       46,478
Asset sale and securitization gains                                         47,619       17,515        2,765
Bankcard servicing fees and third-party processing fees                     31,247       34,295       30,469
Insurance commissions and fees                                              16,966       16,975       15,016
Mortgage banking and loan servicing activities                             215,538      117,859       97,580
Loan servicing rights amortization                                         (41,495)     (16,146)     (11,896)
Trust (fiduciary) commissions and fees                                      29,474       26,195       23,104
Trading account securities gains (losses)                                      994        1,446        2,383
Available for sale securities gains (losses)                                 8,075        3,150        4,618
Other                                                                        3,420        9,560       12,006
--------------------------------------------------------------------- ------------ ------------ ------------
TOTAL NONINTEREST INCOME                                                   474,390      357,157      306,444
--------------------------------------------------------------------- ------------ ------------ ------------
NONINTEREST EXPENSES
Salaries and employee benefits                                             386,715      304,903      277,706
Amortization of intangibles                                                 11,666        7,537        9,249
Armored and messenger                                                        6,658        6,065        5,865
Bankcard interbank interchange and fees                                     32,147       34,130       29,396
Credit, appraisal, and repossession                                         27,931       17,176       14,459
Fees                                                                        14,645       11,589        8,832
Furniture and equipment                                                     58,181       46,263       43,252
Insurance                                                                    4,372        4,655        5,534
Marketing                                                                   14,757       14,258       12,478
Occupancy, net                                                              39,063       36,729       33,096
Other real estate expenses and loss provision (recovery), net                  845        2,022          422
Postage                                                                     13,508       11,367       11,100
Professional                                                                18,918       15,082        9,020
Stationery and supplies                                                     22,311       18,259       19,583
Telephone                                                                   17,306       16,317       14,189
Travel                                                                      12,773        9,797        8,261
Other                                                                       41,292       32,755       28,777
--------------------------------------------------------------------- ------------ ------------ ------------
TOTAL NONINTEREST EXPENSES                                                 723,088      588,904      531,219
--------------------------------------------------------------------- ------------ ------------ ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                   383,078      330,806      287,988
Provision for income taxes                                                 135,398      115,532      103,516
--------------------------------------------------------------------- ------------ ------------ ------------
NET INCOME                                                                 247,680      215,274      184,472
Dividend requirement of preferred stock                                         28           30           33
--------------------------------------------------------------------- ------------ ------------ ------------
Net Income Applicable to Common Stock                                 $    247,652 $    215,244 $    184,439
===================================================================== ============ ============ ============
Earnings Per Common Share Basic                                       $       1.32 $       1.18 $       1.03
--------------------------------------------------------------------- ------------ ------------ ------------
Earnings Per Common Share Diluted                                     $       1.28 $       1.14 $       1.00
===================================================================== ============ ============ ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except per share data)
For the Years Ended December 31, 1996, 1997, and 1998
                                                                                                            Accumulated
                                                                                                                  Other      Common
                                                              Preferred      Common     Paid-in    RetainedComprehensive   Treasury
                                                      Total       Stock       Stock     Surplus    Earnings      Income       Stock
----------------------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, JANUARY 1, 1996                        $ 1,082,995 $       571 $   222,492 $    27,572 $   828,279 $    14,152 $   (10,071)
Comprehensive income:
Net income for the year                             184,472          --          --          --     184,472          --          --
Other comprehensive income, net of tax,
   consisting of net unrealized loss on AFS
   securities, net of reclassification
   adjustment of $4,618 for net gains included
   in net income                                    (13,256)                                                    (13,256)
                                                    -------
   Total comprehensive income                       171,216
Sale of common stock through dividend
   reinvestment and common stock purchase plan        3,339          --         342       2,997          --          --          --
Sales of stock to employee benefit plans              7,808          --       1,323       4,245          --          --       2,240
Common stock issued                                  18,494          --       3,956      14,538          --          --          --
Cash dividends:
Preferred stock - $3.15 per share                       (33)         --          --          --         (33)         --          --
Common stock - $0.38 per share                      (66,775)         --          --          --     (66,775)         --          --
Conversion of preferred stock to common                  (1)        (31)         28           2          --          --          --
Purchases of treasury stock                          (2,049)         --          --          --          --          --      (2,049)
After-tax effect of stock option exercises            2,846          --          --       2,846          --          --          --
----------------------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1996                        1,217,840         540     228,141      52,200     945,943         896      (9,880)
----------------------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Comprehensive income:
Net income for the year                             215,274          --          --          --     215,274          --          --
Other comprehensive income, net of tax,
   consisting of net unrealized gain on AFS
   securities, net of reclassification
   adjustment of $3,150 for net gains included
   in net income                                     22,672                                                      22,672
                                                    -------
   Total comprehensive income                       237,946
Sale of common stock through dividend
   reinvestment and common stock purchase plan        3,741          --         264       3,477          --          --          --
Sales of stock to employee benefit plans              8,952          --       1,569       4,613          --          --       2,770
Common stock issued for acquisitions                 97,283          --       2,844      50,738          (8)         --      43,709
Cash dividends:
Preferred stock - $3.15 per share                       (30)         --          --          --         (30)         --          --
Common stock - $0.44 per share                      (77,955)         --          --          --     (77,955)         --          --
Conversion of preferred stock to common                  (1)        (39)         38          --          --          --          --
Purchase and retirement of common stock              (2,969)         --        (261)       (679)     (2,029)         --          --
Purchase of treasury stock                          (89,467)         --          --          --          --          --     (89,467)
After-tax effect of stock option exercises            5,506          --          --       5,506          --          --          --
----------------------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1997                        1,400,846         501     232,595     115,855   1,081,195      23,568     (52,868)
----------------------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Comprehensive income:
Net income for the year                             247,680          --          --          --     247,680          --          --
Other comprehensive income, net of tax,
   consisting of net unrealized gain on AFS
   securities, net of reclassification
   adjustment of $8,075 for net gains included
   in net income                                      6,809                                                       6,809
                                                    -------
   Total comprehensive income                       254,489
Sale of common stock through dividend
   reinvestment and common stock purchase plan        4,265          --         251       4,014          --          --          --
Sales of stock to employee benefit plans             23,635          --       3,466      18,902          --          --       1,267
Common stock issued for acquisitions                 84,164          --       2,432      31,521          --          --      50,211
Cash dividends:
Preferred stock - $3.15 per share                       (28)         --          --          --         (28)         --          --
Common stock - $0.52 per share                      (95,583)         --          --          --     (95,583)         --          --
Conversion of preferred stock to common                  --         (17)         16           1          --          --          --
Purchase of common stock                            (87,906)         --          --          --          --          --     (87,906)
After-tax effect of stock option exercises           11,613          --          --      11,613          --          --          --
----------------------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, DECEMBER 31, 1998                      $ 1,595,495 $       484 $   238,760 $   181,906 $ 1,233,264 $    30,377 $   (89,296)
=============================================== =========== =========== =========== =========== =========== =========== ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
For the Years Ended December 31,                                              1998         1997         1996
--------------------------------------------------------------------- ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $    247,680 $    215,274 $    184,472
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
Provision for loan losses                                                   71,923       63,386       41,300
Provision for (recovery of) loss on other real estate                          310        1,135          (20)
Provision for depreciation and amortization                                 40,543       35,419       32,841
Provision for amortization of intangible assets                             11,666        7,537        9,249
Provision for deferred income taxes                                         79,980       58,494       58,293
Net change in deferred loan origination fees and costs                       1,969       53,970       52,468
Net amortization of AFS securities discounts and premiums                    1,700        2,931         (609)
Proceeds from sales of mortgage loans held for sale                     13,672,856    5,175,757    3,709,605
Origination of mortgage loans held for sale                            (13,696,625)  (5,295,498)  (3,253,230)
AFS securities (gains) losses                                               (8,075)      (3,150)      (4,618)
Net realized gains on sold loans                                           (45,890)     (43,126)      (6,286)
Decrease (increase) in trading account securities                          (73,789)     192,166      190,907
Decrease (increase) in accrued income receivable                            (6,425)     (12,195)      (7,452)
Increase (decrease) in accrued interest payable                              6,850        8,897       (7,295)
Increase (decrease) in accrued income taxes                                 (5,431)       1,372        6,482
Other operating activities                                                (360,549)    (180,084)    (245,317)
--------------------------------------------------------------------- ------------ ------------ ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (61,307)     282,285      760,790
--------------------------------------------------------------------- ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of AFS securities                                      375,948      384,267      157,211
Redemption of matured AFS securities                                     2,064,730    1,105,935    1,090,611
Purchases of AFS securities                                             (2,542,188)  (2,365,561)  (1,779,925)
Net (increase) decrease in interest-bearing deposits in other banks             (5)      31,107       (8,970)
Net (increase) decrease in loans and leases                             (3,743,360)  (2,096,876)  (1,490,563)
Proceeds from sale of vehicle loans                                      1,185,994      802,935       10,800
Purchase of premises and equipment                                        (125,775)     (39,967)     (50,057)
Proceeds from sales of other real estate                                    10,720       11,530       12,542
Payments to improve other real estate                                       (3,161)      (3,627)      (3,548)
Net cash (paid for) received from acquisitions                              63,974       37,468       15,640
--------------------------------------------------------------------- ------------ ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES                                   (2,713,123)  (2,132,789)  (2,046,259)
--------------------------------------------------------------------- ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                        697,662    1,080,723      683,042
Net increase (decrease) in Federal funds purchased and securities sold
   under repurchase agreements and U.S. Treasury demand notes              498,056      728,777      573,559
Proceeds from issuance of nonrecourse debt on leveraged leases             165,641       37,440       71,142
Payments on nonrecourse debt on leveraged leases                           (21,018)     (24,557)     (28,099)
Proceeds from issuance of long-term debt and short-term borrowings       1,506,600      566,439      585,387
Payments on long-term debt and short-term borrowings                       (86,050)    (203,355)    (310,033)
Proceeds from issuance of common stock and sales of treasury stock          27,900       12,693       10,770
Purchases of treasury stock                                                (87,906)     (89,467)      (2,049)
Purchases of stock for retirement                                               --       (2,969)          --
Dividends paid                                                             (95,611)     (77,881)     (66,653)
--------------------------------------------------------------------- ------------ ------------ ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                2,605,274    2,027,843    1,517,066
--------------------------------------------------------------------- ------------ ------------ ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (169,156)     177,339      231,597
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,425,701    1,248,362    1,016,765
--------------------------------------------------------------------- ------------ ------------ ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  1,256,545 $  1,425,701 $  1,248,362
===================================================================== ============ ============ ============
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest                                                              $    710,111 $    578,171 $    493,045
Income taxes                                                                60,849       56,456       37,915
===================================================================== ============ ============ ============
Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of 333; 736; and 595 shares of convertible preferred stock into 13,202; 30,149; and 23,876 shares of common stock,
   respectively                                                       $         17 $         39 $         31
Transfer of loans to other real estate                                       2,782        6,165        5,671
===================================================================== ============ ============ ============

In 1998, FSCO purchased Rio Grande Bancshares, Inc. with total assets of approximately $416,995,000 and liabilities of $369,652,000 through the issuance of 2,900,000 shares of FSCO's common stock. In 1997, FSCO purchased American Bancorp of Nevada with total assets of approximately $304,272,000 and liabilities of
$271,970,000 through the issuance of 5,337,093 shares of FSCO's common stock. In 1996, CSB purchased
Landmark Bancorp with total assets of $238,153,000 and liabilities of $217,656,000 through the payment of cash and the issuance of CSB stock.
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1998, 1997 and 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

   First Security Corporation (FSCO), a bank holding company, provides a full range of financial services to individual and business customers through its bank and nonbank subsidiaries and their branches in Utah, Idaho, New Mexico, Oregon, Nevada, Wyoming, and California. Mortgage banking origination offices are located in numerous other states. FSCO and its subsidiaries are subject to competition from other financial institutions and to the regulations of certain federal agencies and undergo periodic examinations by those agencies.

   BASIS OF FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates.
   Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the residual values of certain leased assets, and the valuation of servicing rights. In connection with the determination of the reserve for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties.

   CONSOLIDATION. The consolidated financial statements include the accounts of FSCO and its subsidiaries. The consolidated financial statements for 1998, 1997, and 1996 were retroactively restated during 1998 for the 1998 acquisition of California State Bank (CSB) using the pooling-of-interest method of accounting (See Note 15). All significant intercompany accounts and transactions are eliminated in consolidation. The results of operations of companies which were acquired and subject to purchase accounting are included from the dates of acquisition.

   FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER RESALE AGREEMENTS. Federal funds sold are unsecured short-term investments entered into with other financial institutions. Securities purchased under resale agreements are short-term investments. FSCO's subsidiaries generally hold the securities as collateral during the term of the investment.

   TRADING ACCOUNT AND AVAILABLE FOR SALE SECURITIES (See Note 4). Trading account securities are carried at fair value with net unrealized gains or losses included in earnings during the period. Available for sale securities are carried at fair value with net unrealized gains or losses (net of taxes) excluded from income and reported as a separate component of stockholders' equity and of other comprehensive income. Gains or losses are determined on the specific identification method.

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

   MORTGAGE BANKING ACTIVITIES. FSCO originates mortgage loans for sale in the secondary market. Mortgage servicing rights are capitalized and amortized in proportion to and over the period of estimated net servicing income from the related mortgage loans. FSCO's carrying values of mortgage servicing rights and the amortization thereof are periodically evaluated in relation to estimated future net servicing revenues. Impairment of mortgage servicing rights is recorded through a valuation allowance. For purposes of impairment evaluation and measurement, the mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying loans. For FSCO, these risk characteristics include interest rates above and below 9%, term to maturity 15 and 30 year, and loan type. Mortgage servicing rights are included with intangible assets in the consolidated balance sheets.

   FINANCIAL ASSET TRANSFERS AND SERVICING. Effective January 1, 1997, FSCO adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 establishes certain criteria for a transfer of assets to qualify as a sale. If the transfer does not meet these criteria, the transaction is accounted for as a secured borrowing. SFAS No. 125 also supersedes SFAS No. 122 by establishing new criteria for when to recognize a servicing asset. All sales of financial assets during 1997 and 1998 have met the qualifications for sale treatment. The adoption of SFAS No. 125 did not have a material effect on FSCO's consolidated financial statements.

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

   RESERVE FOR LOAN LOSSES (See Note 5). The reserve for loan losses is established to absorb known and inherent losses primarily resulting from outstanding loans and leases. Reserves for loan losses on consumer, credit card, residential mortgage, leases, and other loans with similar homogeneous characteristics are established for the respective loan portfolio based on historical loss experience considering current and anticipated economic conditions. Reserves for loan losses on commercial, commercial real estate, construction loans, and loan commitments are evaluated on both a specific loan basis and historical loss experience considering the credit quality, collateral, financial strength of the borrower and current economic conditions. Losses are charged and recoveries are credited directly to the reserve. The provision for loan losses charged to expense is an amount which, in management's judgment, is sufficient to maintain the balance in the reserve at an adequate level. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in FSCO's markets, differ substantially from the assumptions previously used by management.
   FSCO accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". A loan is considered impaired under SFAS No. 114 when, based on current information, it is probable that the lender will not be able to collect all the principal and interest due under the contractual terms of the loan. SFAS Nos. 114 and 118 require that an impaired loan be valued based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market value or the fair value of the collateral if the loan is collateral dependent. Cash receipts on impaired loans not performing are generally applied to reduce principal balances. FSCO evaluates individual non-homogeneous loans in excess of $1 million for impairment. Smaller balance, homogeneous loans, including consumer mortgage, installment, revolving credit, and consumer loans, are collectively evaluated for impairment. Loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal, unless both well-secured and in the process of collection. Generally, consumer loans not secured by real estate are not placed on nonaccrual status, but are entirely charged off after 120 days of becoming past due.

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

   DERIVATIVE FINANCIAL INSTRUMENTS. FSCO enters into a variety of derivative financial instruments as part of its interest rate risk management and in its trading activities. Derivatives used in trading activities such as financial futures and options contracts are marked to market. Any changes in the market value are recognized in income at the time the changes occur and are reported as noninterest income in the consolidated statements of income. Interest rate swaps and caps are used in FSCO's interest rate risk management activities and are classified as hedges or matched transactions. Interest-rate swap agreements are designated with the principal balance and term of specific debt obligations or loan balances. These agreements involve the exchange of amounts based on a fixed or variable interest rate for amounts based on variable or fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest income or interest expense depending on the assets or liabilities designated (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets.
   The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding assets or liabilities and amortized as an adjustment to interest expense or income over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated asset or debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. For those derivatives classified as hedges, the derivative is marked to market with the gains and losses deferred and amortized as a yield adjustment over the life of the underlying assets or liabilities. Premiums paid are deferred and amortized over the life of the agreement on a straight-line basis.
   FSCO purchases and sells interest-rate cap and corridor agreements that hedge specific customer transactions and limit its exposure to interest rate changes. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates FSCO incurs on these transactions. Payments to be received/paid as a result of the specified interest rate index differing from the strike price are accrued in income receivable/interest payable and are recognized as an offset to interest income/expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest income/expense ratably during the life of the agreement. Upon termination of an interest-rate cap agreement, to the extent it represents the value attributable to the market interest rate differing from the strike rate of the cap/corridor, the gain/loss is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as an offset of interest income/expense. Additional gains or losses are recognized in earnings. Any notional amounts of agreements in excess of the balance of the customer transaction expected to be outstanding during their terms would be marked to market, with changes in market value recorded in other income (expense).

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

   STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which became effective for FSCO beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since FSCO has decided to disclose the effects of SFAS No. 123 on a proforma basis and to continue to follow APB 25 (as permitted by SFAS No. 123) as it relates to stock-based compensation, the appropriate required disclosures of the effects of SFAS No. 123 are included in Note 13.

   GOODWILL AND OTHER INTANGIBLE ASSETS. Included in intangible assets is the excess of cost over fair value of net assets acquired of companies acquired using the purchase method of accounting. Such excess is amortized on the straight-line basis over five to 25 years and periodically reviewed for impairment. Other identifiable intangibles are amortized on an accelerated or straight-line basis over periods which do not exceed 15 years.

   LONG-LIVED ASSETS. Impairment of long-lived assets, including goodwill and other intangible assets, is determined by evaluating long-lived assets on a periodic basis in accordance with APB 17, "Intangible Assets", and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", which was adopted on January 1, 1996. Assets determined to be impaired are written down to their fair value. There were no significant impairments during 1998, 1997, or 1996.

   CONSOLIDATED STATEMENTS OF CASH FLOWS. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold and securities purchased under resale agreements with an original maturity of 90 days or less.

   EARNINGS PER SHARE. Effective December 31, 1997, FSCO adopted SFAS No. 128, "Earnings Per Share", and retroactively restated its earnings per share (EPS) for 1997 and 1996 to conform with SFAS No. 128. Additional restatements were made to reflect the effects of the 3-for-2 stock splits that were paid February 23, 1998, May 15, 1997 and February 17, 1996 (See Note 12).

   COMPREHENSIVE INCOME. Effective January 1, 1998, FSCO adopted SFAS No. 130, "Reporting Comprehensive Income", and reclassified comprehensive income for 1997 and 1996 to conform with SFAS No. 130. This statement requires FSCO to display an amount representing total comprehensive income for each period. Accumulated other comprehensive income consists entirely of net unrealized gain or loss on available for sale securities, net of taxes.

   RECLASSIFICATIONS. Certain reclassifications of previously reported 1997 and 1996 amounts have been made to conform to FSCO's 1998 classifications.

2. SEGMENT REPORTING

   Effective January 1, 1998, FSCO adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures of certain information about FSCO's reportable operating segments. FSCO has the following reportable segments: Community Banking, Retail Lending, Business Banking, Finance and Capital Markets, and Parent and Other. The Community Banking segment provides transaction, deposit, personal investment, private banking, personal trust, insurance, electronic banking, and customer services. Retail Lending provides a full range of credit products to retail customers including consumer loans, residential real estate loans, and commercial loans under $100,000. Business Banking provides a full range of products to business customers including commercial loans over $100,000, commercial real estate loans, leases, and banking, trust, and financial services for businesses. Finance and Capital Markets combines Capital Markets, Treasury, Purchasing, Accounting, Tax and Corporate Communications functions. Parent and Other combines corporate administration, technology and processing services, acquired banks that have not been converted to FSCO's systems, and intersegment eliminations.
   Interest income and expense as well as the total assets and total deposits are reported following the same accounting policies described in Note 1 to the financial statements. Intersegment interest income and expense are derived by modeling loans and deposits to determine duration based funds transfer pricing rates. Such rates are applied to loans and deposits to determine intersegment interest income and expense. In addition, certain operating, general and administrative expenses are allocated between and among the business segments to derive net income.
   It is not practical to derive intersegment interest income and expense, provision for taxes, or net income for 1997 or 1996. Furthermore, FSCO has realigned products and business units within these business segments year to year. Accordingly, comparisons of year to year trends may be misleading.

REPORTABLE SEGMENTS (In thousands)
                                                                                              Finance and
                                                         Community       Retail     Business      Capital       Parent        Total
                                                           Banking      Lending      Banking      Markets    and Other         FSCO
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
INFORMATION ABOUT FSCO'S REPORTABLE SEGMENTS FOR 1998:
Total assets (average)                                $  1,084,218 $  8,149,137 $  3,667,735 $  4,264,452 $  2,135,474 $ 19,301,016
Total deposits (average)                                 8,900,954        6,482      629,702       86,646    2,136,714   11,760,498
Interest income                                             31,033      720,715      298,648      264,985      105,279    1,420,660
Interest expense                                           383,578            1       21,585      179,305      132,492      716,961
Intersegment interest income (expense), net                553,394     (428,084)    (141,206)     (85,709)     101,605            -
Provision for income taxes                                  30,947       61,064       29,310       (1,735)      15,812      135,398
Net income                                                  48,705      101,029       53,516       (2,718)      47,148      247,680
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
INFORMATION ABOUT FSCO'S REPORTABLE SEGMENTS FOR 1997:
Total assets (average)                                $    445,574 $  6,458,695 $  3,292,319 $  3,751,800 $  2,035,360 $ 15,983,748
Total deposits (average)                                 8,330,715        7,082      608,946       70,736    1,289,512   10,306,991
Interest income                                             26,856      593,580      281,248      240,680       71,014    1,213,378
Interest expense                                           352,742       31,196       23,740      160,499       19,262      587,439
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
INFORMATION ABOUT FSCO'S REPORTABLE SEGMENTS FOR 1996:
Total assets (average)                                $    882,771 $  5,706,091 $  2,943,441 $  3,100,044 $  1,082,787 $ 13,715,134
Total deposits (average)                                 8,329,658      101,996      513,439       25,340      499,476    9,469,909
Interest income                                            457,975      534,430      290,446      683,448     (926,908)   1,039,391
Interest expense                                           476,516      144,373       64,870      667,467     (867,898)     485,328
===================================================== ============ ============ ============ ============ ============ ============

3. CASH AND DUE FROM BANKS

   The Federal Reserve requires FSCO's national banking subsidiaries to maintain certain average reserve balances with the Federal Reserve or through approved correspondent banks. For the years ended December 31, 1998 and 1997, the required average reserve balances were approximately $56,612,000 and $87,873,000, respectively.

4. TRADING ACCOUNT AND AVAILABLE FOR SALE SECURITIES

   The amortized cost and fair value of AFS securities were as follows:

AVAILABLE FOR SALE SECURITIES (In thousands)
                                                                          Gross        Gross
                                                         Amortized   Unrealized   Unrealized    Estimated
                                                              Cost        Gains       Losses   Fair Value
----------------------------------------------------- ------------ ------------ ------------ ------------
As of December 31, 1998:
Debt Securities issued by U.S. Treasury and
   other U.S. Government agencies and corporations    $    641,514 $      8,273 $     (1,227)$    648,560
Debt securities issued by states and
   political subdivisions                                  352,746        8,098         (352)     360,492
Corporate debt securities                                   10,559          212          (22)      10,749
Mortgage-backed securities                               3,557,242       30,271       (2,408)   3,585,105
Equity securities                                           52,864        8,420       (3,014)      58,270
Federal Home Loan Bank and Federal Reserve stock           100,951           --           --      100,951
----------------------------------------------------- ------------ ------------ ------------ ------------
Totals                                                $  4,715,876 $     55,274 $     (7,023)$  4,764,127
===================================================== ============ ============ ============ ============
As of December 31, 1997:
Debt Securities issued by U.S. Treasury and
   other U.S. Government agencies and corporations    $  1,008,583 $      7,379 $       (234)$  1,015,728
Debt securities issued by states and
   political subdivisions                                  297,482        6,309         (207)     303,584
Corporate debt securities                                    7,521           89          (20)       7,590
Mortgage-backed securities                               2,859,331       20,115       (4,450)   2,874,996
Equity securities                                           69,081        8,978         (281)      77,778
Federal Home Loan Bank and Federal Reserve stock            71,849           --           --       71,849
----------------------------------------------------- ------------ ------------ ------------ ------------
Totals                                                $  4,313,847 $     42,870 $     (5,192)$  4,351,525
===================================================== ============ ============ ============ ============

   The amortized cost and estimated fair value of debt securities at December 31, 1998 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AVAILABLE FOR SALE SECURITIES(In thousands) Amortized    Estimated
                                                 Cost   Fair Value
---------------------------------------- ------------ ------------
Due in one year or less                  $    127,355 $    127,849
Due after one year through five years         652,445      660,984
Due after five years through ten years        131,952      136,282
Due after ten years                            93,067       94,686
---------------------------------------- ------------ ------------
Total debt securities                       1,004,819    1,019,801
Mortgage-backed securities                  3,557,242    3,585,105
Equity securities                             153,815      159,221
---------------------------------------- ------------ ------------
Totals                                   $  4,715,876 $  4,764,127
======================================== ============ ============

   Proceeds, gross gains, and gross losses from sales of securities using the specific identification method were as follows (in thousands):

Available for Sale                               1998         1997         1996
---------------------------------------- ------------ ------------ ------------
Proceeds                                 $    375,948 $    384,267 $    157,211
======================================== ============ ============ ============
Gross gains                              $      8,191 $      5,596 $      4,699
Gross losses                                     (116)      (2,446)         (81)
---------------------------------------- ------------ ------------ ------------
Net Gains (Losses)                       $      8,075 $      3,150 $      4,618
======================================== ============ ============ ============

   The change in net unrealized holding loss on trading account securities that has been included in earnings for the years ended December 31, 1998, 1997, and 1996 totaled $142,963, $227,215, and $215,266, respectively.
   Interest earned on tax exempt securities was approximately $15,593,000, $13,716,000, and $10,802,000, respectively, for the years ended December 31, 1998, 1997, and 1996.
   At December 31, 1998 and 1997, securities carried at $3,001,270,000 and $2,819,619,000, respectively, were pledged for various purposes. Included in these pledged securities were trading account securities totaling $87,760,000 and $38,775,000, respectively.
   Securities sold under agreements to repurchase averaged approximately $2,287,478,000 and $2,003,242,000 during 1998 and 1997, and the maximum amounts outstanding at any month-end during 1998 and 1997 were $2,516,492,000 and $2,252,682,000, respectively. Approximately 25% of the securities sold under repurchase agreements were delivered to broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations and have agreed to resell to FSCO substantially identical securities at the maturities of the agreements. The remaining securities sold are either held by FSCO or delivered into a third-party custodian's account designated by FSCO under a written custodial agreement that explicitly recognizes FSCO's interest in the securities.

5. LOANS

   Loans (net of unearned income) consisted of the following (in thousands):

As of December 31,                               1998         1997
---------------------------------------- ------------ ------------
Commercial, financial, and agricultural  $  3,164,985 $  2,758,865
Real estate:
   Commercial                               1,325,071    1,112,042
   Residential                              1,538,514    1,558,798
   Construction                               843,819      739,029
Consumer                                    3,443,359    2,905,795
Leases                                      1,306,161    1,030,621
---------------------------------------- ------------ ------------
Total                                      11,621,909   10,105,150
Reserve for loan losses                      (173,350)    (157,525)
---------------------------------------- ------------ ------------
Totals                                   $ 11,448,559 $  9,947,625
======================================== ============ ============

   At December 31, 1998 and 1997, loans carried at approximately $1,668,690,000 and $895,308,000, respectively, were pledged for various purposes.
   Included in loans were loans to directors, executive officers, and their associates as follows (in thousands):

                                                 1998         1997
---------------------------------------- ------------ ------------
Balance, January 1                       $    139,788 $    126,117
Additions                                          75       22,262
Repayments                                    (32,052)      (8,591)
---------------------------------------- ------------ ------------
Balance, December 31                     $    107,811 $    139,788
======================================== ============ ============

   None of the above loans to directors, executive officers, and to their associates as of December 31, 1998 and 1997 were nonaccruing, were past due, or had been restructured.

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

As of December 31,                               1998         1997
---------------------------------------- ------------ ------------
Leveraged leases                         $    280,993 $    209,070
Non leveraged leases                        1,019,942      819,824
Assets held for sale or lease                   5,226        1,727
---------------------------------------- ------------ ------------
Totals                                   $  1,306,161 $  1,030,621
======================================== ============ ============

   Changes in the reserve for loan losses were as follows (in thousands):

                                                 1998         1997         1996
---------------------------------------- ------------ ------------ ------------
Balance, January 1                       $    157,525 $    142,693 $    135,011
Provision charged to expense                   71,923       63,386       41,300
Reserves acquired through acquisitions
   (Note 15)                                    4,803        4,459        3,493
Loans charged off, net of recoveries of
   $33,889, $33,182, and $27,098,
   respectively                               (60,901)     (53,013)     (37,111)
---------------------------------------- ------------ ------------ ------------
Balance, December 31                     $    173,350 $    157,525 $    142,693
======================================== ============ ============ ============

   FSCO's investment in impaired loans at December 31, 1998 and 1997, as defined in SFAS Nos. 114 and 118, totaled $1,958,000 and $4,688,000, respectively. The SFAS No. 114 allowance related to impaired loans at December 31, 1998 and 1997 was $1,743,000 and $4,175,000, respectively. During the years ended December 31, 1998 and 1997, FSCO's average investment in impaired loans was approximately $215,000 and $6,179,000, respectively. Interest income recognized on impaired loans totaled $-0-, $261,000, and $130,000 for 1998, 1997, and 1996, respectively.
   At December 31, 1998 and 1997, total nonaccruing loans were $45,812,000 and $36,876,000, respectively. Gross interest income foregone on nonaccruing loans during 1998, 1997, and 1996 was $3,772,000, $2,810,000, and $3,242,000,
respectively. In 1997, there was $1,916,000 of troubled debt restructuring and none in 1998 and 1996.
   During 1998 and 1997, FSCO securitized approximately $1,250,396,000 and $802,935,000 of vehicle loans and sold certificates to investors bearing interest rates ranging from 5.04% to 6.12% and 6.1% to 6.5%, respectively. FSCO will continue to service the underlying vehicle loans for a fee through 2004 and 2003 for the 1998 and 1997 securitizations, respectively.
   The estimated fair value of capitalized servicing rights related to the vehicle loans securitized was $24,075,000 and $12,197,000 (net of a valuation allowance of $4,200,000 and $772,000) at December 31, 1998 and 1997,
respectively. The risk characteristics used to value vehicle loan and mortgage loan servicing assets are loss rates, prepayment speed, weighted average remaining maturities, and weighted average loan ages. A discounted cash flow model is used to value the vehicle loan servicing assets using loss rates varying between 0.60% and 0.85%, prepayment assumption of 1.5% (using the Asset-Backed Securities model), and a discount rate of 9% for 1998 and 1997.
   Following is a summary of capitalized servicing rights related to both vehicle and mortgage loans, net of accumulated amortization (in thousands):

                                                 1998         1997         1996
---------------------------------------- ------------ ------------ ------------
BALANCE, JANUARY 1                       $    108,630 $     78,586 $     52,604
---------------------------------------- ------------ ------------ ------------
Originated                                    242,069      103,084       42,678
Sold                                         (131,622)     (56,122)      (4,800)
Amortization                                  (41,495)     (16,146)     (11,896)
Additions to valuation allowance               (3,428)        (772)          --
---------------------------------------- ------------ ------------ ------------
BALANCE, DECEMBER 31                     $    174,154 $    108,630 $     78,586
======================================== ============ ============ ============

   MORTGAGE BANKING ACTIVITIES. At December 31, 1998 and 1997, FSCO's subsidiaries were servicing 153,102 and 127,858 mortgage loans, aggregating $14,412,606,000 and $11,152,501,000, respectively. The amount of loan principal that was delinquent on serviced loans at December 31, 1998 and 1997 was approximately $428,195,000 and $447,968,000, respectively. Related trust funds were on deposit with FSCO's subsidiary banks.
   FSCO sold mortgage servicing rights on a bulk sale basis in 1996 related to mortgage loans totaling approximately $0.5 billion with gains of $2.5 million. During 1998 and 1997, FSCO sold mortgage loan servicing rights on a monthly basis concurrent with the securitization and marketing of approximately $7.0 billion and $2.8 billion of mortgage loans, respectively. The value of such servicing rights recognized in accordance with the provisions of FASB Statement 125 totaled approximately $131.6 million and $51.4 million, respectively.
   The mortgage servicing rights capitalized at December 31, 1998, represent the rights to service approximately $12.3 billion of mortgage loans. In addition, FSCO has approximately $2.1 billion of loans for which the mortgage servicing rights were not capitalized. No valuation allowance was required as of December 31, 1998 or 1997. Mortgage servicing assets are recorded at a discounted fair value based on an active market for such rights. The estimated fair value of capitalized mortgage servicing rights was approximately $169,985,000, $122,141,000 and $96,728,000 at December 31, 1998, 1997, and
1996, respectively.
   During the year ended December 31, 1998, FSCO issued 1,253 GNMA loan pools with security proceeds of $4,313,787,000. Additionally, FSCO was servicing 166 GNMA loan pools with an outstanding security balance of $2,391,946,000 at December 31, 1998. During the year ended December 31, 1998, FSCO originated approximately 43,000 FHA/VA insured/guaranteed mortgage loans with loan proceeds of $4,501,327,000. Additionally, FSCO was servicing 34,613 FHA/VA insured/guaranteed mortgage loans with an unpaid principal balance of $3,006,625,000 at December 31, 1998.

6. PREMISES AND EQUIPMENT

   Premises and equipment consisted of the following (in thousands):

As of December 31,                               1998         1997
---------------------------------------- ------------ ------------
Land                                     $     48,842 $     46,678
Buildings and improvements                    249,602      202,377
Equipment                                     230,239      204,029
Leasehold improvements                         20,787       19,921
Construction in progress                       52,641       33,591
---------------------------------------- ------------ ------------
Totals                                        602,111      506,596
Accumulated depreciation and amortization    (224,079)    (218,163)
---------------------------------------- ------------ ------------
Net                                      $    378,032 $    288,433
======================================== ============ ============

   The executive offices of FSCO are located in an owned facility in Salt Lake City, Utah. In addition, other office buildings are owned in Salt Lake City, Utah; Boise, Idaho; Las Vegas, Nevada; Las Cruces and Albuquerque, New Mexico; and West Covina, California.
   At December 31, 1998, a total of 184 bank branches were in owned buildings, with the remaining 138 bank branches located in facilities leased under operating leases with terms ranging from 1 to 30 years and renewal options ranging from 1 to 30 years. Offices of the nonbank subsidiaries are almost all located in owned quarters.
   At December 31, 1998, future minimum lease payments by year related to operating leases for premises and equipment were as follows (in thousands):

---------------------------------------- ------------
1999                                     $     30,670
2000                                           22,301
2001                                           16,775
2002                                           10,130
2003                                            5,461
Thereafter                                     17,330
---------------------------------------- ------------
Total                                    $    102,667
======================================== ============

   Total rent expense under all operating leases for 1998, 1997, and 1996 approximated $30,738,000, $24,551,000, and $21,362,000, respectively.

7. DEPOSITS

   Deposits consisted of the following (in thousands):

As of December 31,                                            1998         1997
----------------------------------------------------- ------------ ------------
Non interest-bearing demand deposit accounts          $  2,752,009 $  2,431,006
Interest-bearing demand and savings                      1,997,241    1,806,142
Money market accounts                                    2,927,577    2,348,183
Time certificates of deposit less than $100,000          3,516,882    3,432,314
Time certificates of deposit of $100,000 or more         1,464,865    1,399,989
----------------------------------------------------- ------------ ------------
Totals                                                $ 12,658,574 $ 11,417,634
======================================== ============ ============ ============

8. LINE OF CREDIT

   FSCO had a $200 million line of credit at December 31, 1998 which expires in 2000. The line is unsecured and bears interest generally at various calculated rates or at the prime rates of the lending institutions. There were no borrowings under the line of credit at December 31, 1998.

9. INCOME TAXES

   Accrued income taxes payable consisted of the following (in thousands):

As of December 31,                               1998         1997
---------------------------------------- ------------ ------------
Current                                  $     (2,307)$      3,124
Deferred                                      336,188      251,938
---------------------------------------- ------------ ------------
Totals                                   $    333,881 $    255,062
======================================== ============ ============

   The income tax provisions consisted of the following components (in thousands):

For the Year Ended December 31,                  1998         1997         1996
---------------------------------------- ------------ ------------ ------------
Current:
Federal                                  $     48,981 $     51,064 $     41,051
State                                           6,437        5,974        4,172
---------------------------------------- ------------ ------------ ------------
Subtotals                                      55,418       57,038       45,223
---------------------------------------- ------------ ------------ ------------
Deferred:
Federal                                        69,436       49,146       48,958
State                                          10,544        9,348        9,335
---------------------------------------- ------------ ------------ ------------
Subtotals                                      79,980       58,494       58,293
---------------------------------------- ------------ ------------ ------------
Totals                                   $    135,398 $    115,532 $    103,516
======================================== ============ ============ ============

   The tax provisions were at effective rates as follows:

For the Year Ended December 31,                  1998         1997         1996
---------------------------------------- ------------ ------------ ------------
U.S. Federal income tax rate                     35.0%        35.0%        35.0%
Change in rate resulting from:
Tax-exempt state and
   municipal bond income                         (1.5)        (1.5)        (1.4)
Amortization of intangibles                       1.0          0.7          0.9
State income taxes, net of U.S.
   Federal income tax benefit                     3.1          2.9          2.7
Tax credits and miscellaneous items              (2.3)        (2.2)        (1.3)
---------------------------------------- ------------ ------------ ------------
Effective Tax Rates                              35.3%        34.9%        35.9%
======================================== ============ ============ ============

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

As of December 31,                               1998         1997
---------------------------------------- ------------ ------------
Assets:
Loan loss reserve                        $     64,875 $     58,347
Other reserves                                    169          647
Deferred income                                 3,695        3,718
Other postretirement benefits                   1,859        1,707
NOL carryforward                                2,638        1,498
Deferred compensation                           6,527        4,212
Other                                           4,655        5,153
---------------------------------------- ------------ ------------
Total Deferred Tax Assets                      84,418       75,282
---------------------------------------- ------------ ------------
Liabilities:
Leasing operations                            320,162      259,596
Depreciation                                   12,994        5,498
Pension plan contributions                      4,243        2,848
Originated mortgage servicing rights           43,324       28,376
FHLB stock dividends                            8,914        7,000
Deferred loan fees                              5,340        6,084
Fair value adjustments
    on available for sale securities           17,647       13,982
Other                                           7,982        3,836
---------------------------------------- ------------ ------------
Total Deferred Tax Liabilities                420,606      327,220
---------------------------------------- ------------ ------------
Net Deferred Tax Liability               $    336,188 $    251,938
======================================== ============ ============

10. LONG-TERM DEBT

   The details of long-term debt, including related short-term maturities, were as follows (in thousands):

As of December 31,                               1998         1997
---------------------------------------- ------------ ------------
Parent company:
Medium-term notes due 1998-2003          $     28,750 $     32,750
Floating rate notes due 1999                    6,758        6,842
7.875% senior notes due 1999                   98,962       98,962
7.50% subordinated notes due 2002              75,000       75,000
5.875% senior notes due 2003                  325,000           --
7.00% subordinated notes due 2005             125,000      125,000
6.875% senior notes due 2006                  150,000      150,000
Subsidiaries:
Bank:
European Medium Term Floating Rate Notes      585,000      300,000
Other (primarily, FHLB borrowings)          1,558,203      647,397
Guaranteed Preferred Beneficial Interests -
   8.41% subordinated capital
   income securities due 2026                 150,000      150,000
Nonbank                                           309          402
---------------------------------------- ------------ ------------
Totals                                      3,102,982    1,586,353
Less current maturities included
   in other short-term borrowings            (493,424)    (281,890)
---------------------------------------- ------------ ------------
Long-Term Portion                        $  2,609,558 $  1,304,463
======================================== ============ ============

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

   FLOATING RATE NOTES DUE 1999: The interest rate of these notes is the higher of 1.25% above the defined U.S. Treasury Bill rate or a rate as determined by FSCO. Interest rates during the three years ended December 31, 1998 have ranged from 6.2% to 6.45% and at December 31, 1998 was 6.25%. The notes are redeemable at the option of the holder at par on any March l or September l and are subject to redemption at any time by FSCO at par.

   7.875% SENIOR NOTES DUE 1999: During 1995, FSCO filed a $300,000,000 debt shelf registration statement and issued $100,000,000 of senior notes under the shelf registration statement with interest payable semi-annually on April 15 and October 15 through 1999. The notes are unsecured.

   7.50% SUBORDINATED NOTES DUE 2002: Subordinated notes of $75,000,000 are unsecured, with interest payable semi-annually at the stated rate on February 15 and August 15 of each year. The notes are payable at maturity in September 2002 and are not subject to prepayment.
   5.875% SENIOR NOTES DUE 2003: During 1998, FSCO issued senior unsecured notes of $325,000,000 with interest payable semi-annually at the stated rate on May 1 and November 1 of each year. The notes are payable at maturity in November 2003 and are not subject to prepayment.

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

   EUROPEAN MEDIUM-TERM FLOATING RATE NOTES: In December 1998, November 1998, and October 1997, First Security Bank, N.A., issued $35,000,000, $250,000,000, and $300,000,000 of European Medium-Term Floating Rate Notes under a $1 billion note program. The interest rate is based upon the three month LIBOR and ranged from 5.44% to 5.63% at December 31, 1998. The notes are unsecured and are redeemable at the option of the issuer in whole on any interest payment date. Interest is paid quarterly.

   OTHER: Other long-term debt of the banking subsidiaries as of December 31, 1998 consisted of approximately $1,549,820,000 of advances from the Federal Home Loan Bank which are collateralized primarily by mortgage loans, bear interest at rates generally ranging from 3.00% to 8.17%, and are payable principally through November 2012; and $8,383,000 of miscellaneous notes payable at various rates and maturities.


   Scheduled maturities of long-term debt by year were as follows as of December 31, 1998 (in thousands):

                                               Parent
                                              Company Consolidated
---------------------------------------- ------------ ------------
1999                                     $    110,720 $    493,424
2000                                               --      283,185
2001                                            8,750      279,438
2002                                           75,000      525,754
2003                                          340,000      875,329
Thereafter                                    275,000      645,852
---------------------------------------- ------------ ------------
Totals                                   $    809,470 $  3,102,982
======================================== ============ ============


11. COMMITMENTS, CONTINGENT LIABILITIES, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

   At December 31, 1998 and 1997, FSCO and its subsidiaries were involved in various claims and litigation occurring in the ordinary course of business. In the opinion of management and its legal counsel, potential liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of FSCO and its subsidiaries.
   FSCO and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, commitments to sell loans and leases, interest rate swaps, caps, corridors, futures contracts, and options contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

   LOAN COMMITMENTS AND LETTERS OF CREDIT: At December 31, 1998 and 1997, such commitments include the following (in thousands):

As of December 31,                               1998         1997
---------------------------------------- ------------ ------------
Standby letters of credit                $    328,952 $    286,525
Undisbursed construction loans                580,920      340,584
Credit card lines                             918,753      830,966
Other loan commitments to customers         5,078,927    3,582,539
Commitments to sell mortgage
   loans and leases                         2,773,922    1,042,014
======================================== ============ ============

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

   DERIVATIVE TRADING ACTIVITIES: FSCO uses financial futures and option contracts in its proprietary trading activities, which include trading for profit. The overall trading strategies of FSCO not only include futures and options but also include cash market securities. FSCO's futures and options had net gains (losses) of $(655,000), $1,013,000, and $3,018,000 for the years ended December 31, 1998, 1997, and 1996, respectively. For the years ended December 31, 1998, 1997, and 1996, total income including gains and interest from FSCO's overall trading activities (including non-derivative securities) was $10,167,000, $14,132,000, and $12,369,000, respectively. All trading activities including futures and options contracts are subject to FSCO's policies and loss limit controls. Market risk arises from changes in interest rates. Credit risk arises from the potential inability of a counterparty to meet the payment obligations on its transactions.
   Financial futures contracts represent commitments to purchase (asset) or sell (liability) securities or money market instruments at a future date and at a specified price. Futures contracts are traded on organized exchanges (exchange traded) and are exchange guaranteed, thereby minimizing FSCO's credit risk. The net change in the futures contract value is settled daily in cash with the exchanges. Net gains or losses resulting from FSCO's daily settlements are included with trading account securities gains (losses) in the consolidated statements of income.
   Options contracts grant the buyer the right, but not the obligation, to purchase or sell, at a specified price, a stated number of units of an underlying financial instrument, such as treasury securities, Eurodollars, and foreign currency, at a future date. Options contracts are exchange traded. The price of an option contract is equal to the premium paid by the purchaser and is significantly less than the contract or notional amount. Option contracts are marked to market monthly with net gains or losses recognized currently in trading account securities gains (losses) in the consolidated statements of income. Cash is exchanged with the counterparties on the option contracts' settlement dates.
   Financial futures contracts and option contracts as of December 31, 1998 and 1997 were as follows (in thousands):


                                                          Contract                   Average                  Assessed
                                                         (notional)        Fair         Fair          Net Dollar Value
                                                         Amount at     Value at    Value For        Gains   at Risk (3)
                                                       Year End (1) Year End (2) the Year (2)     (Losses)  (unaudited)
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------
As of December 31, 1998:
Assets (Long Position):
Financial futures contracts                           $    319,000 $         (4)$          6 $      2,077 $          4
Options contracts                                               --           --           (1)        (203)          --
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------
Total Assets                                          $    319,000 $         (4)$          5 $      1,874 $          4
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------
Liabilities (Short Position):
Financial futures contracts                           $    835,600 $          2 $         (5)$     (1,859)$         12
Options contracts (written call)                                --           --           (2)        (670)          --
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------
Total Liabilities                                     $    835,600 $          2 $         (7)$     (2,529)$         12
===================================================== ============ ============ ============ ============ ============
As of December 31, 1997:
Assets (Long Position):
Financial futures contracts                           $  8,507,000 $        358 $          2 $        883 $         82
Options contracts                                          100,000           18           --          (91)           1
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------
Total Assets                                          $  8,607,000 $        376 $          2 $        792 $         83
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------
Liabilities (Short Position):
Financial futures contracts                           $  1,194,200 $        (28)$         (3)$       (960)$         35
Options contracts (written call)                         2,834,800       (1,133)           3        1,181           40
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------
Total Liabilities                                     $  4,029,000 $     (1,161)$         -- $        221 $         75
===================================================== ============ ============ ============ ============ ============

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

   FSCO also enters into foreign exchange forward contracts to accommodate the business needs of its customers for proprietary trading purposes. These contracts provide for the future delivery or purchase of foreign currency. The foreign exchange risk associated with such contracts is mitigated by entering into other foreign exchange contracts with third parties. At December 31, 1998 and 1997, the notional amount of assets was $75,736,000 and $25,196,000 and liabilities was $83,894,000 and $31,279,000. FSCO's foreign exchange forward contracts had net gains of $3,089,000, $2,384,000 and $2,208,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

   INTEREST RATE RISK MANAGEMENT ACTIVITIES: FSCO uses off-balance-sheet derivative instruments to manage interest rate risk. Interest rate swaps, caps, corridors, futures and options serve as tools in the management of interest rate risk.
   FSCO's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of interest rate risk, liquidity, and capital adequacy for FSCO and its subsidiaries. The objective of the ALCO process is to ensure that FSCO's balance sheet structure maintains prudent levels of risk, within the context of currently known and forecasted economic conditions, and to establish strategies which provide FSCO with appropriate compensation for the assumption of those risks. Formal policies and procedures govern the ALCO process. This process, structured by FSCO's senior management and approved by its board of directors, guides FSCO and each subsidiary bank continuously through changing economic and market events. Utilizing on- and off-balance sheet products, FSCO's market, liquidity, and interest rate risks are limited to prudent levels while earnings opportunities are maximized. Off-balance-sheet derivatives also carry credit exposure to counterparties. The notional amount in a particular contract is not at risk from a credit standpoint, rather it is simply the negotiated amount upon which payments are based. Credit risk arises from the potential inability of a counterparty to meet the payment obligations on its transactions. FSCO settles in cash with its counterparties on dates specified in each contract.
   The off-balance-sheet derivative instruments in place on December 31, 1998 and 1997 fall into the following categories:
   Futures And Options. During 1998, FSCO began using bundles of futures and options to hedge interest rate risk related to mortgage servicing rights. Each bundle is designated with a specific mortgage servicing right tranche and is classified as a hedge. At December 31, 1998, the notional amount and the deferred unrealized gains related to the futures and options were $404,700,000 and $2,073,000, respectively.
   Receive Fixed Interest Rate Swaps are entered into to convert the repricing characteristics of floating rate assets to less volatile fixed rates and fixed rate liabilities to current short-term interest rates. These structures allow FSCO to add a dual stream of cash flows in which the interest income received is at a fixed rate and the associated expense varies with the level of short-term interest rates. The floating side of the transaction is tied to the level of three-month LIBOR at the beginning or end of each settlement period.
   Customer Transactions (principally pay fixed swaps) are negotiated to protect the spread on certain large-dollar loans to FSCO's customers. Any benefit or cost arising from these transactions is offset by a corresponding cost or benefit, respectively, in an on-balance-sheet loan. These transactions are negotiated on a fairly regular basis in the course of business. FSCO accounts for its customer transaction swaps based on the settlement method of accounting described previously. In the event of a swap being terminated prior to the final settlement date, any gain or loss resulting from the termination would be deferred as an adjustment to the carrying amount of the outstanding assets or liabilities and amortized as an adjustment to interest expense or income over the remaining term of the original contract life of the terminated swap agreement.
   The following table summarizes the terms and unrealized gains and losses of interest rate swaps by category as of December 31, 1998. The fixed rate or fixed spread to a floating index has been specified for each group within the category, where applicable. Where three- or six-month LIBOR is used as the index for one side of the swap, they may be expected to rise and fall as other short-term market rates rise and fall in response to economic and monetary conditions. The floating rate in effect on each contract depends on the level of LIBOR on the contract's last reset date. At December 31, 1998 and 1997, three-month LIBOR was 5.07% and 5.81%, the six-month LIBOR was 5.07% and 5.84%, and the prime rate was 7.75% and 8.50%, respectively.
   Interest rate swaps used for interest rate management activities as of December 31, 1998 and 1997 were as follows (in millions):

                                           Maturities     Estimated Fair Market
                                                as of     Value at December 31,
Type and Notional Amount                  December 31         1998         1997
---------------------------------------- ------------ ------------ ------------
Receive Fixed Swaps:
Pay 3-month LIBOR:
$200.0 (fixed 6.24%)
   (expired during 1998)                              $         -- $        0.4
$100 (fixed 5.64%)                       October 2002         (1.9)          --
$100 (fixed 5.625%)                      October 2002         (1.8)          --
$100 (fixed 5.65%)                       October 2002         (1.9)          --
$50.0 (fixed 7.125% - 7.35%)
   (terminated during 1998)             May/June 2007           --          0.1
Pay 6-month LIBOR:
$50.0 (fixed 6.28%)
   (expired during 1998)                                        --          0.1
Pay commercial paper + 0.4675:       Variable through
$336.47 (fixed 5.042%)                     March 2003          0.9           --
---------------------------------------- ------------ ------------ ------------
Pay Fixed Swaps:
Pay commercial paper:
$100 (fixed 4.603%)                      January 2002         (3.9)          --
$236.47 (fixed 4.605%)                   January 2002          2.0           --
---------------------------------------- ------------ ------------ ------------
Customer Transaction Hedges:       Various maturities
$25.3 (1998); $67.6 (1997)               through 2004         (1.3)        (1.0)
---------------------------------------- ------------ ------------ ------------
Total Positions ($998.2 and $367.6
   in 1998 and 1997, respectively)                    $       (7.9)$       (0.4)
======================================== ============ ============ ============


12. STOCKHOLDERS' EQUITY

   In January 1996, April 1997, and in January 1998, FSCO's board of directors approved three-for-two stock splits in the form of dividends to stockholders of record on February 12, 1996, May 12, 1997, and February 12, 1998, respectively. The effects of the stock splits have been retroactively reflected in all common shares and per share amounts in the financial statements and notes as if the stock splits had occurred prior to 1996.

   EARNINGS PER COMMON SHARE: Effective December 31, 1997, FSCO adopted SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting EPS. Upon adoption, FSCO restated its EPS for 1997 and 1996 to conform with SFAS No. 128. The computations of EPS under SFAS No. 128 are summarized below:

                                                      1998                          1997                          1996
                                         ----------------------------- ----------------------------- -----------------------------
                                                     Average  PerShare             Average  PerShare             Average  PerShare
                                            Income    Shares    Amount    Income    Shares    Amount    Income    Shares    Amount
---------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Income                                   $ 247,680                     $ 215,274                     $ 184,472
Less preferred stock dividends                  28                            30                            33
---------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
EPS Basic:
Income available to common stockholders    247,652   187,572 $    1.32   215,244   182,240 $    1.18   184,439   179,767 $    1.03
---------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Effect of Dilutive Securities:
Options                                         --     5,882                  --     6,089                  --     4,800
Convertible preferred                           28       386                  30       410                  33       433
---------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total dilution                                  28     6,268                  30     6,499                  33     5,233
---------------------------------------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
EPS Diluted:
Income available to common stockholders
   with assumed conversions              $ 247,680   193,840 $    1.28 $ 215,274   188,739 $    1.14 $ 184,472   185,000 $    1.00
======================================== ========= ========= ========= ========= ========= ========= ========= ========= =========

   Earnings per common share diluted are computed assuming all outstanding preferred stock is converted into common shares on the basis of 41.00625 shares of common for each share of preferred with the elimination of dividends on the preferred stock, except in those years where the effect of such conversion is antidilutive, and the effect of stock options outstanding using the treasury stock method.

   CHANGES IN SHARES OF STOCK: A summary of the changes in shares of stock during the three years ended December 31, 1998 follows (in thousands):


                                                                                                                    Preferred Stock
                                                                                   Common Stock Par Value $1.25   Series "A", $3.15
                                                                                  -----------------------------          Cumulative
                                                                                          Issued HeldInTreasury  Convertible No Par
--------------------------------------------------------------------------------- -------------- -------------- -------------------
Balance, January 1, 1996                                                                 177,994          1,366                  11
--------------------------------------------------------------------------------- -------------- -------------- -------------------
Sale of common stock through dividend reinvestment and common stock purchase plan            273             --                  --
Purchase of common treasury stock                                                             --            184                  --
Conversion of preferred stock to common                                                       24             --                  (1)
Sale of stock to employee benefit plans                                                    1,057           (281)                 --
Common stock issued                                                                        3,165             --                  --
--------------------------------------------------------------------------------- -------------- -------------- -------------------
Balance, December 31, 1996                                                               182,513          1,269                  10
--------------------------------------------------------------------------------- -------------- -------------- -------------------
Sale of common stock through dividend reinvestment and common stock purchase plan            211             --                  --
Purchase of common treasury stock                                                             --          3,826                  --
Common stock issued for acquisitions                                                       2,275         (3,256)                 --
Conversion of preferred stock to common                                                       30             --                  --
Sale of stock to employee benefit plans                                                    1,256           (185)                 --
Purchase and retirement of common stock                                                     (209)            --                  --
--------------------------------------------------------------------------------- -------------- -------------- -------------------
Balance, December 31, 1997                                                               186,076          1,654                  10
--------------------------------------------------------------------------------- -------------- -------------- -------------------
Sale of common stock through dividend reinvestment and common stock purchase plan            201             --                  --
Purchase of common treasury stock                                                             --          4,575                  --
Common stock issued for acquisitions                                                       1,940         (1,880)                 --
Conversion of preferred stock to common                                                       13             --                  (1)
Sale of stock to employee benefit plans                                                    2,778            (53)                 --
--------------------------------------------------------------------------------- -------------- -------------- -------------------
Balance, December 31, 1998                                                               191,008          4,296                   9
================================================================================= ============== ============== ===================
Shares Authorized, December 31, 1998                                                     600,000                                 18
================================================================================= ============== ============== ===================
Shares Authorized, December 31, 1997 and 1996                                            300,000                                 18
================================================================================= ============== ============== ===================

   The liquidating preference of Series "A", $3.15 cumulative convertible preferred stock is $52.50 a share. At the option of FSCO's board of directors, this stock is redeemable at $52.50 a share. Each share of Series "A" preferred stock is convertible at any time into 41.00625 shares of common stock.
   One or more additional series of preferred stock, with a combined maximum of 400,000 shares, may be issued with the terms thereof determinable by the board. A dividend reinvestment and common stock purchase plan for 2,500,000 shares was established in 1978 to provide common shareholders a means of investing cash dividends together with optional cash payments. Through December 31, 1998, a total of 1,695,047 shares were issued pursuant to the plan. Conversion of all preferred stock outstanding at December 31, 1998 would require 377,586 shares of common stock.
   During 1989, FSCO's board of directors approved issuance of a stockholder right to all common stockholders which entitles each stockholder to buy one one-thousandth of a share of a new class of preferred stock at an exercise price of $13.17 in the event a group acquires or announces a tender offer which would result in ownership of 15% or more of FSCO's common stock by such group. On October 26, 1998, FSCO adopted a successor shareholder rights agreement with substantially similar terms to the rights plan except that the exercise price will be $85 per preferred share. This successor plan will take effect immediately upon expiration of the rights plan on August 28, 1999.


13. EMPLOYEE BENEFIT PLANS

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

   POSTRETIREMENT BENEFITS PLAN: FSCO provides certain health care, dental, and life benefits for substantially all of its retired employees.
   In conformity with SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which was adopted as of January 1, 1998, the following table sets forth the funded status of both the Retirement Plan and the Postretirement Benefits Plan and amounts recognized in the consolidated balance sheets at December 31, 1998 and 1997 (in thousands):

                                                            Retirement Plan      Postretirement Benefits
                                                      ------------------------- -------------------------
                                                              1998         1997         1998         1997
----------------------------------------------------- ------------ ------------ ------------ ------------
Change in benefit obligation:
Benefit obligation at beginning of year               $    127,894 $    105,263 $      6,767 $      5,970
Service cost                                                 8,099        6,139          459          208
Interest cost                                               10,430        8,825          629          468
Actuarial loss                                              25,436       13,761        2,347          411
Benefits paid                                               (5,650)      (6,094)        (367)        (290)
----------------------------------------------------- ------------ ------------ ------------ ------------
Benefit obligation at end of year                          166,209      127,894        9,835        6,767
----------------------------------------------------- ------------ ------------ ------------ ------------
Change in plan assets:
Fair value of plan assets at beginning of year             127,296       99,802           --           --
Actual return on plan assets                                11,140       26,788           --           --
Participant contributions                                       --           --          279           --
Employer contributions                                      19,200        6,800          366          290
Benefits paid                                               (5,650)      (6,094)        (645)        (290)
----------------------------------------------------- ------------ ------------ ------------ ------------
Fair value of plan assets at end of year                   151,986      127,296           --           --
----------------------------------------------------- ------------ ------------ ------------ ------------
Funded status                                              (14,223)        (598)      (9,835)      (6,767)
Unrecognized transition (asset) or obligation               (1,337)      (1,810)       4,060        4,320
Unrecognized net actuarial (gain) loss                      23,763       (1,774)         765       (1,582)
Unrecognized prior service cost                              6,356        7,502           --           --
----------------------------------------------------- ------------ ------------ ------------ ------------
Prepaid (accrued) benefit cost included
   in the consolidated balance sheet                  $     14,559 $      3,320 $     (5,010)$     (4,029)
===================================================== ============ ============ ============ ============

   Assumptions used in determining the projected benefit obligations as of December 31, 1998 and 1997 were:

                                                            Retirement Plan      Postretirement Benefits
                                                      ------------------------- -------------------------
                                                              1998         1997         1998         1997
----------------------------------------------------- ------------ ------------ ------------ ------------
Discount rate                                                 7.00%        7.25%        7.00%        7.25%
Expected return on plan assets                                9.00         9.00          N/A          N/A
Rate of compensation increase                                 4.50         4.50          N/A          N/A
===================================================== ============ ============ ============ ============

   The net expense for the plans included the following components (in thousands):

                                                                  Retirement Plan                    Postretirement Benefits
                                                      -------------------------------------- --------------------------------------
For the Years Ended December 31,                              1998         1997         1996        1998         1997          1996
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Components of net periodic benefit cost:
Service cost                                          $      8,099 $      6,139 $      6,433 $        459 $        208 $        355
Interest cost                                               10,430        8,825        8,033          628          468          655
Expected return on plan assets                             (11,388)      (8,975)      (8,775)          --           --           --
Amortization of prior service cost                           1,146        1,146        1,146           --          186          260
Amortization of transition asset                              (473)        (473)        (473)         260           --           --
Recognized actuarial loss                                      147           --          167           --           --           33
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Net periodic benefit cost                             $      7,961 $      6,662 $      6,531 $      1,347 $        862 $      1,303
===================================================== ============ ============ ============ ============ ============ ============

   Assumptions used in determining the net pension expense were:
                                                 1998         1997         1996
---------------------------------------- ------------ ------------ ------------
Discount rate                                    7.25%        7.75%        7.25%
Rate of increase in compensation levels          4.50         4.50         4.50
Expected long-term rate of return on assets      9.00         9.00         9.75
======================================== ============ ============ ============

   The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Benefits Plan for 1998 is 9%; the rate is assumed to decrease each successive year until it reaches 5% in 2005, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $0.9 million and service and interest cost components by $0.1 million for the year. A one percent decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $0.7 million and service and interest cost components by $0.1 million for the year.

   SUPPLEMENTAL RETIREMENT PLAN: FSCO also maintains a nonqualified supplemental retirement plan for certain key employees. All benefits provided under this plan are unfunded and any payments to plan participants are made by FSCO. Approximately $8.4 and $4.9 million were included in other liabilities for these plans at December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997, and 1996, expenses related to these plans were approximately $1.6, $1.3, and $1.5 million, respectively.

   401(K) SAVINGS PLAN: FSCO and its subsidiaries have a 401(k) contributory savings plan (the Savings Plan) in which participation is limited to employees age 21 or older with one year of service. Under provisions of the Savings Plan, participants may contribute up to 17% of their pre-tax base salary subject to the "excess contribution" limitations imposed by the tax law. An additional amount, equal to 50% of the first 6% of the participants' compensation contributed, is contributed by the employer. Employer contributions to the Savings Plan were approximately $4,926,000, $4,068,000, and $3,930,000 in 1998,
1997, and 1996, respectively.

   STOCK-BASED COMPENSATION PLANS: At December 31, 1998, FSCO had three stock-based compensation plans, which are described below. FSCO applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and the stock purchase plan. Had compensation cost for FSCO's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, FSCO's net income and earnings per common share would have changed to the pro forma amounts indicated below:

Year Ended December 31,                          1998         1997         1996
---------------------------------------- ------------ ------------ ------------
Net income:
As reported                              $    247,680 $    215,274 $    184,472
Pro forma                                     243,923      213,076      183,779
---------------------------------------- ------------ ------------ ------------
Earnings per common share basic:
As reported                                      1.32         1.18         1.03
Pro forma                                        1.30         1.17         1.02
---------------------------------------- ------------ ------------ ------------
Earnings per common share diluted:
As reported                                      1.28         1.14         1.00
Pro forma                                        1.26         1.13         0.99
======================================== ============ ============ ============

   COMPREHENSIVE MANAGEMENT INCENTIVE PLAN: FSCO and its subsidiaries have a comprehensive management incentive plan (the Management Plan). The Management Plan provides for the issuance of up to a total of 21,726,563 shares of FSCO's common stock for all incentive awards under the Management Plan which may consist of restricted awards of common stock, nonstatutory stock options, stock appreciation rights, and incentive stock options. However, only 2,657,813 shares of FSCO's common stock may be issued for restricted awards and performance awards as defined by the Management Plan.
   In connection with the 1998 acquisition of California State Bank (CSB), FSCO assumed CSB's obligations for its stock option plans for directors and key employees. Under the plans, both incentive stock options and nonqualified stock options were granted. The exercise price of each option granted was not less than the market price of CSB's stock at the date of grant. Generally, options granted may be exercised at a rate of 20% per year and expire ten years from the date of grant.
   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: dividend yield of 3.18%, 3.4%, and 3.72%; expected volatility of 37%, 37%, and 35%; risk-free interest rates of 5.51%, 6.56%, and 6.27%, and expected lives of 10 years for 1998, 1997, and 1996.
   Nonstatutory stock options outstanding generally become exercisable in 25% annual increments on each January 15, beginning with the first January 15 following the grant date, and expire after 10 years. Certain nonstatutory stock options issued to management are exercisable at six months following the grant date and expire after 10 years. A summary of these options follows:

                                                                 1998                      1997                      1996
                                                                       Weighted                  Weighted                  Weighted
                                                                        average                   average                   average
                                                                       Exercise                  Exercise                  Exercise
                                                            Shares        Price       Shares        Price       Shares        Price
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Outstanding at beginning of year                        10,265,706 $       7.79   10,050,407 $       6.03   10,066,992 $       5.19
Expired                                                                      --                        --                        --
Granted                                                  1,346,925        22.55    1,548,495        14.37    1,090,300        11.80
Exercised                                               (2,046,150)        4.45   (1,242,635)        4.39   (1,076,838)        4.24
Forfeited                                                 (108,068)       17.93      (90,561)       10.57      (30,047)        6.89
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Outstanding at end of year                               9,458,413 $      10.05   10,265,706 $       7.79   10,050,407 $       6.03
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Options exercisable at year end                          6,477,935                 5,901,492                 5,987,997
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Weighted average fair market value
   of options granted during year                     $       8.52              $       5.46              $      4.46
===================================================== ============ ============ ============ ============ ============ ============

   The following table summarizes information about the Comprehensive Management Incentive Plan fixed stock options outstanding at December 31, 1998:

                       Options Outstanding                                              Options Exercisable
----------------------------------------------------------------- -----------------------------------------------------------------
                                                 Weighted Average
             Range of                Number Remaining Contractual      Weighted Average                Number      Weighted Average
      Exercise Prices           Outstanding        Life (in years)       Exercise Price           Exercisable        Exercise Price
--------------------- --------------------- --------------------- --------------------- --------------------- ---------------------
$       2.63  -  4.99             1,618,918                  2.26 $                3.52             1,517,150 $                3.46
        5.00  -  7.99             4,099,108                  4.43                  6.74             4,080,236                  6.74
        8.00  - 12.99             1,045,108                  7.24                 11.81               529,204                 11.75
       13.00  - 18.99             1,408,964                  8.09                 14.45               351,345                 14.44
       19.00  - 23.19             1,286,315                  8.81                 22.55                    --                    --
--------------------- --------------------- --------------------- --------------------- --------------------- ---------------------
$       2.63 -  23.19             9,458,413                  5.51 $               10.05             6,477,935 $                6.80
===================== ===================== ===================== ===================== ===================== =====================

   NON EMPLOYEE DIRECTOR STOCK OPTION PLAN: In 1995, FSCO adopted an incentive plan for its board of directors, which allows up to 1,687,500 options to be granted to the directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 3.18% and 3.4%; expected volatility of 37% and 37%; risk-free interest rates of 5.51% and 6.79%, and expected lives of 10 years. A summary of these options follows:

                                                                 1998                      1997                      1996
                                                                       Weighted                  Weighted                  Weighted
                                                                        average                   average                   average
                                                                       Exercise                  Exercise                  Exercise
                                                            Shares        Price       Shares        Price       Shares        Price
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Outstanding at beginning of year                           157,500 $       7.20      165,375 $       7.07      182,250 $       7.07
Expired                                                         --           NA           --           NA           --           NA
Granted                                                     54,000        24.50        2,250        15.83           --           NA
Exercised                                                  (39,500)        7.07      (10,125)        7.07      (16,875)        7.07
Forfeited                                                       --           NA           --           NA           --           NA
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Outstanding at end of year                                 172,000 $      12.66      157,500 $       7.20      165,375 $       7.07
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Options exercisable at year end                            116,500                    94,500                    43,875
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Weighted average fair market value
   of options granted during year                                  $       9.09              $       6.04              $         --
===================================================== ============ ============ ============ ============ ============ ============

   The following table summarizes information about the nonemployee director fixed stock options outstanding at December 31, 1998:

                       Options Outstanding                                              Options Exercisable
----------------------------------------------------------------- -----------------------------------------------------------------
                                                 Weighted Average
             Range of                Number Remaining Contractual      Weighted Average                Number      Weighted Average
      Exercise Prices           Outstanding        Life (in years)       Exercise Price           Exercisable        Exercise Price
--------------------- --------------------- --------------------- --------------------- --------------------- ---------------------
$      7.07  -  14.99               115,750                  6.42 $                7.07               115,750 $                7.07
      15.00  -  23.99                 2,250                  8.42                 15.83                   750                 15.83
      24.00  -  24.50                54,000                  9.42                 24.50                    --                    --
===================== ===================== ===================== ===================== ===================== =====================

   EMPLOYEE STOCK PURCHASE PLAN: During 1994, FSCO and its subsidiaries adopted an employee stock purchase plan which allows eligible employees to purchase FSCO's common stock at fair market value through payroll deductions without incurring brokers' fees or commissions. Under this plan, 716,220 shares of common stock were issued to employees in 1998, and no shares of stock were issued to employees in 1997 or 1996.


14. RESTRICTIONS ON THE TRANSFER OF FUNDS

   National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. At December 31, 1998 and 1997, FSCO's equity in all of its subsidiaries was $1,945,390,000 and $1,555,112,000, respectively, of which $1,428,846,000 and $1,148,016,000 were restricted and $516,543,000 and
$407,096,000 were unrestricted by such regulations.


15. MERGERS AND ACQUISITIONS

   In 1996, CSB (see below) acquired Landmark Bancorp and its wholly owned subsidiary, Landmark Bank. A summary of the significant components of the acquisition, which was accounted for as a purchase, is as follows:

---------------------------------------- ------------
Cash and cash equivalents acquired       $ 28,611,000
Fair value of assets acquired             209,542,000
Fair value of liabilities assumed        (217,656,000)
Goodwill and other intangible assets       14,229,000
---------------------------------------- ------------
Consideration paid in cash and stock     $ 34,726,000
======================================== ============

   On June 30, 1997, FSCO issued approximately 5,337,000 shares of its common stock in exchange for all of the outstanding common stock of American Bancorp of Nevada (ABN), headquartered in Las Vegas, Nevada. The total assets and liabilities of ABN at the date of merger were approximately $304,272,000 and $271,970,000. On March 31, 1997, CrossLand Mortgage purchased the wholesale loan production and fixed assets of Harbourton Mortgage Co., L.P. (HMC), with 15 offices located in 11 states, for approximately $4 million plus earn-out payments of up to $3.25 million based on 1997 results. The fixed assets purchased had book value at the date of the merger of $1,595,000. The acquisitions were accounted for using the purchase method of accounting. The acquisitions created intangible assets for FSCO of approximately $69,519,000.
   On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. (RGB), headquartered in Las Cruces, New Mexico. RGB's assets and liabilities at date of acquisition approximated $416,995,000 and $369,652,000, respectively. On December 21, 1998, FSCO acquired Marine National Bank (Marine) in California for cash. Marine's assets and liabilities at date of acquisition approximated $259,127,000 and $230,188,000, respectively. The acquisitions were accounted for using the purchase method of accounting and resulted in intangible assets for FSCO of approximately $54,425,000.
   The results of operations of the above companies acquired using the purchase method of accounting have been included in FSCO's consolidated financial statements since the dates of acquisition. Pro forma results of operations for 1998, 1997, and 1996 as if the companies had combined at the beginning of the periods are not presented because the effect was not material.
   On May 30, 1998, FSCO acquired CSB (see Note 1) in a pooling-of-interests merger. For this merger, FSCO issued approximately 11,383,000 shares of its common stock in exchange for all of the outstanding shares of CSB common stock, and incurred one-time acquisition charges totaling $7.2 million after tax. There were no material intercompany transactions between FSCO and CSB prior to the merger. Certain reclassifications/adjustments have been made to amounts previously reported by CSB to conform to FSCO accounting practices and policies. Results of operations previously reported and restated are as follows (in thousands):

                               Previously Reported
                            -------------------------     Reclass/         FSCO
                                    FSCO          CSB       Adjust     Restated
--------------------------- ------------ ------------ ------------ ------------
Year ended December 31, 1997:
Net interest income         $    582,500 $     43,352 $         87 $    625,939
Noninterest income               349,645        7,288          224      357,157
Net income                       205,944        9,330           --      215,274
--------------------------- ------------ ------------ ------------ ------------
Year ended December 31, 1996:
Net interest income         $    516,576 $     37,425 $         62 $    554,063
Noninterest income               298,686        7,788          (30)     306,444
Net income                       177,843        6,629           --      184,472
=========================== ============ ============ ============ ============

   On September 23, 1998, FSCO announced it had signed a definitive agreement to acquire Van Kasper & Company, a full-service investment banking, private client, and institutional brokerage firm located in San Francisco, California. This purchase acquisition was completed on February 12, 1999. Of the total purchase price of approximately $90,000,000, approximately $66,000,000 is anticipated to be allocated to intangible assets.
   On December 30, 1998, FSCO announced it had signed a definitive agreement to purchase XEON Financial Corporation for approximately $10.14 per XEON share. At December 31, 1998, XEON had assets of $106,000,000. This merger is expected to close in the spring of 1999.
   On January 13, 1999, FSCO announced it had signed a definitive agreement to purchase Comstock Bancorp for approximately $65 million in FSCO common stock. Comstock had assets of $225,701,000 at December 31, 1998. This merger is expected to close in the spring of 1999.


16. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supercedes SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments", and also amends certain aspects of other SFAS's previously issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FSCO management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities.
   In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans for Sale by a Mortgage Banking Enterprise", which allows an entity engaged in mortgage banking activities to classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold those investments. SFAS No. 134 will be effective for the first fiscal quarter beginning after December 15, 1998. The impact of SFAS No. 134 is not expected to be material in relation to FSCO's consolidated financial statements.


17. CAPITAL REQUIREMENTS

   FSCO and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on FSCO's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FSCO and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of FSCO's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. FSCO's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
   Quantitative measures established by regulation to ensure capital adequacy require FSCO to maintain minimum amounts and ratios (set forth in the accompanying table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to end of period assets (as defined). Management believes, as of December 31, 1998, that FSCO meets all capital adequacy requirements to which it is subject.
   As of December 31, 1998 and 1997, the most recent notification from the Office of the Comptroller of the Currency categorized FSCO's most significant banking subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action (see accompanying table). To be categorized as "well capitalized", FSCO must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. FS Bank maintained its "well capitalized" status for 1998, although it experienced a temporary decrease in its total capital ratio to 9.93% due to extraordinary mortgage loan production in December. Subsequent to 1998, its outstanding mortgage loan balance has been reduced by loan sales that occurred in the ordinary course of business. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels. Except as previously mentioned, there are no conditions or events since that notification that management believes have changed the institution's category. FSCO's actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk.

                                                                                                                 Minimum to be
                                                                                                           "Well Capitalized" Under
                                                                                   Minimum for Capital         Prompt Corrective
                                                                Actual              Adequacy Purposes          Action Provisions
----------------------------------------------------- ------------------------- ------------------------- -------------------------
                                                            Amount        Ratio       Amount        Ratio       Amount        Ratio
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
As of December 31, 1998:
Total Capital (Tier 1 + Tier 2) to Risk Weighted Assets:
Consolidated                                          $  1,836,157       11.31% $  1,298,312         8.0% $  1,622,890        10.0%
FS Bank                                                  1,334,107        9.93     1,074,164         8.0     1,342,705        10.0
FSB New Mexico                                             148,243       13.69        86,635         8.0       108,294        10.0
FSB Nevada                                                  89,580       15.30        46,843         8.0        58,554        10.0
FSB California                                             109,303       13.41        65,230         8.0        81,538        10.0
FSB So. New Mexico                                          50,065       19.88        20,145         8.0        25,181        10.0
Tier 1 Capital to Risk  Weighted Assets:
Consolidated                                             1,477,552        9.10       649,156         4.0       973,734         6.0
FS Bank                                                  1,191,683        8.87       537,082         4.0       805,623         6.0
FSB New Mexico                                             134,436       12.41        43,318         4.0        64,977         6.0
FSB Nevada                                                  82,226       14.04        23,422         4.0        35,132         6.0
FSB California                                              99,097       12.15        32,615         4.0        48,923         6.0
FSB So. New Mexico                                          47,138       18.72        10,072         4.0        15,108         6.0
Tier 1 Capital to End of Period  Assets (Leverage Ratio):
Consolidated                                             1,477,552        6.90       913,149         4.0     1,141,437         5.0
FS Bank                                                  1,191,683        6.97       734,832         4.0       918,540         5.0
FSB New Mexico                                             134,436        6.33        88,382         4.0       110,478         5.0
FSB Nevada                                                  82,226        7.70        43,622         4.0        54,528         5.0
FSB California                                              99,097        8.59        48,373         4.0        60,466         5.0
FSB So. New Mexico                                          47,138       11.29        17,028         4.0        21,285         5.0
----------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
As of December 31, 1997:
Total Capital (Tier 1 + Tier 2) to Risk Weighted Assets:
Consolidated                                          $  1,708,458       13.42% $  1,018,117         8.0% $  1,272,646        10.0%
FS Bank                                                  1,155,466       11.03       837,871         8.0     1,047,339        10.0
FSB New Mexico                                             135,440       14.54        74,529         8.0        93,161        10.0
FSB Nevada                                                  79,186       14.31        44,268         8.0        55,335        10.0
FSB California                                              68,952       12.36        44,633         8.0        55,792        10.0
Tier 1 Capital to Risk Weighted Assets:
Consolidated                                             1,350,932       10.62       509,058         4.0       763,587         6.0
FS Bank                                                  1,010,042        9.64       418,936         4.0       628,403         6.0
FSB New Mexico                                             123,709       13.28        37,264         4.0        55,897         6.0
FSB Nevada                                                  72,229       13.05        22,134         4.0        33,201         6.0
FSB California                                              61,960       11.11        22,317         4.0        33,475         6.0
Tier 1 Capital to End of Period Assets (Leverage Ratio):
Consolidated                                             1,350,932        7.53       726,071         4.0       907,589         5.0
FS Bank                                                  1,010,042        7.04       578,330         4.0       722,912         5.0
FSB New Mexico                                             123,709        6.29        78,864         4.0        98,580         5.0
FSB Nevada                                                  72,229        7.04        42,278         4.0        52,847         5.0
FSB California                                              61,960        7.65        32,397         4.0        40,497         5.0
===================================================== ============ ============ ============ ============ ============ ============


18. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and short-term investments, the carrying amount is considered a reasonable estimate of fair value. For securities, the quoted market price is used to estimate fair value. Trading account securities are marked to market, therefore the carrying amount is considered a reasonable estimate of fair value. The carrying amount of deposits with no stated maturity, such as demand deposits, money market accounts, and savings accounts, is considered a reasonable estimate of fair value. The carrying amounts of securities sold under repurchase agreements and short-term borrowings are considered a reasonable estimate of fair value. The fair value of the remainder of on-balance-sheet instruments, such as loans, certificates of deposit, and long-term borrowings, is estimated by using a discounted cash flow approach. FSCO employs a modeling tool which discounts estimated future cash flows through the projected maturity using market discount rates that approximately reflect the credit risk, operating cost, and interest rate risk potentially inherent in the instrument.
   The estimated fair value of FSCO's financial futures and options used in trading activities is obtained from market quotes. The estimated fair value of interest rate swaps, caps, and corridors are obtained from market quotes representing the estimated amount FSCO would receive or pay to terminate the contracts or agreements, taking into account current interest rates. The estimated fair value of commitments to extend credit and letters of credit are estimated using the maximum fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the present creditworthiness of the counterparties, and the difference between current levels of interest rates and the committed rates.
   Fair value estimates are made as of a specific point in time. Because no market exists for a significant portion of FSCO's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty.
Changes in assumptions could significantly affect the estimates.
   A summary of the carrying amounts and estimated fair values for FSCO was as follows (in thousands):


                                                                 1998                      1997
                                                      ------------------------- -------------------------
                                                          Carrying    Estimated     Carrying    Estimated
As of December 31,                                          Amount   Fair Value       Amount   Fair Value
----------------------------------------------------- ------------ ------------ ------------ ------------
Financial Assets:
Cash and short-term investments                       $  1,257,150 $  1,257,150 $  1,426,301 $  1,426,301
Trading account securities                                 329,109      329,110      255,320      224,535
Available for sale securities                            4,764,127    4,764,127    4,351,525    4,351,525
Net loans (excluding leases)                            12,545,713   12,721,556   10,051,740   10,214,498
----------------------------------------------------- ------------ ------------ ------------ ------------
Total Financial Assets                                $ 18,896,099 $ 19,071,943 $ 16,084,886 $ 16,216,859
----------------------------------------------------- ------------ ------------ ------------ ------------
Financial Liabilities:
Total deposits, excluding certificates                $  7,676,827 $  7,170,305 $  6,585,331 $  6,585,331
Certificates of deposit                                  4,981,747    5,037,810    4,832,303    4,866,491
Short-term borrowings                                    1,950,076    1,950,076    1,352,764    1,352,764
Securities sold under repurchase agreements              2,315,513    2,315,513    2,252,435    2,252,435
Long-term debt                                           2,609,558    2,697,168    1,304,463    1,283,335
----------------------------------------------------- ------------ ------------ ------------ ------------
Total Financial Liabilities                           $ 19,533,721 $ 19,170,872 $ 16,327,296 $ 16,340,356
----------------------------------------------------- ------------ ------------ ------------ ------------
Off-Balance Sheet Financial Instruments:
Financial futures and options (non-trading)           $      2,073 $        210 $         -- $         --
Foreign Exchange Contracts:
   Assets                                                    1,263          958        1,693          787
   Liabilities                                              (1,151)        (300)      (1,543)        (634)
Interest rate swaps, caps, and corridors -
   interest rate risk management:
   In a net receivable position                                119        2,877          337          642
   In a net payable position                                  (358)     (10,764)        (193)        (998)
Letters of credit and other commitments to extend credit        --      (32,374)          --      (21,959)
----------------------------------------------------- ------------ ------------ ------------ ------------
Total Off-Balance-Sheet Financial Instruments         $      1,946 $    (39,393)$        294 $    (22,162)
===================================================== ============ ============ ============ ============

19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS (In thousands)
As of December 31,                                                            1998         1997
--------------------------------------------------------------------- ------------ ------------
Assets:
Cash                                                                  $         54 $         54
Securities purchased under resale agreement with subsidiary bank            32,036       15,919
--------------------------------------------------------------------- ------------ ------------
Cash and cash equivalents                                                   32,090       15,973
Commercial loans receivable from subsidiaries:
   Banks                                                                   464,570      374,682
   Nonbanks                                                                123,920      102,544
Investments in subsidiaries:
   Banks                                                                 1,843,134    1,468,125
   Nonbanks                                                                102,256       86,987
Other assets                                                                 7,206        6,474
--------------------------------------------------------------------- ------------ ------------
Total Assets                                                          $  2,573,176 $  2,054,785
===================================================================== ============ ============
Liabilities and Stockholders' Equity:
Accrued interest and preferred dividends payable                      $     13,571 $     10,745
Short-term borrowings                                                      110,720       10,842
Long-term debt:
   With subsidiary                                                         154,640      154,640
   Other                                                                   698,750      477,712
--------------------------------------------------------------------- ------------ ------------
Total Liabilities                                                          977,681      653,939
--------------------------------------------------------------------- ------------ ------------
Stockholders' Equity:
Preferred stock-Series "A", $3.15 cumulative convertible
   (9 and 10 shares issued, respectively)                                      484          501
--------------------------------------------------------------------- ------------ ------------
Common stock
   (191,008 and 186,076 shares issued, respectively)                       238,760      232,595
Paid-in surplus                                                            181,906      115,855
Retained earnings                                                        1,233,264    1,081,195
Accumulated other comprehensive income                                      30,377       23,568
--------------------------------------------------------------------- ------------ ------------
Subtotal                                                                 1,684,307    1,453,213
Common treasury stock, at cost
   (4,296 and 1,654 shares, respectively)                                  (89,296)     (52,868)
--------------------------------------------------------------------- ------------ ------------
Total Common Stockholders' Equity                                        1,595,011    1,400,345
--------------------------------------------------------------------- ------------ ------------
Total Stockholders' Equity                                               1,595,495    1,400,846
--------------------------------------------------------------------- ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,573,176 $  2,054,785
===================================================================== ============ ============


CONDENSED STATEMENTS OF INCOME (In thousands)
For the Years Ended December 31,                                              1998         1997         1996
--------------------------------------------------------------------- ------------ ------------ ------------
Income:
Cash dividends from subsidiaries:
   Banks                                                              $     99,013 $     80,636 $     51,231
   Nonbanks                                                                     --           --           --
Other income (principally interest from subsidiaries)                       31,945       36,955       27,415
--------------------------------------------------------------------- ------------ ------------ ------------
Total income                                                               130,958      117,591       78,646
Interest expense                                                            50,729       48,154       27,415
Noninterest expenses                                                           510          174           --
Provision (benefit) for taxes                                               (6,753)      (4,336)          --
--------------------------------------------------------------------- ------------ ------------ ------------
Income before equity in undistributed earnings of subsidiaries              86,472       73,599       51,231
Equity in undistributed earnings of subsidiaries:
   Banks                                                                   164,685      148,342      134,771
   Nonbanks                                                                 (3,477)      (6,667)      (1,530)
--------------------------------------------------------------------- ------------ ------------ ------------
Net Income                                                            $    247,680 $    215,274 $    184,472
===================================================================== ============ ============ ============

CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
For the Years Ended December 31,                                              1998         1997         1996
--------------------------------------------------------------------- ------------ ------------ ------------
Cash Flows From Operating Activities:
Net income                                                            $    247,680 $    215,274 $    184,472
Adjustments to reconcile net income to
   net cash provided by operating activities                              (158,398)    (140,329)    (128,186)
--------------------------------------------------------------------- ------------ ------------ ------------
Net Cash Provided By Operating Activities                                   89,282       74,945       56,286
--------------------------------------------------------------------- ------------ ------------ ------------
Cash Flows From Investing Activities:
Purchases of securities                                                         --         (700)     (20,000)
Proceeds from sales of securities                                              350       20,000           --
Loans and capital contributions made to subsidiaries                      (486,655)    (263,147)    (388,516)
Principal collected on loans to subsidiaries                               304,127      319,710      130,912
Cash investments in subsidiaries                                           (54,040)      (1,478)     (13,210)
--------------------------------------------------------------------- ------------ ------------ ------------
Net Cash Provided By (Used In) Investing Activities                       (236,218)      74,385     (290,814)
--------------------------------------------------------------------- ------------ ------------ ------------
Cash Flows From Financing Activities:
Proceeds from long-term debt                                               325,000           --      304,640
Payments on long-term debt and short-term borrowings                        (4,084)         174      (17,940)
Proceeds from issuance of common stock and sales of treasury stock          25,654       11,708       10,466
Purchase of treasury stock and stock retired                               (87,906)     (89,467)      (2,049)
Dividends paid                                                             (95,611)     (75,726)     (64,926)
--------------------------------------------------------------------- ------------ ------------ ------------
Net Cash Provided By (Used In) Financing Activities                        163,053     (153,311)     230,191
--------------------------------------------------------------------- ------------ ------------ ------------
Net Increase (Decrease) In Cash And Cash Equivalents                        16,117       (3,981)      (4,337)
Cash And Cash Equivalents, Beginning Of Year                                15,973       19,954       24,291
--------------------------------------------------------------------- ------------ ------------ ------------
Cash And Cash Equivalents, End Of Year                                $     32,090 $     15,973 $     19,954
===================================================================== ============ ============ ============
Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
Interest                                                              $     47,902 $     47,675 $     26,504
Income taxes                                                                (8,332)       1,964           19
===================================================================== ============ ============ ============

Supplemental Schedule of Non Cash Investing and Financing Activities (Note 15):
   In 1998, FSCO purchased Rio Grande Bancshares, Inc. with total assets of approximately $416,995,000 and liabilities of $369,652,000 through the issuance of 2,900,000 shares of FSCO's common stock.
   In 1997, FSCO issued 5,337,093 shares of common stock for the acquisition of American Bancorp of Nevada.
FSCO acquired assets of approximately $304,272,000 and assumed liabilities of $271,970,000.


INDEPENDENT AUDITORS' REPORT
FIRST SECURITY CORPORATION AND SUBSIDIARIES

To the Board of Directors and Stockholders of First Security Corporation:

   We have audited the accompanying consolidated balance sheets of First Security Corporation and subsidiaries (FSCO) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of FSCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Security Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/
DELOITTE & TOUCHE LLP
Salt Lake City, Utah
February 24, 1999


OFFICERS AND DIRECTORS

CORPORATE OFFICERS

MANAGEMENT COMMITTEE
Spencer F. Eccles
   Chairman and Chief Executive Officer
Morgan J. Evans
   President and Chief Operating Officer
Michael P. Caughlin
   Executive Vice President Technology and Processing Services
David R. Golden
   Executive Vice President Risk Management
Brad D. Hardy
   Executive Vice President Corporate Services
   General Counsel, Chief Financial Officer, and Secretary of First Security Mark D. Howell
   Executive Vice President Business Banking Services
J. Pat McMurray
   Executive Vice President Community Banking Services
Scott Nelson
   Executive Vice President Retail Lending Services
Scott C. Ulbrich
   Executive Vice President Capital Markets, Treasury and Investment Management

OTHER OFFICERS
Jay S. Bachman
   Senior Vice President Corporate Development
Kelly K. Matthews
   Executive Vice President and Chief Economist
Leslie F. Paskett
   Senior Vice President and Controller
Dennis G. Reeves
   Senior Vice President and Chief Auditor
Alonzo W. Watson, Jr.
   Assistant Secretary
David R. Wilson
   President, First Security Capital Markets
Chester A. Wood, Jr.
   Senior Vice President Portfolio and Treasury Management

SUBSIDIARIES

BANKS
First Security Bank, N.A. (Utah, Idaho, Oregon, Wyoming)
   Scott Nelson, Chairman and President - Utah
   J. Pat McMurray, President - Idaho
   Edwin V. Davis, II, President - Oregon
   Vern Osmond, President - Wyoming
First Security Bank of New Mexico, N.A.
   Edward T. O'Leary, President and Chief Executive Officer First Security Bank of Southern New Mexico, N.A.
   Ben H. Haines, Jr., President and Chief Executive Officer First Security Bank of Nevada
   David J. Smith, President and Chief Executive Officer First Security Bank of California, N.A.
   Thomas A. Bishop, President and Chief Executive Officer

NONBANKS
First Security Van Kasper, Inc.
   Scott C. Ulbrich, Chairman and Chief Executive Officer
First Security Investment Management, Inc.
   Sterling K. Jenson, President and Chief Executive Officer First Security Investor Services
   Joseph Cooney, President and Chief Executive Officer
First Security Insurance, Inc.
   Daniel S. Schull, President and Chief Executive Officer First Security Life Insurance Company of Arizona
   Daniel S. Schull, President and Chief Executive Officer CrossLand Mortgage Corp.
   Christopher J. Sumner, President and Chief Executive Officer First Security Leasing Company
   Michael W. Chaney, President and Chief Executive Officer First Security Trade Services, Ltd. (Hong Kong)
   Randal Roberts, President and Chief Executive Officer
First Security Business Investment Corporation
   Louis "Butch" Alder, President and Chief Executive Officer First Security Information Technology, Inc.
   Michael P. Caughlin, Chief Business Officer
   Al Pino, Chief Operations Officer


BOARD OF DIRECTORS

James C. Beardall (1,2,4)
   Chairman, President and Chief Executive Officer
   Anderson Lumber Company (Lumber Products)
   Ogden, Utah
Rodney H. Brady (1,3,4)
   President and Chief Executive Officer
   Deseret Management (Private Holding Company)
   Salt Lake City, Utah
James E. Bruce
   Former Chairman and Chief Executive Officer
   Idaho Power Company (Electric Power Service - Utility)
   Boise, Idaho
Thomas D. Dee II (1,3,4)
   President
   The Dee Company (Investments)
   Ogden, Utah
Spencer F. Eccles (1,4)
   Chairman and Chief Executive Officer
   First Security Corporation
   Salt Lake City, Utah
Morgan J. Evans (1,4)
   President and Chief Operating Officer
   First Security Corporation
   Salt Lake City, Utah
Dr. David P. Gardner
   President
   The William & Flora Hewlett Foundation (Philanthropy)
   Chairman and Chief Executive Officer
   The George S. & Delores Dore Eccles Foundation (Philanthropy)
Robert H. Garff
   Chief Executive Officer
   Garff Enterprises, Inc. (Automobile Dealerships and Other Enterprises) Salt Lake City, Utah
Jay Dee Harris
   President
   Harris Truck & Equipment Company (Construction Equipment)
   Tremonton, Utah
Robert T. Heiner (1,2,4)
   Former President and Chief Administrative Officer
   First Security Corporation
   Salt Lake City, Utah
Karen H. Huntsman
   Vice President and Director
   Huntsman Chemical Corporation (Petrochemicals)
   Salt Lake City, Utah
G. Frank Joklik (3)
   President and Chief Executive Officer
   MK Gold Company (Gold Exploration and Development)
   Salt Lake City, Utah
B.Z. Kastler (2)
   Former Chairman and Chief Executive Officer
   Questar Corporation (Natural Gas)
   Salt Lake City, Utah
Dr. J. Bernard Machen
   President
   University of Utah (Education)
   Salt Lake City, Utah
Joseph G. Maloof
   President and Chief Executive Officer
   Maloof Companies (Diversified Investments - Entertainment)
   Albuquerque, New Mexico
Michele Papen-Daniel, Ph.D. (2)
   Former President
   Rio Grande Bancshares (Banking)
Scott S. Parker (1,2,4)
   Former President
   Intermountain Health Care, Inc. (Health Care Provider)
   Salt Lake City, Utah
James L. Sorenson
   Chairman and Chief Executive Officer
   Sorenson Development, Inc. (Investments)
   Salt Lake City, Utah
Harold J. Steele
   Former President
   First Security Bank of Utah, N.A.
   Salt Lake City, Utah
James R. Wilson (3)
   Chairman, President and Chief Executive Officer
   Cordant Technologies, Inc. (Aerospace and Industrial Manufacturing)

(1) Member of Corporate Executive Committee
(2) Member of Corporate Audit Committee
(3) Member of Corporate Compensation Committee
(4) Member of Corporate Nominating Committee

HONORARY DIRECTOR

Dr. Chase N. Peterson
   President Emeritus
   University of Utah (Education)
   Salt Lake City, Utah



CORPORATE INFORMATION

CORPORATE OFFICES
   79 S. Main Street
   Salt Lake City, Utah 84111

ANNUAL STOCKHOLDERS' MEETING
   Monday, April 26, 1999, 3:00 p.m.
   Joseph Smith Memorial Building
   15 E. South Temple
   Salt Lake City, Utah

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
Subordinated Capital Income Securities    --       BBB-         a3         A-
------------------------------------------------------------------------------

STOCK INFORMATION

   First Security shares are traded on the Nasdaq National Market System under the symbol "FSCO". Nasdaq market makers include:
      Bear, Stearns & Co.
      Cantor Fitzgerald & Co.
      C.S. First Boston Corp.
      Dain Rauscher, Inc.
      Dean Witter Reynolds, Inc.
      Edward D. Jones & Co.
      F.J. Morrissey & Co.
      Fox-Pitt, Kelton, Inc.
      Herzog, Heine, Geduld, Inc.
      J.P. Morgan Securities, Inc.
      Keefe, Bruyette & Woods, Inc.
      Lehman Brothers, Inc.
      Merrill Lynch, Pierce, Fenner & Smith
      Morgan Stanley & Co., Inc.
      Nationsbanc Montgomery Securities
      Pacific Crest Securities
      Piper, Jaffray & Hopwood, Inc.
      Prudential Securities
      Salomon Smith Barney
      Sherwood Securities Corp.
      Stearn, Agee & Leach, Inc.
      Troster Singer Corp.
      Warburg Dillon Read

   The Transfer Agent and Registrar for First Security Corporation is:
      First Chicago Trust Co. of New York
      Stock Transfer Services
      P.O. Box 2500
      Jersey City, NJ 07303-2500
      Toll free  1-800-756-8200

SHAREHOLDER SERVICES

   First Security offers the following services to its shareholders:
   * Dividend Reinvestment Plan: Automatically reinvests common stock cash dividends in additional shares of First Security common stock at the current market price.
   * Common Stock Purchase Plan: Allows shareholders to invest $50 to $5,000 per month in additional shares of First Security common stock, with no brokerage commissions or service charges.
   * Dividend Direct Deposit Plan: Automatically transfers dividend payments to an account, at any bank in the country, the same day dividends are paid.
   Inquire about these free shareholder services by contacting:
      Corporate Communications and Investor Relations
      First Security Corporation
      P.O. Box 30006
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

   General Information - News media representatives and others seeking general information should contact:
      Adrian R. Gostick
      Vice President and Manager
      Communications and Public Relations
      15 E. 100 South, 2nd Floor
      Salt Lake City, Utah 84111
      (801) 246-5535
      e-mail: agostic@fscnet.com

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

/s/ Brad D. Hardy                          March 19, 1999
Brad D. Hardy                              Date
Executive Vice President Corporate Services
General Counsel, Chief Financial Officer, and Secretary of First Security (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
   First Security Corporation, by

/s/ Spencer F. Eccles                  March 23, 1999
Spencer F. Eccles                      Date
Chairman and Chief Executive Officer

/s/ Morgan J. Evans                    March 23, 1999
Morgan J. Evans                        Date
President and Chief Operating Officer
Director

/s/ James C. Beardall                  March 22, 1999
James C. Beardall                      Date
Director

/s/ Rodney H. Brady                    March 23, 1999
Rodney H. Brady                        Date
Director

/s/ James E. Bruce                     March 22, 1999
James E. Bruce                         Date
Director

/s/ Thomas D. Dee, II                  March 22, 1999
Thomas D. Dee, II                      Date
Director

/s/ Dr. David P. Gardner               March 22, 1999
Dr. David P. Gardner                   Date
Director

/s/ Robert H. Garff                    March 22, 1999
Robert H. Garff                        Date
Director

/s/ Jay Dee Harris                     March 22, 1999
Jay Dee Harris                         Date
Director

/s/ Robert T. Heiner                   March 22, 1999
Robert T. Heiner                       Date
Director

/s/ Karen H. Huntsman                  March 26, 1999
Karen H. Huntsman                      Date
Director

/s/ G. Frank Joklik                    March 26, 1999
G. Frank Joklik                        Date
Director

/s/ B. Z. Kastler                      March 22, 1999
B. Z. Kastler                          Date
Director

/s/ Dr. J. Bernard Machen              March 24, 1999
Dr. J. Bernard Machen                  Date
Director

/s/ Joseph G. Maloof                   March 22, 1999
Joseph G. Maloof                       Date
Director

/s/ Michele Papen-Daniel, Ph.D.        March 23, 1999
Michele Papen-Daniel, Ph.D.            Date
Director

/s/ Scott S. Parker                    March 19, 1999
Scott S. Parker                        Date
Director

/s/ James L. Sorenson                  March 22, 1999
James L. Sorenson                      Date
Director

/s/ Harold J. Steele                   March 22, 1999
Harold J. Steele                       Date
Director

/s/ James R. Wilson                    March 22, 1999
James R. Wilson                        Date
Director

