Form 10-Q
period 1999-03-31
FIRST SECURITY CORP /UT/
filed 1999-05-14
CIK 312367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                   March 31, 1999
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

                             Yes [X]       No [ ]

   As of April 30, 1999, outstanding shares of Common Stock, par value $1.25, were 189,855,391 (net of 1,595,469 treasury shares).

FIRST SECURITY CORPORATION - INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Statements of Income
  Three Months Ended March 31, 1999 and 1998
Consolidated Balance Sheets
  March 31, 1999, December 31, 1998, and March 31, 1998
Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 1999 and 1998
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of
  Results of Operations and Financial Condition:
Important Notices
Forward-Looking Statements
Highlights
Line of Business Segments
Analysis of Statements of Income
  Earnings Summary
  Revenues
  Net Interest Income and Net Interest Margin
  Provision For Loan Losses
  Noninterest Income
  Noninterest Expenses
Analysis of Balance Sheets
  Summary
  Interest-Earning Assets: Trading Account Securities
    and Other Money Market Investments
  Interest-Earning Assets: Available for Sale Securities
  Interest-Earning Assets: Loans
  Asset Quality: Problem Assets and Potential Problem Assets
  Asset Quality: Reserve for Loan Losses
  Asset Quality: Provision for Loan Losses
  Asset/Liability Management
  Asset/Liability Management: Liquidity
  Asset/Liability Management: Market Risk Management
  Asset/Liability Management: Interest Rate Risk (Excluding Trading Account
    Securities
  Asset/Liability Management: Market Risk - Trading Account Securities
  Other Assets and Liabilities
  Common and Preferred Stock
  Stockholders' Equity and Capital Adequacy
Mergers And Acquisitions
National and Regional Economy
Factors That May Affect Future Results of Operations and Financial Condition
  Year 2000 Issues: FSCO's Year 2000 Project
  Year 2000 Issues: FSCO's Year 2000 Risks
  Year 2000 Issues: FSCO's Year 2000 Contingency Plans
  Year 2000 Issues: FSCO's Year 2000 Forward-Looking Statements
Supplemental Financial Tables:
  Financial Highlights, Risk-Based Capital Ratios
  Volume/Rate Analysis
  Loans

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 4. Submission Of Matters To A Vote Of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

Exhibit 11. Computation of Earnings Per Share
Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited)
                                                             Three Months
For the Periods Ended March 31, 1999 and 1998               1999      1998     $Chg    %Chg
------------------------------------------------------ --------- --------- -------- -------
INTEREST INCOME:
Interest & fees on loans                                 282,442   259,455   22,987     8.9
Federal funds sold & securities purchased                  1,918       968      950    98.1
Interest-bearing deposits in other banks                     239        31      208   671.0
Trading account securities                                 4,975     4,226      749    17.7
Available for sale securities                             80,262    69,421   10,841    15.6
------------------------------------------------------ --------- --------- -------- -------
TOTAL INTEREST INCOME                                    369,836   334,101   35,735    10.7
------------------------------------------------------ --------- --------- -------- -------
INTEREST EXPENSE:
Deposits                                                  98,063   100,509   (2,446)   (2.4)
Short-term borrowings                                     50,277    47,327    2,950     6.2
Long-term debt                                            38,914    21,974   16,940    77.1
------------------------------------------------------ --------- --------- -------- -------
TOTAL INTEREST EXPENSE                                   187,254   169,810   17,444    10.3
------------------------------------------------------ --------- --------- -------- -------
NET INTEREST INCOME                                      182,582   164,291   18,291    11.1
Provision for loan losses                                 16,877    12,598    4,279    34.0
------------------------------------------------------ --------- --------- -------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS        165,705   151,693   14,012     9.2
------------------------------------------------------ --------- --------- -------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                       21,254    22,374   (1,120)   (5.0)
Other service charges, collections, commissions & fees    16,520    11,577    4,943    42.7
Asset sale / securitization gains                         22,130     2,548   19,582   768.5
Bankcard servicing fees & third-party processing fees      1,529     8,712   (7,183)  (82.4)
Commissions & fees: insurance                              5,340     3,921    1,419    36.2
Commissions & fees: securities                            12,636     3,977    8,659   217.7
Mortgage banking & loan servicing activities              43,787    44,209     (422)   (1.0)
Loan servicing rights amortization                       (13,797)   (7,404)  (6,393)  (86.3)
Trust (fiduciary) commissions & fees                       7,792     6,584    1,208    18.3
Trading account securities gains (losses)                    929      (171)   1,100   643.3
Available for sale securities gains (losses)               8,983     1,709    7,274   425.6
Other                                                     (3,744)   10,480  (14,224) (135.7)
------------------------------------------------------ --------- --------- -------- -------
TOTAL NONINTEREST INCOME                                 123,359   108,516   14,843    13.7
------------------------------------------------------ --------- --------- -------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                             114,562    89,366   25,196    28.2
Amortization of intangibles                                3,757     2,620    1,137    43.4
Armored & messenger                                        1,890     1,622      268    16.5
Bankcard interbank interchange & fees                      3,093     9,135   (6,042)  (66.1)
Credit, appraisal & repossessions                          7,055     4,934    2,121    43.0
Fees                                                       4,509     3,286    1,223    37.2
Furniture & equipment                                     17,052    12,500    4,552    36.4
Insurance                                                  1,049       991       58     5.9
Marketing                                                  4,021     3,597      424    11.8
Occupancy, net                                            11,123     9,140    1,983    21.7
Other real estate expense & loss provision (recovery),       (72)      281     (353) (125.6)
Postage                                                    3,636     3,251      385    11.8
Professional                                               3,786     4,790   (1,004)  (21.0)
Stationery & supplies                                      5,231     5,351     (120)   (2.2)
Telephone                                                  5,330     4,309    1,021    23.7
Travel                                                     3,023     2,546      477    18.7
Other                                                      3,370     8,087   (4,717)  (58.3)
------------------------------------------------------ --------- --------- -------- -------
TOTAL NONINTEREST EXPENSES                               192,415   165,806   26,609    16.0
------------------------------------------------------ --------- --------- -------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                  96,649    94,403    2,246     2.4
Provision for income taxes                                31,771    33,034   (1,263)   (3.8)
------------------------------------------------------ --------- --------- -------- -------
NET INCOME                                                64,878    61,369    3,509     5.7
====================================================== ========= ========= ======== =======
Dividend requirement of preferred stock                        7         7        0     0.0
------------------------------------------------------ --------- --------- -------- -------
NET INCOME APPLICABLE TO COMMON STOCK                     64,871    61,362    3,509     5.7
====================================================== ========= ========= ======== =======
Common stock dividend                                     26,583    23,586    2,997    12.7
====================================================== ========= ========= ======== =======
EARNINGS PER COMMON SHARE:
Earnings per common share basic                             0.34      0.33     0.01     3.0
Earnings per common share diluted                           0.34      0.32     0.02     6.3
Common shares basic [Avg]                                188,242   186,336    1,906     1.0
Common shares diluted [Avg]                              193,403   193,510     (107)   (0.1)
====================================================== ========= ========= ======== =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                0.79      0.79     0.00     0.0
Common stock dividend                                       0.14      0.13     0.01     7.7
====================================================== ========= ========= ======== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited)
                                                                          March 31  December 31     March 31      Mar/Mar Mar/Mar
                                                                              1999         1998         1998         $Chg    %Chg
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
ASSETS:
Cash & due from banks                                                    1,058,830    1,026,335      901,904      156,926    17.4
Federal funds sold & securities purchased under resale agreements           15,000      230,210       76,020      (61,020)  (80.3)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Cash & Cash Equivalents                                            1,073,830    1,256,545      977,924       95,906     9.8
Interest-bearing deposits in other banks                                     7,310          605        2,104        5,206   247.4
Trading account securities                                                 396,563      329,109      318,224       78,339    24.6
Available for sale securities, at fair value                             5,825,155    4,764,127    4,386,629    1,438,526    32.8
  (Amortized cost: $5,812,648; $4,715,876; and $4,351,989; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Loans, net of unearned income                                           13,160,919   14,013,417   12,436,407      724,512     5.8
  (Unearned income: $130,658; $127,593; and $103,968; respectively)
Reserve for loan losses                                                   (173,350)    (173,350)    (163,256)     (10,094)    6.2
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Loans, Net                                                        12,987,569   13,840,067   12,273,151      714,418     5.8
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Premises & equipment, net                                                  397,223      378,032      307,192       90,031    29.3
Accrued income receivable                                                  119,011      113,399      106,070       12,941    12.2
Other real estate                                                            3,404        3,617        4,342         (938)  (21.6)
Other assets                                                               677,091      594,220      418,416      258,675    61.8
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Goodwill                                                                   290,379      224,802      211,747       78,632    37.1
Loan servicing rights                                                      169,140      174,196      125,572       43,568    34.7
Other intangible assets                                                     12,547       10,369        1,525       11,022   722.8
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Intangible Assets                                                    472,066      409,367      338,844      133,222    39.3
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL ASSETS                                                            21,959,222   21,689,088   19,132,896    2,826,326    14.8
===================================================================== ============ ============ ============ ============ =======
LIABILITIES:
Deposits: noninterest-bearing                                            2,489,976    2,752,009    2,339,665      150,311     6.4
Deposits: interest-bearing                                              10,083,997    9,906,565    9,483,289      600,708     6.3
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Deposits                                                          12,573,973   12,658,574   11,822,954      751,019     6.4
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Federal funds purchased & securities sold under repurchase agreements    3,937,858    3,747,084    3,554,204      383,654    10.8
U.S. Treasury demand notes                                                  35,407       25,081       20,945       14,462    69.0
Other short-term borrowings                                                263,018      493,424      411,817     (148,799)  (36.1)
Accrued income taxes                                                       355,020      333,881      291,436       63,584    21.8
Accrued interest payable                                                    60,706       58,778       53,426        7,280    13.6
Other liabilities                                                          361,141      167,213      136,987      224,154   163.6
Long-term debt                                                           2,706,320    2,609,558    1,339,892    1,366,428   102.0
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL LIABILITIES                                                       20,293,443   20,093,593   17,631,661    2,661,782    15.1
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                       476          484          501          (25)   (5.0)
  (Shares issued: 9; 9; and 10; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Common Stockholders' Equity:
Common stock: par value $1.25                                              239,282      238,760      235,566        3,716     1.6
  (Shares issued: 191,425; 191,008; and 188,453; respectively)
Paid-in surplus                                                            185,456      181,906      149,200       36,256    24.3
Retained earnings                                                        1,271,552    1,233,264    1,118,970      152,582    13.6
Accumulated other comprehensive income                                       8,359       30,377       21,834      (13,475)  (61.7)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Subtotal                                                                 1,704,649    1,684,307    1,525,570      179,079    11.7
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Common treasury stock, at cost                                             (39,346)     (89,296)     (24,836)     (14,510)   58.4
  (Shares: 1,592; 4,296; and 1,247; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Common Stockholders' Equity                                        1,665,303    1,595,011    1,500,734      164,569    11.0
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL STOCKHOLDERS' EQUITY                                               1,665,779    1,595,495    1,501,235      164,544    11.0
---------------------------------------------------------------------------------- ------------ ------------ ------------ -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                21,959,222   21,689,088   19,132,896    2,826,326    14.8
===================================================================== ============ ============ ============ ============ =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except number of shares; unaudited)
                                                                    Year-To-Date Three Months
For the Periods Ended March 31, 1999 and 1998                                1999        1998
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     1,256,724    (335,723)
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                      172,032      10,186
Redemption of matured available for sale securities                       514,118     346,416
Purchases of available for sale securities                             (1,772,894)   (292,309)
Net (increase) decrease in interest-bearing deposits in other banks        (6,706)     (1,505)
Net (increase) decrease in loans                                       (1,208,277)   (616,745)
Proceeds from sales of auto loans                                       1,007,721           0
Purchases of premises and equipment                                       (13,432)     (3,777)
Proceeds from sales of other real estate                                    2,564       2,996
Payments to improve other real estate                                      (1,391)       (829)
Net cash (paid for) received from acquisitions                            (87,979)     47,241
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (1,394,244)   (508,326)
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                       (84,600)     61,729
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes             201,101     301,871
Proceeds (payments) on nonrecourse debt on leveraged leases                13,570     (21,018)
Proceeds from issuance of long-term debt and short-term borrowings         98,167     102,659
Payments on long-term debt and short-term borrowings                     (231,812)     (6,631)
Proceeds from issuance of common stock and sales of treasury stock          2,365       4,686
Purchases of treasury stock                                               (17,396)    (23,446)
Dividends paid                                                            (26,590)    (23,578)
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (45,195)    396,272
--------------------------------------------------------------------- ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (182,715)   (447,777)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,256,545   1,425,701
--------------------------------------------------------------------- ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                1,073,830     977,924
===================================================================== =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------- ----------- -----------
CASH PAID (RECEIVED) FOR:
  Interest                                                                714,833     168,312
  Income taxes                                                                206         120
===================================================================== =========== ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted                                        145           0
  Number of common shares issued                                            5,945           0
  Conversion value                                                              8           0
Transfer of loans to other real estate                                        493       2,312
Net unrealized gain (loss) on available for sale securities
  included in stockholders' equity                                        (22,018)     (1,734)
Acquisitions:
  Assets acquired                                                          17,612     448,996
  Liabilities assumed                                                       3,960     367,072
  Number of FSCO shares issued                                          3,418,824   4,350,000
===================================================================== =========== ===========

See "Notes to Consolidated Financial Statements".


FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)
                                                             Three Months
For the Periods Ended March 31, 1999 and 1998               1999      1998     $Chg    %Chg
------------------------------------------------------ --------- --------- -------- -------
NET INCOME                                                64,878    61,369    3,509     5.7
------------------------------------------------------ --------- --------- -------- -------
OTHER COMPREHENSIVE INCOME, AFTER TAX                    (22,018)   (1,734) (20,284)(1169.8)
------------------------------------------------------ --------- --------- -------- -------
COMPREHENSIVE INCOME                                      42,860    59,635  (16,775)  (28.1)
====================================================== ========= ========= ======== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION (FSCO)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of management, the accompanying unaudited consolidated financial statements of FSCO contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects,
FSCO's: results of operations for the three months ended March 31, 1999 and 1998; financial position as of March 31, 1999, December 31, 1998, and March 31, 1998; and cash flows for the three months ended March 31, 1999 and 1998.

   2. FSCO's results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

   3. All FSCO financial data have been previously restated for the May 30, 1998 pooling-of-interests merger with California State Bank (CSB; see: "Mergers and Acquisitions"). For this merger, FSCO issued approximately 11,383,000 shares of its common stock in exchange for all of the outstanding shares of CSB common stock and incurred one-time merger charges totaling $8.9 million pre-tax (including $6.9 million of noninterest expenses) and $7.2 million or $0.037 per share after tax recorded in the second quarter of 1998. There were no material intercompany transactions between FSCO and CSB prior to the merger.
   Certain reclassifications of 1998 amounts have been made to conform to 1999 classifications.

   4. FSCO's financial statements and commentary incorporate fair market values for balances added from purchase acquisitions, and historical values for balances added from pooling-of-interests mergers, as well as earnings since their acquisition from the following purchase acquisitions completed in 1998 and year-to-date 1999:
   * On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc. (RGB) and its subsidiaries, First National Bank of Dona Ana County and First National Bank of Chaves County, located in New Mexico. At January 31, 1998, RGB had assets of $415 million, loans of $252 million, deposits of $343 million, and 11 branches. On July 1, 1998, FSCO merged and renamed RGB's subsidiaries as First Security Bank of Southern New Mexico, N.A. (FSB So. New Mexico).
   * On December 21, 1998, FSCO acquired Marine National Bank (MNB), located in Irvine, California. MNB was a wholly owned subsidiary of Shinhan Bank of Seoul, Korea. At December 20, 1998, MNB had assets of $259 million, loans of $114 million, deposits of $200 million, and 3 branches. MNB and CSB were merged and renamed as First Security Bank of California.
   * On February 12, 1999, FSCO acquired Van Kasper & Company in a purchase acquisition and renamed it First Security Van Kasper (FS Van Kasper, headquartered in San Francisco, California). FS Van Kasper is FSCO's full-service investment banking and brokerage subsidiary.
   Pro forma results of operations for 1999 and 1998, as if the above acquired companies had combined at the beginning of the periods, are not presented because the effect was not material.

   5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks and Federal funds sold and securities purchased under resale agreements.

   6. In accordance with SFAS No. 125, FSCO's capitalized loan servicing rights for the year-to-date three months ended March 31, 1999 included $8.7 million originated and $13.8 million amortized during the period.

   7. Effective January 1, 1998, FSCO adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures of certain information about FSCO's reportable operating segments. FSCO has the following reportable segments: Community Banking Services; Retail Lending Services; Business Banking Services; Capital Markets, Treasury, and Investment Management; and Parent and Other.

LINE OF BUSINESS SEGMENTS - SELECTED DATA (in thousands) (A)
                                                                                      Capital
                                                                                     Markets,
                                             Community       Retail     Business   Treasury &
                                               Banking      Lending      Banking   Investment       Parent        Total
                                              Services     Services     Services   Management      & Other         FSCO
------------------------------------------------------ ------------ ------------ ------------ ------------ ------------
For the Year-To-Date Three Month Period Ended March 31, 1999
Total assets (Avg)                             628,457    8,944,386    3,882,368    5,072,145    2,908,180   21,435,536
Total deposits (Avg)                         8,875,035      221,509      739,333      347,863    2,187,459   12,371,199
Interest income                                  1,863      183,804       72,180       79,298       32,691      369,836
Interest expense                                88,741            0        5,841       50,365       42,307      187,254
Intersegment interest income (expense), net    130,169     (111,149)     (35,129)     (18,755)      34,864            0
Provision for income taxes                       3,894       15,415        5,318        3,115        4,029       31,771
Net income                                       5,936       24,717       10,284        5,021       18,920       64,878
------------------------------------------------------ ------------ ------------ ------------ ------------ ------------
For the Year-To-Date Three Month Period Ended March 31, 1998
Total assets (Avg)                             716,787    8,721,708    3,419,106    4,408,944      818,608   18,085,153
Total deposits (Avg)                         8,231,395      150,055      489,378      400,156    2,118,648   11,389,632
Interest income                                  1,688      166,094       72,315       70,549       23,455      334,101
Interest expense                                92,566        1,419        4,827       44,209       26,789      169,810
Intersegment interest income (expense), net    145,946     (104,246)     (34,133)     (17,679)      10,112            0
Provision for income taxes                      13,005        8,404        7,268        1,813        2,544       33,034
Net income                                      20,904       14,266       13,047        2,944       10,208       61,369
====================================================== ============ ============ ============ ============ ============

(A) For the periods reported, FSCO:
    * reported intersegment interest income and interest expenses on a net basis;
    * had no material revenues from foreign countries;
    * did not rely on any single major customer for 10% or more of external revenues;
    * had no material depreciation, depletion, and/or amortization expenses;
    * had no material unusual items, extraordinary items, and/or significant noncash items.

   Interest income and expense as well as the total average assets and total average deposits are reported following the same accounting policies described in Note 1 to the financial statements in FSCO's 1998 Annual Report on Form 10-K (hereby incorporated by reference). Intersegment interest income and expense are derived by modeling loans and deposits to determine duration-based funds transfer pricing rates. Such rates are applied to loans and deposits to determine intersegment interest income and expense. In addition, certain operating, general and administrative expenses are allocated between and among the business segments to derive net income.

   8. In accordance with Securities and Exchange Commission (SEC) Rule 210.4-08(n) of Regulation S-X "Accounting policies for certain derivative instruments", FSCO's accounting policies for derivative instruments were discussed in detail in its 1998 Annual Report on Form 10-K (hereby incorporated by reference). Since the filing of that report, there have been no material changes in FSCO's accounting policies for derivative instruments.

   9. Effective January 1, 1999, FSCO adopted SFAS No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans for Sale by a Mortgage Banking Enterprise", which allows an entity engaged in mortgage banking activities to classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold those investments. The impact of SFAS No. 134 has not been material in relation to FSCO's consolidated financial statements.

  10. In June 1998, the FASB issued: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supercedes SFAS No. 80, "Accounting for Futures Contracts"; SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk"; and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments", and also amends certain aspects of other SFAS's previously issued. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FSCO management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities and does not plan to implement this standard early.

                                    # # #

FIRST SECURITY CORPORATION (FSCO)
PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS (MDA) OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPORTANT NOTICES:

   1. THIS MDA SHOULD BE READ IN CONJUNCTION WITH FSCO'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
   2. ALL FSCO FINANCIAL DATA HAVE BEEN PREVIOUSLY RESTATED FOR THE MAY 30, 1998 POOLING-OF-INTERESTS MERGER WITH CALIFORNIA STATE BANK (CSB).

FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: "Year 2000" issues; the economic environment, particularly in the regions where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting FSCO's operations and personnel.
   Be advised that FSCO, as part of its core business, regularly evaluates the potential acquisition of, and holds discussions with, prospective acquisition candidates, which candidates may conduct any type of businesses permissible for a bank holding company and its affiliates. FSCO's discussions in this document are subject to the changes that may result if any such acquisition transaction is completed. FSCO restates its guiding principle that it will not comment on or publicly announce any acquisition until after a binding and definitive acquisition agreement has been reached.
   The discussion of "Year 2000 Issues" constitutes a Year 2000 Readiness Disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act and includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause the actual cost of FSCO's Year 2000 project and the impact of Year 2000 issues to increase significantly from what is described in these forward-looking statements. Those factors include, but are not limited to the availability and cost of programmers and other systems personnel, changes to FSCO's original Year 2000 project assessments, ineffective remediation of computer code, and the ability of FSCO and/or other parties to successfully resolve their individual Year 2000 issues.
   FSCO specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

HIGHLIGHTS

   Highlights of FSCO's performance in 1999 and comparisons to corresponding 1998 periods included:

RESULTS OF OPERATIONS
* Net income: $64.9 million for first quarter, up 5.7%.
* Earnings per share diluted: $0.34 for first quarter, up 6.3%.
* Noninterest income: $123.4 million for first quarter, up 13.7%.
FINANCIAL CONDITION AT MARCH 31, 1999
* Total assets: $22.0 billion, up $2.8 billion or 14.8%.
* Interest-earning assets: $19.4 billion, up $2.2 billion or 12.7%.
* Stockholders' equity: $1.7 billion, up $0.2 billion or 11.0%.
* Quarterly common stock dividend: increased to 14 cents, up 7.7%.
* Asset quality: ratio of total problem assets to total loans and ORE of 0.60%, up from 0.49%.
* All equity and risk-based capital ratios exceeded regulatory requirements for "well capitalized" status.
OTHER HIGHLIGHTS
* February 12, 1999, FSCO acquired Van Kasper & Company.
* December 30, 1998, FSCO signed definitive agreement to acquire XEON Financial Corporation.
* January 13, 1999, FSCO signed definitive agreement to acquire Comstock
  Bancorp.

LINE OF BUSINESS SEGMENTS

   FSCO's organizational management structure consisted of the following five "Line of Business" segments (see: MDA Supplemental Tables "Line of Business Segments"):
   * Community Banking Services provides transaction, deposit, electronic banking, and customer services. This segment was restructured during the first quarter of 1999 with all personal investment, private banking, personal trust, and insurance functions moved to the new Capital Markets, Treasury, and Investment Management segment.
   * Retail Lending Services provides a full range of credit products to retail and small-business customers including consumer loans (direct and indirect vehicle, credit cards, student loans, and other), residential real estate loans (mortgage, home equity, and construction), and commercial loans under $100,000. Retail Lending Services also makes loans (new and used car flooring, capital loans, and real estate loans) to selected types of businesses, including automobile dealers, residential lot developers, and home builders (for construction of single family residential homes).
   * Business Banking Services provides a full range of products to business customers, including commercial loans over $100,000, commercial real estate loans (term and construction), leases, and banking, trust, and financial services for businesses.
   * Capital Markets, Treasury, and Investment Management provides capital markets, treasury, personal investment, private banking, personal trust, insurance, investment management functions, and FS Van Kasper. This line of business segment was restructured during the first quarter of 1999 by combining the Finance and Capital Markets segment with all personal investment, private banking, personal trust, and insurance functions from the Community Banking Services segment.
   * Parent and Other combines corporate administration, technology and processing services, acquired banks that have not been converted to FSCO's systems, and intersegment eliminations. This line of business segment was restructured during the first quarter of 1999 by moving the accounting, tax, and purchasing functions from the Finance and Capital Markets segment to this segment.
   FSCO advises readers that its line of business segment data has undergone material changes in internal reporting and cost allocation systems and that it is not practicable to restate segment data for periods prior to 1999. As a result, data for those periods may not be comparable with 1999. It is the opinion of management that this information results in no meaningful information useful in interpreting FSCO's results of operations and financial position. In addition, FSCO further advises readers that its actual results for future periods could differ materially from those anticipated or projected.

ANALYSIS OF STATEMENTS OF INCOME

EARNINGS SUMMARY
   FSCO's net income was a record $64.9 million for the first quarter of 1999, up $3.5 million or 5.7% from the first quarter of 1998. This net income generated earnings per share (EPS) diluted of $0.34 for the quarter, up $0.02 or 6.3% from the year-ago quarter, and a 1.23% return on average assets (ROAA) and a 16.65% return on average equity (ROAE) for the quarter, compared with a 1.38% ROAA and a 17.62% ROAE for the year-ago quarter. Tangible EPS diluted were $0.40, tangible ROAA was 1.49%, and tangible ROAE was 27.44% for the quarter, compared with $0.35, 1.56%, and 25.14%, respectively, for the year-ago quarter.

REVENUES
   FSCO's revenues (net interest income plus noninterest income) were $305.9 million for the first quarter of 1999, up $33.1 million or 12.1% from the year-ago quarter. The components of FSCO's revenues are discussed below in the "Net Interest Income And Net Interest Margin" and "Noninterest Income" sections.

NET INTEREST INCOME AND NET INTEREST MARGIN
   FSCO's net interest income on a fully taxable equivalent (FTE) basis was $185.2 million for the first quarter of 1999, up $18.4 million or 11.0% from the year-ago quarter. This increase was due to a combination of continued strong demand for loans net of loan sales and securitizations, growth in the securities portfolios, and the positive impact of recent acquisitions accounted for on a purchase basis.
   FSCO's net interest margin was 3.92% for the first quarter of 1999, down 23 basis points from the year-ago quarter. This decrease was due to several factors, including strong volume growth in loans, refinancing of mortgages at lower rates, and relatively stable overall funding costs. In addition, FSCO's long-term component of funding costs rose during the first quarter due to a strategic decision to prefund longer term debt over the last six months in order to take advantage of historically low rates and to avoid any potential negative market conditions, including Year 2000 concerns, in the latter part of the year. FSCO expects its net interest margin to remain stable and to average between 3.90% and 4.00% in 1999.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $16.9 million for the quarter, up $4.3 million or 34.0% from the year-ago quarter (see: "Asset Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income was $123.4 million for the first quarter of 1999, up $14.8 million or 13.7% from the year-ago quarter. This increase reflected FSCO's continued emphasis on increasing and diversifying its sources of noninterest income and included the following: continued strong mortgage banking fees and servicing revenue; gains from $1.0 billion in ongoing loan securitizations and sales; the addition of FS Van Kasper and its commissions and fees from securities transactions; growth in consumer loans and resulting service fees; and growth in insurance and trust income, reflecting FSCO's increased investment in these areas; partially offset by decreased bankcard servicing & third-party processing fees reflective of FSCO's entering into a joint venture with respect to its merchant servicing business in the first quarter of 1998. FSCO's ratio of noninterest income to revenues was 40.32% for the quarter, up from 39.78% for the year-ago quarter.

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $192.4 million for the first quarter of 1999, up $26.6 million or 16.0% from the year-ago quarter. This increase was primarily due to the following: additions of revenue-generating personnel; additional personnel and operating expenses of recent purchase acquisitions; and the cost of strategic technological investments and upgrades, including Year 2000 expenditures, which were at peak levels during the quarter. These increases reflected FSCO's absorption of the impact of several major investments in support of strong growth, multiple acquisitions, and strategic investments in technology appropriate for building a high performance financial services company with a long-term perspective. For 1999 and future years, FSCO will benefit from these investments which will increase and diversify revenues and improve technology, providing more functionality and efficiencies. FSCO remained committed to effectively managing its ongoing noninterest expenses, balanced against the need to make strategic investments. The components of FSCO's noninterest expenses are discussed below.
   * FSCO's salaries and benefits expense were $114.6 million for the quarter, up $25.2 million or 28.2% from the year-ago quarter.
   * FSCO's nonpersonnel expenses were $77.9 million for the quarter, up only $1.4 million or 1.8% from the year-ago quarter.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 62.35% for the first quarter of 1999, up 214 basis points from the year-ago quarter.
   CrossLand Mortgage Corp., FSCO's mortgage banking subsidiary, and FS Van Kasper, FSCO's full-service investment banking and brokerage subsidiary, have higher inherent operating expense ratios than FSCO's bank subsidiaries. Excluding CrossLand Mortgage and FS Van Kasper, FSCO's operating expense ratio was 59.10% for the first quarter of 1999, up 291 basis points from the year-ago quarter.

ANALYSIS OF BALANCE SHEETS

SUMMARY
   As of March 31, 1999, FSCO increased its total assets and equity to record levels. At quarter end, FSCO considered its interest-earning asset quality to be good, and its reserve for loan losses and its liquidity position to be adequate for the foreseeable future (see: "Factors That May Affect Future Results of Operations And Financial Condition").
   FSCO's total assets were $22.0 billion at March 31, 1999, up $0.3 billion or 1.2% from year-end 1998 and up $2.8 billion or 14.8% from one year ago. Interest-earning assets were $19.4 billion at quarter end, up $0.1 billion or 0.3% from year end and up $2.2 billion or 12.7% from one year ago.
   FSCO's total liabilities were $20.3 billion at March 31, 1999, up $0.2 billion or 1.0% from year end and up $2.7 billion or 15.1% from one year ago. Total interest-bearing liabilities were $17.0 billion at quarter end, up $0.2 billion or 1.5% from year end and up $2.2 billion or 15.0% from one year ago.
   FSCO's stockholders' equity was increased to $1.7 billion at March 31, 1999, up $0.1 billion or 4.4% from year end and up $0.2 billion or 11.0% from one year ago.

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS
   FSCO's trading account securities were $0.4 billion at March 31, 1999, up $0.1 billion or 20.5% from year end and up $0.1 billion or 24.6% from one year ago. Fluctuations in trading opportunities are a normal part of this function. Market conditions at quarter end were conducive with traders increasing their level of securities held in position.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity requirements.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES
   FSCO's available for sale (AFS) securities were $5.8 billion at March 31, 1999, up $1.1 billion or 22.3% from year end and up $1.4 billion or 32.8% from one year ago. These increases were due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets.

INTEREST-EARNING ASSETS:
LOANS
   FSCO's loans, net of unearned income but before the reserve for loan losses, were $13.2 billion at quarter end, down $0.9 billion or 6.1% from year end due to the ongoing sale of 1-to-4 family residential term loans into secondary markets and a $1.0 billion securitization of vehicle loans during the quarter, but up $0.7 billion or 5.8% from one year ago in spite of $2.3 billion of vehicle loan securitizations during the past 12 months. The ratio of total loans to total assets was 59.93% at quarter end, down from 64.61% at year end and 65.00% one year ago. The components of FSCO's loan portfolio at March 31, 1999, compared with December 31, 1998 and March 31, 1998, respectively, are discussed below.
   * Commercial loans were $3.1 billion, essentially unchanged from year end and up $0.3 billion or 11.8% from one year ago. The increase was primarily due to a continued broad-based business expansion in FSCO's market areas. Commercial loans consisted primarily of loans to small and middle-market businesses and agricultural-related businesses.
   * Real estate secured loans were $5.5 billion, down $0.6 billion or 9.7% from year end but up $0.2 billion or 3.0% from one year ago. Fluctuations in these loan balances occurred as loan originations, generated by strong demand and lower interest rates during the periods, were offset by loan sales, particularly in the first quarter of 1999. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly securitizes and sells most loans in the secondary markets on an ongoing flow-through basis. For its 1-to-4 family residential term loans, FSCO originated $4.2 billion for year-to-date 1999, up $0.9 billion or 27.5% from the 1998 period, offset by sales of $4.8 billion for the year to date, up $2.3 billion or 94.6% from the 1998 period. At quarter end, $1.6 billion of real estate secured loans were held for sale, down $0.8 billion or 31.5% from year end, but essentially unchanged from one year ago.
   * Consumer loans were $3.1 billion, down $0.3 billion or 8.7% from year end and down $0.1 billion or 3.3% from one year ago. These decreases occurred as vehicle loan originations were more than offset by vehicle loan securitizations, and maturing loans. For balance sheet management purposes, FSCO does not retain all newly originated indirect vehicle loans but regularly pools and securitizes such loans in the secondary markets. For its indirect vehicle loans, FSCO originated $1.0 billion for year-to-date 1999, up $0.4 billion or 71.5% from the 1998 period, offset by sales of $1.0 billion for the year to date, up $1.0 billion as there were no securitizations in the 1998 period. FSCO remained the leading consumer lender in its primary market area.
   * Leases were $1.4 billion, up $0.1 billion or 5.3% from year end and up $0.3 billion or 32.8% from one year ago. These increases were primarily due to FSCO's growth in the vehicle and equipment leasing markets, partially offset by sales during the year.

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO. However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO continued to maintain strong asset quality, as its ratio of total problem assets to total loans and other real estate was 0.60% at March 31, 1999, up from 0.52% at year end and 0.49% one year ago. The ratio of nonperforming assets to total loans and ORE was 0.40% at quarter end, up from 0.35% at year end and 0.33% one year ago.
   Problem assets were $79.3 million at March 31, 1999, up $6.2 million or 8.4% from year end and up $18.8 million or 31.0% from one year ago. The components of FSCO's problem assets at March 31, 1999, compared with December 31, 1998 and March 31, 1998, respectively, are discussed below.
   * Nonaccruing loans were $49.0 million, up $3.2 million or 6.9% from year end, and up $12.4 million or 34.0% from one year ago. The ratio of nonaccruing loans to total loans was 0.37%, up from 0.33% at year end and 0.29% one year ago.
   * Other real estate was $3.4 million, down $0.2 million or 5.9% from year end and down $0.9 million or 21.6% from one year ago. ORE property values are reviewed at least annually and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $26.9 million, up $3.2 million or 13.4% from year end and up $7.3 million or 36.8% from one year ago. The ratio of accruing loans past due 90 days or more to total loans was 0.20%, up from 0.17% at year end and 0.16% one year ago.
   A comparison of FSCO to its Bank Holding Company Performance Report (BHCPR) peer group as of December 31, 1998 showed that: FSCO's ratio of nonaccruing loans to total loans was 0.33%, which compared favorably with the peer group average of 0.60%; and FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.17%, which compared favorably with the peer group average of 0.23%.
   Potential problem loans identified by FSCO amounted to $36.6 million at March 31, 1999, down $10.8 million or 22.8% from year end but up $25.1 million or 218.0% from one year ago. The increase from one year ago was primarily caused by one large secured loan to a Utah-based commercial borrower that experienced product problems in its operations. FSCO's exposure to this credit has been materially reduced, resulting in the reduction from year end. Potential problem loans consisted primarily of commercial and agricultural related loans.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   FSCO's reserve for loan losses was $173.4 million at March 31, 1999, unchanged from year-end 1998 but up $10.1 million or 6.2% from one year ago. The increase included $8.2 million in net additions to the reserve and $1.9 million in reserves added with the Marine National Bank (MNB) acquisition.
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at March 31, 1999 to be adequate to absorb estimated loan losses in the current loan portfolio. FSCO's coverage ratio of the reserve to nonaccruing loans was 353.84% at quarter end, down from 378.39% at year end and 446.63% one year ago. The ratio of the reserve to total loans was 1.32% at quarter end, up from 1.24% at year end and 1.31% one year ago due to lower loan totals resulting from loan securitizations. FSCO relies on the methodology for analysis of reserve adequacy outlined in its 1998 Annual Report on Form 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.
   Net loans charged off against the reserve were $16.9 million for the first quarter of 1999, up $7.1 million or 72.3% from the year-ago quarter. This increase was primarily due to increased net loans charged off for consumer vehicle and other loans. The annualized ratio of net loans charged off to average loans was 0.50% for the quarter, up from 0.34% for the year-ago quarter.
   A comparison of FSCO to its BHCPR peer group as of December 31, 1998 showed that: FSCO's coverage ratio of the reserve to nonaccruing loans was 378.39%, which compared favorably with the peer group average of 341.98%; its ratio of the reserve to total loans was 1.24%, compared with the peer group average of 1.57%; and its annualized ratio of net loans charged off to average loans was 0.49% for the period, compared with the peer group average of 0.46%. While comparisons with the BHCPR peer group are instructive, FSCO relies on the methodology for analysis of reserve adequacy discussed in its 1998 Annual Report on Form 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate.
   FSCO's provision for loan losses was $16.9 million for the first quarter of 1999, up $4.3 million or 34.0% from the year-ago quarter. This increase reflected a $7.1 million or 72.3% increase in net loans charged off and an increase in the reserve of $2.8 million in the first quarter of 1998.

ASSET/LIABILITY MANAGEMENT
   FSCO's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of liquidity, interest rate risk, and capital adequacy for FSCO and its subsidiaries. FSCO's ALCO process was discussed in its 1998 Annual Report on Form 10-K (hereby incorporated by reference). The components of FSCO's ALCO process are discussed below.

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO's total deposits were $12.6 billion at March 31, 1999, essentially unchanged from year end but up $0.8 billion or 6.4% from one year ago due to FSCO's continued emphasis on its deposit gathering functions and the acquisition of banks with strong deposit characteristics. The ratio of loans to deposits was 104.67% at quarter end, down from 110.70% at year end and 105.19% one year ago primarily due to a $1.0 billion securitization of vehicle loans during the quarter. The ratio of loans to assets was 59.93% at quarter end, down from 64.61% at year end and 65.00% one year ago. These ratios, as well as other loan and liquidity ratios, vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk and economic opportunities.
   FSCO's debt, which included short-term borrowings and long-term debt, was $6.9 billion at March 31, 1999, up $0.1 billion or 1.0% from year end and up $1.6 billion or 30.3% from one year ago. The components of FSCO's debt at March 31, 1999, compared with December 31, 1998 and March 31, 1998, respectively, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $3.9 billion, up $0.2 billion or 5.1% from year end and up $0.4 billion or 10.8% from one year ago. These increases occurred as FSCO funded, on an interim basis, the loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, loans held for sale or securitization, and growth in AFS securities through repurchase agreements.
   * All other short-term borrowed funds were $0.3 billion, down $0.2 billion or 42.4% from year end and down $0.1 billion or 31.0% from one year ago, primarily due to maturing issues and the strategic use of long-term debt.
   * Long-term debt was $2.7 billion, up $0.1 billion or 3.7% from year end and up $1.4 billion or 102.0% from one year ago. These increases were due to enhanced use of diverse funding sources, strategic growth opportunities to support asset growth opportunities in primary markets served, and improved utilization of collateral funding at attractive interest rates, partially offset by the ongoing maturity of existing long-term debt. These long-term debt instruments also provided favorable asset/liability rate risk management opportunities during the year.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK MANAGEMENT
   FSCO's market risk is composed primarily of interest rate risk throughout FSCO's balance sheet, and, to a lesser extent, market price risk in trading account securities. FSCO has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK (EXCLUDING TRADING ACCOUNT SECURITIES)
   At March 31, 1999, FSCO exhibited slight asset sensitivity for the one-year time horizon and minimal overall interest rate risk.
   During the 12 month period, a strong regional economy resulted in net average loan growth of $2.0 billion or 17.3%, while successful deposit promotions helped to generate average deposit growth of $1.0 billion or 8.6%, which was a healthy increase but not sufficient to entirely fund the loan growth. FSCO utilized loan sales and securitizations and external funding sources to support the remainder of its asset growth.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet resulting in an increase in the average AFS securities of $0.7 billion or 17.0% during the 12 month period. This increase was primarily funded through the use of repurchase agreements and other short-term borrowings.
   FSCO is well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or maturity of securities, additional asset sales and securitizations, and access to external sources of funding.
   Off-balance sheet derivatives used to manage FSCO's interest rate risk, including interest rate swaps, caps, corridors, floors, forwards, futures, and options totaled $2.6 billion notional amount at March 31, 1999, down from $2.8 billion at year end and down from $3.4 billion one year ago. These decreases were primarily associated with hedging mortgage loan servicing rights.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES
   Financial futures and options contracts related to FSCO's trading account securities totaled $1.3 billion notional par value at March 31, 1999, up from $1.2 billion notional value at year end but down from $6.3 billion notional amount one year ago. This position consisted of futures and options contracts on short-term Federal funds, one month LIBOR, and three month Eurodollars.

OTHER ASSETS AND LIABILITIES
   FSCO's intangible assets were $0.5 billion at March 31, 1999, up $0.1 billion or 15.3% from year end and up $0.1 billion or 39.3% from one year ago, due to goodwill associated with recent acquisitions and increased loan servicing rights from higher loan production and sales. Fluctuations in other assets and other liabilities were due in part to the effect of acquisitions and timing differences from unsettled transactions in the purchase and sale of securities.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol "FSCO", and is included in the Standard & Poors' "MidCap 400 Index" and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On April 26, 1999, the directors of FSCO declared a regular quarterly common stock cash dividend of $0.14 per share. This dividend is payable on June 7, 1999 to shareholders of record on May 14, 1999 and is equal to an annual dividend rate of $0.56 per share. At the market closing price of $18.75 per share on Friday, April 23, 1999 (before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been 2.99%. This dividend was the 177th common stock dividend declared by FSCO and marked the 65th consecutive year in which FSCO has paid cash dividends on its common stock.
   On January 25, 1999, FSCO increased its quarterly common stock dividend to $0.14 per share, up $0.01 per share or 7.7% from the previous $0.13 per share. This dividend was paid March 1, 1999 to shareholders of record on February 16, 1999, and equaled an annual dividend rate of $0.56. This was the fifth dividend increase since year-end 1995.
   National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $19.25 per share at the close of the market on March 31, 1999, versus a book value of $8.77 per share, resulting in a market-to-book ratio of 219.50%. In comparison, the bid price of FSCO common stock was $23.813 per share at the close of the market on March 31, 1998, versus a book value of $8.02 per share, resulting in a market-to-book ratio of 296.92%. At March 31, 1999, FSCO's common stock market capitalization was $3.7 billion, down $0.7 billion or 16.0% from year-end 1998 and down $0.8 billion or 18.0% from one year ago.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
   FSCO's total stockholders' equity increased to $1.7 billion at March 31, 1999, up $0.1 billion or 4.4% from year-end 1998 and up $0.2 billion or 11.0% from one year ago. This growth was due to earnings retained and issuances of new FSCO common stock shares for acquisitions, partially offset by a decrease in accumulated other comprehensive income, consisting of unrealized net gains in the fair value of AFS securities, and by repurchases of common stock in the public markets in 1998 and early 1999.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   FSCO's ratio of stockholders' equity to total assets was 7.59% at March 31, 1999, up from 7.36% at year-end but down from 7.85% one year ago. The ratio of tangible common equity to tangible assets was 5.55% at quarter end, down from 5.57% at year end and 6.18% one year ago, reflecting repurchases of common stock, balance sheet growth, goodwill recognized with various mergers, and the ongoing origination of loan servicing rights.
   A comparison of FSCO to its BHCPR peer group as of December 31, 1998 showed that: FSCO's ratio of stockholders' equity to total assets was 7.36%, compared with the peer group average of 8.07%; and its ratio of tangible common equity to tangible assets was 5.57%, compared with the peer group average of 5.90%.
   Regulations permit FSCO's $150 million of Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026, issued in 1997, to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.
   FSCO's risk-based capital ratios remained strong at March 31, 1999 due to earnings retained and the above-mentioned Capital Income Securities. FSCO's risk-based capital ratios and leverage ratios were as follows:
                                                March 31   Dec. 31  March 31
                                                    1999      1998      1998
      Tier 1 risk-based capital ratio              10.94%     9.10%    10.40%
      Total (Tier 1 + 2) risk-based capital ratio  13.10     11.31     13.07
      Leverage ratio                                8.29      6.90      7.50
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

MERGERS AND ACQUISITIONS

   FSCO's merger and acquisition strategies, opportunities, and activities were discussed in detail in its 1998 Annual Report on Form 10-K (hereby incorporated by reference). Mergers and acquisitions for the periods covered by this report, some previously reported, are discussed below.
   * On February 12, 1999, FSCO acquired Van Kasper & Company in a purchase acquisition and renamed it First Security Van Kasper (FS Van Kasper, headquartered in San Francisco, California). FS Van Kasper is FSCO's full-service investment banking and brokerage subsidiary.
   * On December 30, 1998, FSCO and its FSB Nevada subsidiary announced the signing of a definitive agreement to acquire XEON Financial Corporation (XEON, located in Stateline, Nevada) and its subsidiary Nevada Banking Company. At December 31, 1998, XEON had assets of $106 million, loans of $72 million, deposits of $94 million, and 3 branches. This merger is expected to close mid-year 1999, pending regulatory and shareholder approvals.
   * On January 13, 1999, FSCO and its FSB Nevada subsidiary announced the signing of a definitive agreement to acquire Comstock Bancorp (Comstock, located in Reno, Nevada) and its subsidiary Comstock Bank. At December 31, 1998, Comstock had assets of $225 million, loans of $142 million, deposits of $196 million, and 4 branches. This merger has been approved by Comstock shareholders and is expected to close mid-year 1999, pending regulatory approvals.

NATIONAL & REGIONAL ECONOMY

   The U.S. economic expansion continued impressively strong in the first quarter of 1999. Consumer spending was particularly robust, sustained by full employment, ongoing aggressive borrowing, and the wealth effect from appreciating equity prices. A widening international trade deficit moderately narrowed the overall first-quarter growth pace relative to the 6% gain achieved in the fourth quarter of 1998. During the first quarter of 1999, crude oil prices jumped above $17.00 per barrel, which, when passed on to retail gasoline prices, will increase the rate of measured inflation. The net effect on the economy, however, may more closely resemble a foreign-imposed tax and could actually restrain the non-energy segments of consumer spending. Monetary policy was unchanged in the first quarter. With the jump in energy prices and some improved growth prospects internationally, longer term interest rates have edged modestly higher.
   While the regional economies of the Mountain and Pacific states remain solid and generally vigorous, the pace of expansion has slowed in many states. The unemployment rates are mainly low, but net in-migration and employment gains have diminished. The construction industry, both for residential and commercial building, continued strong in the first quarter. With favorable mortgage financing conditions available, real-estate sales on the whole were strong.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Factors that may affect FSCO's future results of operations and financial condition, including competition, economic conditions, and technology, were discussed in detail in its 1998 Annual Report on Form 10-K (hereby incorporated by reference).

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 PROJECT
   All businesses and industries worldwide face a "Year 2000" problem in which some computer hardware, software, and other systems and equipment may not properly process date calculations before, during, or after the year 2000. In 1996, FSCO initiated a Year 2000 project which involves identifying and remediating date recognition problems in its systems and applications. FSCO has made the successful resolution of its Year 2000 issues its highest corporate priority.
   FSCO's Year 2000 project encompasses all internal operations and systems, including computer hardware and software, data/voice systems, facilities control, security, and other non-information technology systems and equipment to resolve any potential date-handling problems. In addition, FSCO's year 2000 project includes interactions with "other parties" such as deposit and loan customers, business partners, vendors and suppliers, other financial institutions, regulatory agencies, utilities, service providers, and others.
   FSCO's Year 2000 project strategy is to implement, where possible, the most recent versions of currently used software that are Year 2000 compliant. This strategy will enable FSCO to become Year 2000 ready, add functionality supportive of new products and services, become more efficient, reduce maintenance costs and, in many cases, improve customer service. In the strategic sense, this approach has enabled FSCO to derive the most benefit from the dollars spent.
   FSCO's total Year 2000 project expenditure is estimated at $40 to $45 million including $2.6 million accrued and spent in 1997; $23.7 million accrued and spent in 1998; $13 to $18 million planned in 1999; and $1 million planned in 2000. These expenditures are being funded through operating cash flows. Of the $40 to $45 million total Year 2000 project expenditure, it is expected that $12.5 million will be capitalized, including approximately $1.0 million capitalized in 1999, and the remainder reported as expense.
   As of March 31, 1999, FSCO remains on schedule to have all critical computer systems Year 2000 ready by June 30, 1999 and is in the final stretch of its Year 2000 readiness efforts. To date, all testing has been successful. FSCO will continually test its systems during 1999 to assure that they function properly. FSCO is confident that there will be no unusual disruptions in its systems and services in January 2000 or beyond.

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 RISKS
FSCO'S YEAR 2000 CONTINGENCY PLANS
   FSCO's Year 2000 Risks and Year 2000 Contingency Plans were discussed in detail in its 1998 Annual Report on Form 10-K (hereby incorporated by reference).

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

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
($ in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1999       1998       1998       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common & Preferred Stock Data:
Earnings per common share basic                      0.34       0.36       0.34       0.30       0.33       0.34       0.33     3.0
Earnings per common share diluted                    0.34       0.35       0.33       0.29       0.32       0.34       0.32     6.3
Tangible EPS diluted                                 0.40       0.41       0.37       0.33       0.35       0.40       0.35    14.3
Dividends paid per common share                      0.14       0.13       0.13       0.13       0.13       0.14       0.13     7.7
Book value per common share [EOP]                    8.77       8.54       8.54       8.21       8.02       8.77       8.02     9.4
Tangible book value per common share [EOP]           6.29       6.35       6.64       6.34       6.21       6.29       6.21     1.3
Market price (bid) [EOP]                           19.250     23.313     16.688     21.375     23.813     19.250     23.813   (19.2)
  High bid for the period                          23.750     23.313     23.938     24.750     26.167     23.750     26.167    (9.2)
  Low bid for the period                           17.563     15.938     15.500     21.000     21.833     17.563     21.833   (19.6)
Market capitalization (mktprice x #shrs) [EOP]  3,654,285  4,352,817  3,144,703  4,016,256  4,457,936  3,654,285  4,457,936   (18.0)
Market price / book value per com share [EOP] %    219.50     272.99     195.41     260.35     296.92     219.50     296.92
Dividend payout ratio (DPS / EPS basic) %           41.18      36.11      38.24      43.33      39.39      41.18      39.39
Dividend yield (DPS / mktprice) [EOP] %              2.91       2.23       3.12       2.43       2.18       2.91       2.18
Price / earnings ratio(mktprice/4qtrsEPSbasic)       14.4x      17.5x      13.0x      17.2x      19.4x      14.4x      19.4x
Common shares basic [EOP]                         189,833    186,712    188,441    187,895    187,206    189,833    187,206     1.4
Common shares basic [Avg]                         188,242    188,370    187,931    187,623    186,336    188,242    186,336     1.0
Common shares diluted [Avg]                       193,403    193,756    193,621    194,471    193,510    193,403    193,510    (0.1)
Preferred shares [EOP]                                  9          9          9          9         10          9         10   (10.0)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income                                   369,836    369,193    366,416    350,950    334,101    369,836    334,101    10.7
Interest expense                                  187,254    182,478    186,661    178,012    169,810    187,254    169,810    10.3
Net interest income                               182,582    186,715    179,755    172,938    164,291    182,582    164,291    11.1
Fully taxable equivalent (FTE) adjustment           2,660      2,716      2,259      2,827      2,579      2,660      2,579     3.1
Net interest income, FTE                          185,242    189,431    182,014    175,765    166,870    185,242    166,870    11.0
Provision for loan losses                          16,877     22,861     18,068     18,396     12,598     16,877     12,598    34.0
Noninterest income                                123,359    132,444    114,896    118,534    108,516    123,359    108,516    13.7
Noninterest expenses                              192,415    193,489    179,516    184,277    165,806    192,415    165,806    16.0
Provision for income taxes                         31,771     35,496     33,976     32,892     33,034     31,771     33,034    (3.8)
Net income                                         64,878     67,313     63,091     55,907     61,369     64,878     61,369     5.7
Preferred stock dividend requirement                    7          7          7          7          7          7          7     0.0
Common stock dividend                              26,583     24,580     24,472     22,943     23,586     26,583     23,586    12.7
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities                        396,563    329,109     73,067     53,343    318,224    396,563    318,224    24.6
Available for sale (AFS) securities             5,825,155  4,764,127  4,912,396  4,806,559  4,386,629  5,825,155  4,386,629    32.8
  Memo: fair value adjustment AFS securities       12,507     48,251     79,150     39,154     34,640     12,507     34,640   (63.9)
Loans, net of unearned income                  13,160,919 14,013,417 12,926,926 12,530,360 12,436,407 13,160,919 12,436,407     5.8
Reserve for loan losses                          (173,350)  (173,350)  (169,058)  (166,658)  (163,256)  (173,350)  (163,256)    6.2
Total interest-earning assets                  19,404,947 19,337,468 17,954,191 17,417,190 17,219,384 19,404,947 17,219,384    12.7
Intangible assets                                 472,066    409,367    357,459    351,547    338,844    472,066    338,844    39.3
Total assets                                   21,959,222 21,689,088 19,859,300 19,360,006 19,132,896 21,959,222 19,132,896    14.8
Noninterest-bearing deposits                    2,489,976  2,752,009  2,431,637  2,402,497  2,339,665  2,489,976  2,339,665     6.4
Interest-bearing deposits                      10,083,997  9,906,565  9,511,979  9,514,706  9,483,289 10,083,997  9,483,289     6.3
Total deposits                                 12,573,973 12,658,574 11,943,616 11,917,203 11,822,954 12,573,973 11,822,954     6.4
Short-term borrowed funds                       4,236,283  4,265,589  4,026,919  3,905,250  3,986,966  4,236,283  3,986,966     6.3
Long-term debt                                  2,706,320  2,609,558  1,749,478  1,513,044  1,339,892  2,706,320  1,339,892   102.0
Total interest-bearing liabilities             17,026,600 16,781,712 15,288,376 14,933,000 14,810,147 17,026,600 14,810,147    15.0
Preferred stockholders' equity                        476        484        491        493        501        476        501    (5.0)
Common stockholders' equity                     1,665,303  1,595,011  1,609,515  1,542,377  1,500,734  1,665,303  1,500,734    11.0
Parent company investment in subsidiaries       2,068,992  1,945,390  1,788,947  1,719,975  1,678,122  2,068,992  1,678,122    23.3
============================================== ========== ========== ========== ========== ========== ========== ========== =======

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share. NM: Not Meaningful.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
($ in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1999       1998       1998       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial                                       22,741     19,562     17,042     16,463     16,055     22,741     16,055    41.6
  Real estate term                                 18,770     18,670     18,309     17,982     15,826     18,770     15,826    18.6
  Real estate construction                          6,389      6,213      4,756      4,752      4,171      6,389      4,171    53.2
  Consumer                                            146        137        305         82        140        146        140     4.3
  Leases                                              945      1,230        773        434        361        945        361   161.8
Total nonaccruing loans                            48,991     45,812     41,185     39,713     36,553     48,991     36,553    34.0
Other real estate                                   3,404      3,617      2,798      3,908      4,342      3,404      4,342   (21.6)
Total nonperforming assets                         52,395     49,429     43,983     43,621     40,895     52,395     40,895    28.1
Accruing loans past due 90 days or more            26,949     23,758     20,369     22,833     19,693     26,949     19,693    36.8
Total problem assets                               79,344     73,187     64,352     66,454     60,588     79,344     60,588    31.0
Potential problem assets                           36,552     47,319     55,150     37,229     11,493     36,552     11,493   218.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                173,350    169,058    166,658    163,256    157,525    173,350    157,525    10.0
Loans (charged off):
  Commercial                                       (1,186)    (3,259)    (1,105)    (3,725)    (1,932)    (1,186)    (1,932)  (38.6)
  Real estate term                                   (671)      (877)    (1,388)      (607)      (383)      (671)      (383)   75.2
  Real estate construction                              0       (164)         0          0          0          0          0     NM
  Consumer credit card & related                   (4,042)    (3,633)    (3,568)    (3,441)    (3,445)    (4,042)    (3,445)   17.3
  Consumer vehicle & other                        (22,441)   (21,428)   (17,004)   (15,238)   (13,122)   (22,441)   (13,122)   71.0
  Leases                                              (33)      (147)      (321)         0         (3)       (33)        (3) 1000.0
Total loans charged off                           (28,373)   (29,508)   (23,386)   (23,011)   (18,885)   (28,373)   (18,885)   50.2
Recoveries on loans charged off:
  Commercial                                        1,186      1,552        614      1,173      1,955      1,186      1,955   (39.3)
  Real estate term                                    381        291        403        400        731        381        731   (47.9)
  Real estate construction                              2          1          1         18          3          2          3   (33.3)
  Consumer credit card & related                      669        728        657        622        728        669        728    (8.1)
  Consumer vehicle & other                          9,256      6,491      6,032      5,801      5,673      9,256      5,673    63.2
  Leases                                                2          0         11          3          1          2          1   100.0
Total recoveries of loans charged off              11,496      9,063      7,718      8,017      9,091     11,496      9,091    26.5
Net loans (charged off) recovered                 (16,877)   (20,445)   (15,668)   (14,994)    (9,794)   (16,877)    (9,794)   72.3
Provision for loan losses                          16,877     22,861     18,068     18,396     12,598     16,877     12,598    34.0
Acquisitions                                            0      1,876          0          0      2,927          0      2,927  (100.0)
Reserve for loan losses, ending                   173,350    173,350    169,058    166,658    163,256    173,350    163,256     6.2
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities                        274,855    139,293     64,310    138,157    295,414    274,855    295,414    (7.0)
Available for sale (AFS) securities             5,043,922  4,870,349  4,824,517  4,524,500  4,310,715  5,043,922  4,310,715    17.0
  Memo: fair value adjustment AFS securities       37,590     62,380     41,719     33,956     41,342     37,590     41,342    (9.1)
Loans, net of unearned income                  13,675,678 13,310,822 12,844,942 12,374,882 11,656,881 13,675,678 11,656,881    17.3
Reserve for loan losses                          (174,556)  (170,129)  (167,555)  (164,256)  (160,269)  (174,556)  (160,269)    8.9
Deferred taxes on leases                         (218,334)  (200,571)  (193,572)  (198,673)  (196,556)  (218,334)  (196,556)   11.1
Total interest-earning assets, excluding
  fair value adjustment AFS securities
  & deferred taxes on leases                   18,916,172 18,175,389 17,580,579 16,939,894 16,091,448 18,916,172 16,091,448    17.6
Intangible assets                                 442,252    371,371    351,880    349,850    308,452    442,252    308,452    43.4
Total assets                                   21,435,536 20,438,133 19,652,528 18,998,533 18,085,153 21,435,536 18,085,153    18.5
Noninterest-bearing deposits                    2,474,540  2,510,491  2,302,410  2,252,282  2,181,985  2,474,540  2,181,985    13.4
Interest-bearing deposits                       9,896,659  9,587,111  9,531,570  9,459,908  9,207,647  9,896,659  9,207,647     7.5
Total deposits                                 12,371,199 12,097,602 11,833,980 11,712,190 11,389,632 12,371,199 11,389,632     8.6
Short-term borrowed funds                       4,165,438  3,779,161  4,146,642  3,851,257  3,522,497  4,165,438  3,522,497    18.3
Long-term debt                                  2,653,130  2,350,927  1,611,966  1,433,195  1,314,965  2,653,130  1,314,965   101.8
Total interest-bearing liabilities             16,715,227 15,717,199 15,290,178 14,744,360 14,045,109 16,715,227 14,045,109    19.0
Preferred stockholders' equity                        477        487        492        497        501        477        501    (4.8)
Common stockholders' equity                     1,579,645  1,617,608  1,557,403  1,519,335  1,411,739  1,579,645  1,411,739    11.9
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average. NM: Not Meaningful.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
($ in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1999       1998       1998       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                     10,030      9,424      9,229      8,854      8,472     10,030      8,472    18.4
Domestic bank offices:
FS Bank (Utah offices)                                138        134        133        132        130        138        130     6.2
FS Bank (Idaho offices)                                88         88         88         88         88         88         88     0.0
FS Bank (Oregon offices)                               14         14         14         14         13         14         13     7.7
FS Bank (Wyoming offices)                               8          8          8          8          8          8          8     0.0
FSB New Mexico                                         34         34         32         31         31         34         31     9.7
FSB Southern New Mexico                                11         11         11         11         11         11         11     0.0
FSB Nevada                                             15         15         14         14         14         15         14     7.1
FSB California                                         16         18         17         17         17         16         17    (5.9)
Total domestic bank offices                           324        322        317        315        312        324        312     3.8
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Selected Ratios (%):
Return on average assets (ROAA)                      1.23       1.31       1.27       1.18       1.38       1.23       1.38
Tangible ROAA                                        1.49       1.56       1.49       1.40       1.56       1.49       1.56
Return on average stockholders' equity (ROAE)       16.65      16.50      16.07      14.75      17.62      16.65      17.62
Tangible ROAE                                       27.44      25.08      23.81      22.26      25.14      27.44      25.14
Net interest margin, FTE                             3.92       4.17       4.14       4.15       4.15       3.92       4.15
Net interest spread, FTE                             3.40       3.54       3.51       3.52       3.53       3.40       3.53
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     62.35      60.11      60.46      62.62      60.21      62.35      60.21
Productivity ratio (nonint exp / avg assets)         3.64       3.76       3.62       3.89       3.72       3.64       3.72
Stockholders' equity / assets [EOP]                  7.59       7.36       8.11       7.97       7.85       7.59       7.85
Stockholders' equity / assets [Avg]                  7.37       7.92       7.93       8.00       7.81       7.37       7.81
Tangible common equity / tangible assets [EOP]       5.55       5.57       6.42       6.26       6.18       5.55       6.18
Loans / deposits [EOP]                             104.67     110.70     108.23     105.15     105.19     104.67     105.19
Loans / assets [EOP]                                59.93      64.61      65.09      64.72      65.00      59.93      65.00
Reserve for loan losses [EOP] /:
  Total loans                                        1.32       1.24       1.31       1.33       1.31       1.32       1.31
  Nonaccruing loans                                353.84     378.39     410.48     419.66     446.63     353.84     446.63
  Nonaccruing + accruing loans past due 90 days    228.27     249.17     274.65     266.46     290.25     228.27     290.25
Nonaccruing loans / total loans                      0.37       0.33       0.32       0.32       0.29       0.37       0.29
Nonaccruing + accr loans past due / total loans      0.58       0.50       0.48       0.50       0.45       0.58       0.45
Nonperforming assets /:
  Total loans + other real estate                    0.40       0.35       0.34       0.35       0.33       0.40       0.33
  Total assets                                       0.24       0.23       0.22       0.23       0.21       0.24       0.21
  Total equity                                       3.15       3.10       2.73       2.83       2.72       3.15       2.72
  Total equity + reserve for loan losses             2.85       2.79       2.47       2.55       2.46       2.85       2.46
Problem assets /:
  Total loans + other real estate                    0.60       0.52       0.50       0.53       0.49       0.60       0.49
  Total assets                                       0.36       0.34       0.32       0.34       0.32       0.36       0.32
  Total equity                                       4.76       4.59       4.00       4.31       4.04       4.76       4.04
  Total equity + reserve for loan losses             4.31       4.14       3.62       3.89       3.64       4.31       3.64
Net loans charged off / average loans                0.50       0.61       0.48       0.49       0.34       0.50       0.34
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%) - as of March 31, 1999:
                                                     FSCO    FS Bank     FSB NM    FSB SNM   FSB Nev.   FSB Cal.
                                               ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       8.29       7.37       5.75      11.47       8.04       7.01
Tier 1 risk-based capital ratio                     10.94       9.48      10.84      20.98      14.37       9.77
Total (Tier 1 + 2) risk-based capital ratio         13.10      10.59      12.10      22.23      15.63      11.02
Tier 1 risk-based capital $                     1,821,408  1,252,047    137,164     47,350     85,330     80,824
Total (Tier 1 + 2) risk-based capital $         2,179,994  1,398,690    153,214     50,172     92,786     91,180
Total risk-based assets - loan loss reserve $  16,644,764 13,207,077  1,265,733    225,659    593,776    827,517
============================================== ========== ========== ========== ========== ========== ========== ========== =======

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average. NM: Not Meaningful.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A, B)

For the Three Months Ended March 31, 1999 and 1998
        Average Balance  Yield/Rate %                                                   Interest Inc/Exp   Change   Changes Due To:
       1999        1998   1999   1998                                                    1999       1998  1999-98   Volume     Rate
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      INTEREST-EARNING ASSETS / INCOME:
    168,410      64,753   4.56   5.98 Federal funds sold & securities purchased         1,918        968      950    1,550     (600)
      9,231       1,583  10.36   7.83 Interest-bearing deposits in other banks            239         31      208      150       58
    274,855     295,414   7.24   5.74 Trading account securities                        4,975      4,238      737     (295)   1,032
  5,006,332   4,269,373   6.57   6.69 Available for sale securities, amortized cost    82,237     71,356   10,881   12,317   (1,436)
                                      Loans, net of unearned income &
 13,457,344  11,460,325   8.42   9.08   deferred taxes on leases (C)                  283,127    260,087   23,040   45,321  (22,281)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 18,916,172  16,091,448   7.88   8.37 TOTAL INTEREST-EARNING ASSETS / INCOME          372,496    336,680   35,816   59,043  (23,227)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------

                                      INTEREST-BEARING LIABILITIES / EXPENSE:
                                      Interest-Bearing Deposits:
    367,041     308,308   1.40   1.77 Interest-bearing demand accounts                  1,282      1,363      (81)     260     (341)
  4,603,616   4,055,873   2.66   2.98 Savings & money market accounts                  30,620     30,193      427    4,078   (3,651)
  1,386,358   1,359,742   5.37   5.86 Time deposits of $100,000 or more                18,595     19,912   (1,317)     390   (1,707)
  3,539,644   3,483,724   5.38   5.63 Other time deposits                              47,566     49,041   (1,475)     787   (2,262)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
  9,896,659   9,207,647   3.96   4.37 TOTAL INTEREST-BEARING DEPOSITS                  98,063    100,509   (2,446)   5,515   (7,961)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
  3,721,928   3,132,072   4.68   5.31 Federal funds purchased & securities sold        43,526     41,594    1,932    7,833   (5,901)
    443,510     390,425   6.09   5.87 Other short-term borrowings                       6,751      5,733    1,018      780      238
  2,653,130   1,314,965   5.87   6.68 Long-term debt                                   38,914     21,974   16,940   22,362   (5,422)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 16,715,227  14,045,109   4.48   4.84 TOTAL INTEREST-BEAR LIABILITIES / EXPENSE       187,254    169,810   17,444   36,490  (19,046)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                          7.88   8.37 Interest income FTE / earning assets
                          3.96   4.22 Interest expense / earning assets
                        ------ ------ --------------------------------------------
                          3.92   4.15 Net interest income FTE / earning assets        185,242    166,870   18,372   22,553   (4,181)
                                      Less fully taxable equivalent adjustment          2,660      2,579       81
                        ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      NET INTEREST INCOME                             182,582    164,291   18,291
=========== =========== ====== ====== ============================================ ========== ========== ======== ======== ========

(A) All FSCO financial data have been previously restated for the May 30, 1998 pooling-of-interests merger with FSB California.
    Certain reclassifications of 1998 amounts have been made to conform to 1999 classifications.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1999 and 1998.
(C) Loans include nonaccruing loans.
    Interest on loans includes fees of $12,904 and $9,855 for the 1999 and 1998 quarters, respectively.

FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited) (A)
                                                     March 31   %Total  December 31   %Total     March 31    %Total Mar/Mar
                                                         1999    Loans         1998    Loans         1998    Loans     %Chg
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
COMMERCIAL LOANS:
Commercial & industrial                             2,545,964     19.3    2,562,274     18.3    2,199,722     17.7     15.7
Agricultural                                          328,576      2.5      404,038      2.9      315,686      2.5      4.1
Other commercial                                      258,810      2.0      198,673      1.4      287,300      2.3     (9.9)
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL COMMERCIAL LOANS                              3,133,350     23.8    3,164,985     22.6    2,802,708     22.5     11.8
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term                      2,780,440     21.1    3,505,920     25.0    2,954,854     23.8     (5.9)
1 to 4 family residential home equity                 394,807      3.0      424,102      3.0      480,041      3.9    (17.8)
1 to 4 family residential construction                623,891      4.7      577,940      4.1      451,700      3.6     38.1
Commercial & other term                             1,344,653     10.2    1,325,071      9.5    1,141,738      9.2     17.8
Commercial & other construction                       364,722      2.8      265,879      1.9      317,760      2.6     14.8
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL REAL ESTATE SECURED LOANS                     5,508,513     41.9    6,098,912     43.5    5,346,093     43.0      3.0
  Memo: Total real estate term                      4,519,900     34.3    5,255,093     37.5    4,576,633     36.8     (1.2)
  Memo: Loans held for sale included
    in total real estate term                       1,637,532     12.4    2,391,508     17.1    1,629,832     13.1      0.5
  Memo: Total real estate construction                988,613      7.5      843,819      6.0      769,460      6.2     28.5
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
CONSUMER LOANS:
Credit card & related                                 312,495      2.4      328,853      2.3      312,424      2.5      0.0
Vehicle & other consumer                            2,830,786     21.5    3,114,506     22.2    2,938,838     23.6     (3.7)
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL CONSUMER LOANS                                3,143,281     23.9    3,443,359     24.6    3,251,262     26.1     (3.3)
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL LEASES                                        1,375,775     10.5    1,306,161      9.3    1,036,344      8.3     32.8
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
LOANS, NET OF UNEARNED INCOME                      13,160,919    100.0   14,013,417    100.0   12,436,407    100.0      5.8
  Memo: Unearned income                              (130,658)             (127,593)             (103,968)             25.7
Reserve for loan losses                              (173,350)             (173,350)             (163,256)              6.2
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL LOANS, NET                                   12,987,569            13,840,067            12,273,151               5.8
================================================ ============ ======== ============ ======== ============ ======== ========

(A) All FSCO financial data have been previously restated for the May 30, 1998 pooling-of-interests merger with FSB California.
    Certain reclassifications of 1998 amounts have been made to conform to 1999 classifications.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner and will always vigorously defend itself against unfounded claims, with a corresponding cost in legal fees and expenses. Since the filing of FSCO's 1998 Annual Report on Form 10-K, there have been no material litigation or changes in existing litigation, as defined under SEC regulations, involving FSCO and/or one or more of its subsidiaries, except as discussed below.
   The New Mexico case of "Brown, et al. v. First Security Bank of New Mexico, N.A., et al.," Case No. CV 99-02904, Second Judicial District Court, County of Bernalillo, State of New Mexico (filed March 25, 1999) was recently filed as a class action in New Mexico state court alleging breach of contract, breach of state unfair practices act and breach of implied covenant of good faith in connection with the practices of FSB New Mexico (and other FSCO entities) of processing items against checking accounts and assessing insufficient funds fees. Appropriate answers and motions to dismiss are anticipated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   FSCO held its Annual Shareholders' Meeting on April 26, 1999. There were 194,631,275.000 total equivalent shares outstanding (entitled to vote) of which 161,829,765.000 or 83.147% shares were actually voted (by proxy and in person).
   Votes were taken on the following Proposals For Shareholder Action, described in FSCO's Proxy Statement dated March 22, 1999:

   * Item No. 1 "Election of Directors". The Nominating Committee of FSCO's board of directors nominated all twenty current Directors, named below, to serve as Directors until the next Annual Meeting or until their successors are elected and qualified. The results of this vote were as follows:
                                            VOTES             VOTES      VOTES
   NOMINEE:                                 FOR #        WITHHELD #      FOR %
   JAMES C. BEARDALL              159,943,300.000     1,886,465.000     98.834
   RODNEY H. BRADY                159,925,510.000     1,904,255.000     98.823
   JAMES E. BRUCE                 159,810,848.000     2,018,917.000     98.752
   THOMAS D. DEE, II              159,819,502.000     2,010,263.000     98.758
   SPENCER F. ECCLES              159,732,409.000     2,097,356.000     98.704
   MORGAN J. EVANS                159,897,029.000     1,932,736.000     98.806
   DR. DAVID P. GARDNER           159,858,778.000     1,970,987.000     98.782
   ROBERT H. GARFF                159,813,258.000     2,016,507.000     98.754
   JAY DEE HARRIS                 159,717,183.000     2,112,582.000     98.695
   ROBERT T. HEINER               159,878,133.000     1,951,632.000     98.794
   KAREN H. HUNTSMAN              158,743,536.000     3,086,229.000     98.093
   G. FRANK JOKLIK                159,344,308.000     2,485,457.000     98.464
   B. Z. KASTLER                  159,769,947.000     2,059,818.000     98.727
   DR. J. BERNARD MACHEN          159,427,596.000     2,402,169.000     98.516
   JOSEPH G. MALOOF               159,133,500.000     2,696,265.000     98.334
   MICHELE PAPEN-DANIEL           159,917,088.000     1,912,677.000     98.818
   SCOTT S. PARKER                159,910,625.000     1,919,140.000     98.814
   JAMES L. SORENSON              159,766,120.000     2,063,645.000     98.725
   HAROLD J. STEELE               159,726,438.000     2,103,327.000     98.700
   JAMES R. WILSON                159,870,638.000     1,959,127.000     98.789

   * Item No. 2: "Proposed increase in the number of shares available under First Security's Comprehensive Management Incentive Plan" from the current 21,726,563 shares to 27,726,563 shares. The results of this vote were as follows:
                 VOTES FOR             VOTES AGAINST            VOTES WITHHELD
                 #       %                 #       %                 #       %
   134,549,012.000  83.142    22,066,418.000  13.636     5,214,335.000   3.222

ITEM 5. OTHER INFORMATION
   Shareholder proposals for action at FSCO's 2000 Annual Meeting that are not requested to be included in its 2000 Proxy Statement must be received by FSCO in the same way and within the same time periods as all other shareholder proposals. A special bylaw provision requires all shareholder proposals to be received by FSCO not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of: (1) the 90th day prior to such annual meeting; or (2) the 10th day following the day on which public announcement of the date of such meeting is first made by FSCO.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).
(b) Reports on Form 8-K (all are Item 5 Other Information):
    * Jan. 25, 1999 report of a Jan. 21, 1999 press release announcing FSCO's earnings and other financial data for the year and quarter ended Dec. 31, 1998.
    * Feb. 1, 1999 report of a change to previously announced approximate conversion ratios for shares to be issued by FSCO to acquire Van Kasper & Company.
    * Feb. 9, 1999 report of disclosures relating to certain litigation associated with the Van Kasper & Company acquisition.

                                    # # #

SIGNATURES
FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
   First Security Corporation, by


/s/ Brad D. Hardy                          May 13, 1999
----------------------------------------   ------------------
Brad D. Hardy                              Date
Executive Vice President Corporate Services,
General Counsel,
Chief Financial Officer, and
Secretary of First Security Corporation
(Principal Financial and Accounting Officer)

                                    # # #