Form 10-Q/A
period 1999-03-31
FIRST SECURITY CORP /UT/
filed 1999-05-18
CIK 312367

May 18, 1999

To Whom It May Concern:

   Attached is First Security Corporation's (FSCO) Form 10-Q/A AMENDED.

   On May 18, 1999, First Security Corporation (FSCO) filed this Form 10-Q/A to AMEND its Form 10-Q for the quarterly period ended March 31, 1999 (previously filed and accepted by the S.E.C. on May 13, 1999). This 10-Q/A corrects only the following items:

   Capital Ratios & Risk-Based Capital Ratios (%)
   As of March 31, 1999                                         Originally
                                                        Correct   Reported
                                                     ---------- ----------
      Leverage ratio                                       6.94%      8.29%
      Tier 1 risk-based capital ratio                      9.20%     10.94%
      Total (Tier 1 + 2) risk-based capital ratio         11.39%     13.10%
      Tier 1 risk-based capital $                     1,501,605  1,821,408
      Total (Tier 1 + 2) risk-based capital $         1,860,061  2,179,994
      Total risk-based assets - loan loss reserve $  16,324,962 16,644,764

   This data was reported in the following sections of FSCO's Management's Discussion and Analysis of Results of Operations and Financial Condition:
   * Stockholders' Equity and Capital Adequacy; and
   * Supplemental Financial Tables: Financial Highlights, Risk-Based Capital Ratios.

   All other data previously reported in FSCO's 10-Q remains unchanged.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            FORM 10-Q/A AMENDED (*)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                   March 31, 1999
Commission File Number                                                   1-6906

                           FIRST SECURITY CORPORATION
             (Exact name of registrant as specified in its charter)
State of incorporation                                                 Delaware
I.R.S. Employer Identification No.                                   87-6118148
Address of principal executive offices            79 South Main, P.O. Box 30006
                                                           Salt Lake City, Utah
Zip Code                                                             84130-0006
Registrant's telephone number, including area code               (801) 246-5976

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


(*) On May 18, 1999, First Security Corporation (FSCO) filed this Form 10-Q/A to AMEND its Form 10-Q for the quarterly period ended March 31, 1999 (previously filed and accepted by the S.E.C. on May 13, 1999). This 10-Q/A corrects only the following items:

   Capital Ratios & Risk-Based Capital Ratios (%)
   As of March 31, 1999                                         Originally
                                                        Correct   Reported
                                                     ---------- ----------
      Leverage ratio                                       6.94%      8.29%
      Tier 1 risk-based capital ratio                      9.20%     10.94%
      Total (Tier 1 + 2) risk-based capital ratio         11.39%     13.10%
      Tier 1 risk-based capital $                     1,501,605  1,821,408
      Total (Tier 1 + 2) risk-based capital $         1,860,061  2,179,994
      Total risk-based assets - loan loss reserve $  16,324,962 16,644,764

   This data was reported in the following sections of FSCO's Management's Discussion and Analysis of Results of Operations and Financial Condition:
   * Stockholders' Equity and Capital Adequacy; and
   * Supplemental Financial Tables: Financial Highlights, Risk-Based Capital Ratios.

   All other data previously reported in FSCO's 10-Q remains unchanged.

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
                                                March 31   Dec. 31  March 31
                                                    1999      1998      1998
                                               --------- --------- ---------
      Tier 1 risk-based capital ratio               9.20%     9.10%    10.40%
      Total (Tier 1 + 2) risk-based capital ratio  11.39     11.31     13.07
      Leverage ratio                                6.94      6.90      7.50
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
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average. NM: Not Meaningful.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
($ in thousands, except per share data and ratios; unaudited)
                                                  1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr     Year-To-Date Three Months
                                                     1999       1998       1998       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                     10,030      9,424      9,229      8,854      8,472     10,030      8,472    18.4
Domestic bank offices:
FS Bank (Utah offices)                                138        134        133        132        130        138        130     6.2
FS Bank (Idaho offices)                                88         88         88         88         88         88         88     0.0
FS Bank (Oregon offices)                               14         14         14         14         13         14         13     7.7
FS Bank (Wyoming offices)                               8          8          8          8          8          8          8     0.0
FSB New Mexico                                         34         34         32         31         31         34         31     9.7
FSB Southern New Mexico                                11         11         11         11         11         11         11     0.0
FSB Nevada                                             15         15         14         14         14         15         14     7.1
FSB California                                         16         18         17         17         17         16         17    (5.9)
Total domestic bank offices                           324        322        317        315        312        324        312     3.8
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Selected Ratios (%):
Return on average assets (ROAA)                      1.23       1.31       1.27       1.18       1.38       1.23       1.38
Tangible ROAA                                        1.49       1.56       1.49       1.40       1.56       1.49       1.56
Return on average stockholders' equity (ROAE)       16.65      16.50      16.07      14.75      17.62      16.65      17.62
Tangible ROAE                                       27.44      25.08      23.81      22.26      25.14      27.44      25.14
Net interest margin, FTE                             3.92       4.17       4.14       4.15       4.15       3.92       4.15
Net interest spread, FTE                             3.40       3.54       3.51       3.52       3.53       3.40       3.53
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     62.35      60.11      60.46      62.62      60.21      62.35      60.21
Productivity ratio (nonint exp / avg assets)         3.64       3.76       3.62       3.89       3.72       3.64       3.72
Stockholders' equity / assets [EOP]                  7.59       7.36       8.11       7.97       7.85       7.59       7.85
Stockholders' equity / assets [Avg]                  7.37       7.92       7.93       8.00       7.81       7.37       7.81
Tangible common equity / tangible assets [EOP]       5.55       5.57       6.42       6.26       6.18       5.55       6.18
Loans / deposits [EOP]                             104.67     110.70     108.23     105.15     105.19     104.67     105.19
Loans / assets [EOP]                                59.93      64.61      65.09      64.72      65.00      59.93      65.00
Reserve for loan losses [EOP] /:
  Total loans                                        1.32       1.24       1.31       1.33       1.31       1.32       1.31
  Nonaccruing loans                                353.84     378.39     410.48     419.66     446.63     353.84     446.63
  Nonaccruing + accruing loans past due 90 days    228.27     249.17     274.65     266.46     290.25     228.27     290.25
Nonaccruing loans / total loans                      0.37       0.33       0.32       0.32       0.29       0.37       0.29
Nonaccruing + accr loans past due / total loans      0.58       0.50       0.48       0.50       0.45       0.58       0.45
Nonperforming assets /:
  Total loans + other real estate                    0.40       0.35       0.34       0.35       0.33       0.40       0.33
  Total assets                                       0.24       0.23       0.22       0.23       0.21       0.24       0.21
  Total equity                                       3.15       3.10       2.73       2.83       2.72       3.15       2.72
  Total equity + reserve for loan losses             2.85       2.79       2.47       2.55       2.46       2.85       2.46
Problem assets /:
  Total loans + other real estate                    0.60       0.52       0.50       0.53       0.49       0.60       0.49
  Total assets                                       0.36       0.34       0.32       0.34       0.32       0.36       0.32
  Total equity                                       4.76       4.59       4.00       4.31       4.04       4.76       4.04
  Total equity + reserve for loan losses             4.31       4.14       3.62       3.89       3.64       4.31       3.64
Net loans charged off / average loans                0.50       0.61       0.48       0.49       0.34       0.50       0.34
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%) - as of March 31, 1999:
                                                     FSCO    FS Bank     FSB NM    FSB SNM   FSB Nev.   FSB Cal.
                                               ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       6.94       7.37       5.75      11.47       8.04       7.01
Tier 1 risk-based capital ratio                      9.20       9.48      10.84      20.98      14.37       9.77
Total (Tier 1 + 2) risk-based capital ratio         11.39      10.59      12.10      22.23      15.63      11.02
Tier 1 risk-based capital $                     1,501,605  1,252,047    137,164     47,350     85,330     80,824
Total (Tier 1 + 2) risk-based capital $         1,860,061  1,398,690    153,214     50,172     92,786     91,180
Total risk-based assets - loan loss reserve $  16,324,962 13,207,077  1,265,733    225,659    593,776    827,517
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

                                    # # #

SIGNATURES
FORM 10-Q/A - for the quarterly period ended March 31, 1999
FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
   First Security Corporation, by


/s/ Brad D. Hardy                          May 18, 1999
----------------------------------------   ------------------
Brad D. Hardy                              Date
Executive Vice President Corporate Services,
General Counsel,
Chief Financial Officer, and
Secretary of First Security Corporation
(Principal Financial and Accounting Officer)

                                    # # #