Form 10-Q
period 1999-06-30
FIRST SECURITY CORP /UT/
filed 1999-08-12
CIK 312367

August 12, 1999

To Whom It May Concern:

   Attached is First Security Corporation's (FSCO) Form 10-Q Quarterly Report for the quarter ended June 30, 1999, as filed via EDGAR with the S.E.C. on Thursday, August 12, 1999.

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                   June 30, 1999
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

                             Yes [X]       No [ ]

   As of July 31, 1999, outstanding shares of Common Stock, par value $1.25, were 195,245,056 (net of 1,626,269 treasury shares).



FIRST SECURITY CORPORATION - INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Statements of Income
  Three Months and Year-To-Date Six Months Ended June 30, 1999 and 1998 Consolidated Balance Sheets
  June 30, 1999, December 31, 1998, and June 30, 1998
Condensed Consolidated Statements of Cash Flows
  Three Months Ended June 30, 1999 and 1998
Condensed Consolidated Statements of Comprehensive Income
  Three Months and Year-To-Date Six Months Ended June 30, 1999 and 1998 Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of
  Results of Operations and Financial Condition:
Important Notices
Forward-Looking Statements
Highlights
Line of Business Segments
Analysis of Statements of Income
  Earnings Summary
  Revenues
  Net Interest Income and Net Interest Margin
  Provision For Loan Losses
  Noninterest Income
  Noninterest Expenses
Analysis of Balance Sheets
  Summary
  Interest-Earning Assets: Trading Account Securities
    and Other Money Market Investments
  Interest-Earning Assets: Available for Sale Securities
  Interest-Earning Assets: Loans
  Asset Quality: Problem Assets and Potential Problem Assets
  Asset Quality: Reserve for Loan Losses
  Asset Quality: Provision for Loan Losses
  Asset/Liability Management
  Asset/Liability Management: Liquidity
  Asset/Liability Management: Market Risk Management
  Asset/Liability Management: Interest Rate Risk (Excluding Trading Account
    Securities
  Asset/Liability Management: Market Risk - Trading Account Securities
  Other Assets and Liabilities
  Common and Preferred Stock
  Stockholders' Equity and Capital Adequacy
Mergers And Acquisitions
National and Regional Economy
Factors That May Affect Future Results of Operations and Financial Condition
  Year 2000 Issues: FSCO'S Year 2000 Readiness Disclosure
  Year 2000 Issues: FSCO's Year 2000 Forward-Looking Statements
Supplemental Financial Tables:
  Financial Highlights, Risk-Based Capital Ratios
  Volume/Rate Analysis
  Loans

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 4. Submission Of Matters To A Vote Of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

Exhibit 11. Computation of Earnings Per Share
Exhibit 27. Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited)
                                                                    Three Months                    Year-To-Date Six Months
For the Periods Ended June 30, 1999 and 1998                1999      1998     $Chg    %Chg       1999       1998     $Chg    %Chg
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
INTEREST INCOME:
Interest & fees on loans                                 278,633   274,737    3,896     1.4    561,075    534,192   26,883     5.0
Federal funds sold & securities purchased                  1,638     1,897     (259)  (13.7)     3,556      2,865      691    24.1
Interest-bearing deposits in other banks                      69        11       58   527.3        132         42       90   214.3
Trading account securities                                 5,305     1,823    3,482   191.0     10,280      6,049    4,231    69.9
Available for sale securities                             91,882    72,482   19,400    26.8    172,144    141,903   30,241    21.3
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
TOTAL INTEREST INCOME                                    377,527   350,950   26,577     7.6    747,187    685,051   62,136     9.1
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
INTEREST EXPENSE:
Deposits                                                  98,792   102,016   (3,224)   (3.2)   196,855    202,525   (5,670)   (2.8)
Short-term borrowings                                     52,890    52,157      733     1.4    103,167     99,484    3,683     3.7
Long-term debt                                            38,449    23,839   14,610    61.3     77,363     45,813   31,550    68.9
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
TOTAL INTEREST EXPENSE                                   190,131   178,012   12,119     6.8    377,385    347,822   29,563     8.5
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INTEREST INCOME                                      187,396   172,938   14,458     8.4    369,802    337,229   32,573     9.7
Provision for loan losses                                 10,596    18,396   (7,800)  (42.4)    27,473     30,994   (3,521)  (11.4)
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS        176,800   154,542   22,258    14.4    342,329    306,235   36,094    11.8
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                       21,917    22,612     (695)   (3.1)    43,171     44,986   (1,815)   (4.0)
Other service charges, collections, commissions & fees    15,909    13,595    2,314    17.0     32,605     25,172    7,433    29.5
Asset sale / securitization gains                         11,861    13,901   (2,040)  (14.7)    33,991     16,449   17,542   106.6
Bankcard servicing fees & third-party processing fees      1,459     8,764   (7,305)  (83.4)     2,988     17,476  (14,488)  (82.9)
Commissions & fees: insurance                              4,944     4,088      856    20.9     10,284      8,009    2,275    28.4
Commissions & fees: securities                            18,902     4,760   14,142   297.1     31,538      8,737   22,801   261.0
Mortgage banking & loan servicing activities              65,252    51,448   13,804    26.8    109,039     95,657   13,382    14.0
Loan servicing rights amortization                       (14,930)  (10,184)  (4,746)  (46.6)   (28,727)   (17,588) (11,139)  (63.3)
Trust (fiduciary) commissions & fees                       8,366     7,163    1,203    16.8     16,158     13,747    2,411    17.5
Trading account securities gains (losses)                  4,116       416    3,700   889.4      5,045        245    4,800  1959.2
Available for sale securities gains (losses)               5,495     1,603    3,892   242.8     14,478      3,312   11,166   337.1
Other                                                      1,690       368    1,322   359.2     (2,054)    10,848  (12,902) (118.9)
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
TOTAL NONINTEREST INCOME                                 144,981   118,534   26,447    22.3    268,516    227,050   41,466    18.3
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                             122,769    95,557   27,212    28.5    237,331    184,923   52,408    28.3
Amortization of intangibles                                4,290     2,882    1,408    48.9      8,047      5,502    2,545    46.3
Armored & messenger                                        1,896     1,658      238    14.4      3,786      3,280      506    15.4
Bankcard interbank interchange & fees                      3,443     8,252   (4,809)  (58.3)     6,536     17,387  (10,851)  (62.4)
Credit, appraisal & repossessions                          8,868     7,711    1,157    15.0     15,923     12,644    3,279    25.9
Fees                                                       2,618     4,729   (2,111)  (44.6)     7,127      8,015     (888)  (11.1)
Furniture & equipment                                     15,658    15,085      573     3.8     32,710     27,584    5,126    18.6
Insurance                                                  1,023     1,212     (189)  (15.6)     2,072      2,203     (131)   (5.9)
Marketing                                                  4,766     3,857      909    23.6      8,787      7,454    1,333    17.9
Occupancy, net                                            11,893     9,604    2,289    23.8     23,016     18,744    4,272    22.8
Other real estate expense & loss provision (recovery),        19       111      (92)  (82.9)       (53)       392     (445) (113.5)
Postage                                                    4,137     3,422      715    20.9      7,773      6,672    1,101    16.5
Professional                                               5,291     6,499   (1,208)  (18.6)     9,077     11,289   (2,212)  (19.6)
Stationery & supplies                                      7,461     5,449    2,012    36.9     12,692     10,800    1,892    17.5
Telephone                                                  6,671     3,415    3,256    95.3     12,001      7,724    4,277    55.4
Travel                                                     3,914     3,059      855    28.0      6,937      5,605    1,332    23.8
Other                                                     12,646    11,775      871     7.4     16,016     19,865   (3,849)  (19.4)
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
TOTAL NONINTEREST EXPENSES                               217,363   184,277   33,086    18.0    409,778    350,083   59,695    17.1
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                 104,418    88,799   15,619    17.6    201,067    183,202   17,865     9.8
Provision for income taxes                                35,575    32,892    2,683     8.2     67,346     65,926    1,420     2.2
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INCOME                                                68,843    55,907   12,936    23.1    133,721    117,276   16,445    14.0
====================================================== ========= ========= ======== ======= ========== ========== ======== =======
Dividend requirement of preferred stock                        7         7        0     0.0         14         14        0     0.0
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INCOME APPLICABLE TO COMMON STOCK                     68,836    55,900   12,936    23.1    133,707    117,262   16,445    14.0
====================================================== ========= ========= ======== ======= ========== ========== ======== =======
Common stock dividend                                     26,544    22,943    3,601    15.7     53,127     46,529    6,598    14.2
====================================================== ========= ========= ======== ======= ========== ========== ======== =======
EARNINGS PER COMMON SHARE:
Earnings per common share basic                             0.36      0.30     0.06    20.0       0.70       0.63     0.07    11.1
Earnings per common share diluted                           0.35      0.29     0.06    20.7       0.69       0.60     0.09    15.0
Common shares basic [Avg]                                191,323   187,623    3,700     2.0    189,791    186,983    2,808     1.5
Common shares diluted [Avg]                              196,402   194,471    1,931     1.0    194,911    193,993      918     0.5
====================================================== ========= ========= ======== ======= ========== ========== ======== =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                0.79      0.79     0.00     0.0       1.58       1.58     0.00     0.0
Common stock dividend                                       0.14      0.13     0.01     7.7       0.28       0.26     0.02     7.7
====================================================== ========= ========= ======== ======= ========== ========== ======== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited)
                                                                           June 30  December 31      June 30      Jun/Jun Jun/Jun
                                                                              1999         1998         1998         $Chg    %Chg
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
ASSETS:
Cash & due from banks                                                      949,452    1,026,335      908,605       40,847     4.5
Federal funds sold & securities purchased under resale agreements          159,851      230,210       26,323      133,528   507.3
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Cash & Cash Equivalents                                            1,109,303    1,256,545      934,928      174,375    18.7
Interest-bearing deposits in other banks                                     9,545          605          605        8,940  1477.7
Trading account securities                                                 147,951      329,109       53,343       94,608   177.4
Available for sale securities, at fair value                             5,923,169    4,764,127    4,806,559    1,116,610    23.2
  (Amortized cost: $6,031,121; $4,715,876; and $4,767,405; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Loans, net of unearned income                                           13,309,843   14,013,417   12,530,360      779,483     6.2
  (Unearned income: $150,879; $127,593; and $105,407; respectively)
Reserve for loan losses                                                   (174,443)    (173,350)    (166,658)      (7,785)    4.7
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Loans, Net                                                        13,135,400   13,840,067   12,363,702      771,698     6.2
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Premises & equipment, net                                                  420,494      378,032      316,999      103,495    32.6
Accrued income receivable                                                  105,396      113,399      112,510       (7,114)   (6.3)
Other real estate                                                            5,301        3,617        3,908        1,393    35.6
Other assets                                                               700,402      594,220      415,905      284,497    68.4
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Goodwill                                                                   359,886      224,802      208,657      151,229    72.5
Loan servicing rights                                                      197,476      174,196      138,699       58,777    42.4
Other intangible assets                                                     20,671       10,369        4,191       16,480   393.2
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Intangible Assets                                                    578,033      409,367      351,547      226,486    64.4
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL ASSETS                                                            22,134,994   21,689,088   19,360,006    2,774,988    14.3
===================================================================== ============ ============ ============ ============ =======
LIABILITIES:
Deposits: noninterest-bearing                                            2,621,559    2,752,009    2,402,497      219,062     9.1
Deposits: interest-bearing                                              10,361,391    9,906,565    9,514,706      846,685     8.9
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Deposits                                                          12,982,950   12,658,574   11,917,203    1,065,747     8.9
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Federal funds purchased & securities sold under repurchase agreements    3,729,477    3,747,084    3,480,902      248,575     7.1
U.S. Treasury demand notes                                                  38,040       25,081       37,562          478     1.3
Other short-term borrowings                                                366,977      493,424      386,786      (19,809)   (5.1)
Accrued income taxes                                                       349,114      333,881      303,779       45,335    14.9
Accrued interest payable                                                    49,436       58,778       46,147        3,289     7.1
Other liabilities                                                          300,568      167,213      131,713      168,855   128.2
Long-term debt                                                           2,582,370    2,609,558    1,513,044    1,069,326    70.7
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL LIABILITIES                                                       20,398,932   20,093,593   17,817,136    2,581,796    14.5
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                       472          484          493          (21)   (4.3)
  (Shares issued: 9; 9; and 9; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Common Stockholders' Equity:
Common stock: par value $1.25                                              245,865      238,760      236,416        9,449     4.0
  (Shares issued: 196,692; 191,008; and 189,133; respectively)
Paid-in surplus                                                            282,260      181,906      154,359      127,901    82.9
Retained earnings                                                        1,313,844    1,233,264    1,151,927      161,917    14.1
Accumulated other comprehensive income                                     (66,734)      30,377       24,552      (91,286) (371.8)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Subtotal                                                                 1,775,235    1,684,307    1,567,254      207,981    13.3
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Common treasury stock, at cost                                             (39,645)     (89,296)     (24,877)     (14,768)   59.4
  (Shares: 1,607; 4,296; and 1,238; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Common Stockholders' Equity                                        1,735,590    1,595,011    1,542,377      193,213    12.5
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL STOCKHOLDERS' EQUITY                                               1,736,062    1,595,495    1,542,870      193,192    12.5
---------------------------------------------------------------------------------- ------------ ------------ ------------ -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                22,134,994   21,689,088   19,360,006    2,774,988    14.3
===================================================================== ============ ============ ============ ============ =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except number of shares; unaudited)
For the Year-To-Date Six Month Periods Ended June 30, 1999 and 1998          1999        1998
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     1,702,640     421,759
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                      567,175       7,232
Redemption of matured available for sale securities                       883,275     816,620
Purchases of available for sale securities                             (2,699,750) (1,173,316)
Net (increase) decrease in interest-bearing deposits in other banks        (8,669)         (5)
Net (increase) decrease in loans                                       (2,533,543) (1,679,171)
Proceeds from sales of auto loans                                       2,040,498     500,501
Purchases of premises and equipment                                        (8,148)    (16,328)
Proceeds from sales of other real estate                                    4,736       4,374
Payments to improve other real estate                                      (1,727)     (1,754)
Net cash (paid for) received from acquisitions                             16,487      45,002
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (1,739,666) (1,496,845)
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                        28,705     156,215
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes              (4,649)    244,355
Proceeds (payments) on nonrecourse debt on leveraged leases                85,824       1,244
Proceeds from issuance of long-term debt and short-term borrowings        202,127     250,810
Payments on long-term debt and short-term borrowings                     (355,761)     (6,662)
Proceeds from issuance of common stock and sales of treasury stock          4,375       8,356
Purchases of treasury stock                                               (17,696)    (23,469)
Dividends paid                                                            (53,141)    (46,536)
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (110,216)    584,313
--------------------------------------------------------------------- ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (147,242)   (490,773)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,256,545   1,425,701
--------------------------------------------------------------------- ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                1,109,303     934,928
===================================================================== =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------------------------- ----------- -----------
CASH PAID (RECEIVED) FOR:
  Interest                                                                386,727     353,603
  Income taxes                                                                954      21,073
===================================================================== =========== ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted                                        225         157
  Number of common shares issued                                            9,225       5,986
  Conversion value                                                             12           8
Transfer of loans to other real estate                                      1,948       1,186
Net unrealized gain (loss) on available for sale securities
  included in stockholders' equity                                        (97,111)        984
Acquisitions:
  Assets acquired                                                         489,130   1,317,988
  Liabilities assumed                                                     309,298   1,147,242
  Number of FSCO shares issued                                          8,456,724  13,295,044
===================================================================== =========== ===========

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)
                                                                   Three Months                     Year-To-Date Six Months
For the Periods Ended June 30, 1999 and 1998                1999      1998     $Chg    %Chg       1999       1998     $Chg    %Chg
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INCOME                                                68,843    55,907   12,936    23.1    133,721    117,276   16,445    14.0
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
OTHER COMPREHENSIVE INCOME, AFTER TAX                    (75,093)    2,718  (77,811)(2862.8)   (97,111)       984  (98,095)(9969.0)
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
COMPREHENSIVE INCOME                                      (6,250)   58,625  (64,875) (110.7)    36,610    118,260  (81,650)  (69.0)
====================================================== ========= ========= ======== ======= ========== ========== ======== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION (FSCO)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of FSCO's management, the accompanying unaudited consolidated financial statements of FSCO contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, FSCO's: results of operations for the three months and year-to-date six months ended June 30, 1999 and 1998; financial position as of June 30, 1999, December 31, 1998, and June 30, 1998; and cash flows for the year-to-date six months ended June 30, 1999 and 1998.

   2. FSCO's results of operations for the three months and year-to-date six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

   4. FSCO's financial statements and commentary incorporate fair market values for balances added and earnings since their acquisition from the following purchase acquisitions completed in 1998 and year-to-date 1999:
   * On December 21, 1998, FSCO acquired Marine National Bank (MNB), located in Irvine, California. At December 20, 1998, MNB had assets of $259 million, loans of $114 million, deposits of $200 million, and three branches. MNB and CSB were merged and renamed as First Security Bank of California.
   * On February 12, 1999, FSCO acquired Van Kasper & Company in a purchase acquisition and renamed it First Security Van Kasper (FS Van Kasper, headquartered in San Francisco, California). FS Van Kasper is FSCO's full-service investment banking and brokerage subsidiary.
   * On June 1, 1999, FSCO acquired Comstock Bancorp (CB) and its Comstock Bank subsidiary in a purchase transaction. At March 31, 1999, CB had assets of $217 million, loans of $152 million, deposits of $188 million, five offices, and two lending centers.
   * On June 14, 1999, FSCO acquired XEON Financial Corporation and its Nevada Banking Company subsidiary (NBC) in a purchase transaction. At March 31, 1999, NBC had assets of $128 million, loans of $85 million, deposits of $117 million, three offices, and one executive loan center.
   Pro forma results of operations for 1999 and 1998, as if the above acquired companies had combined at the beginning of the periods, are not presented because the effect was not material.

   5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks and Federal funds sold and securities purchased under resale agreements.

   6. In accordance with SFAS No. 125, FSCO's capitalized loan servicing rights for the year-to-date six months ended June 30, 1999 included $52.0 million originated and $28.7 million amortized during the period.


   7. Effective January 1, 1998, FSCO adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures of certain information about FSCO's reportable operating segments. FSCO has the following reportable segments: Community Banking Services; Retail Lending Services; Business Banking Services; Capital Markets, Treasury, & Investment Management; and Parent & Other.

LINE OF BUSINESS SEGMENTS - SELECTED DATA (in thousands; unaudited) (A)
                                                                                      Capital
                                                                                     Markets,
                                             Community       Retail     Business   Treasury &
                                               Banking      Lending      Banking   Investment       Parent        Total
                                              Services     Services     Services   Management      & Other         FSCO
------------------------------------------------------ ------------ ------------ ------------ ------------ ------------
For the Year-To-Date Six Month Period Ended June 30, 1999
Total assets (Avg)                             603,433    8,696,961    3,680,331    5,460,794    3,263,885   21,705,404
Total deposits (Avg)                         8,936,535      218,258      747,152      338,747    2,243,431   12,484,123
Interest income                                  4,453      359,497      148,776      169,638       64,823      747,187
Interest expense                               177,081            0       11,575      104,210       84,519      377,385
Intersegment interest income (expense), ne     262,917     (216,574)     (69,531)     (44,621)      67,809            0
Provision for income taxes                      10,354       29,251       12,326        8,427        6,988       67,346
Net income                                      16,289       46,913       21,528       13,570       35,421      133,721
------------------------------------------------------ ------------ ------------ ------------ ------------ ------------
For the Year-To-Date Six Month Period Ended June 30, 1998
Total assets (Avg)                             769,720    9,244,451    3,326,538    4,435,726      767,931   18,544,366
Total deposits (Avg)                         8,434,308      182,975      600,460      398,380    1,935,679   11,551,802
Interest income                                  3,521      344,719      146,630      141,831       48,350      685,051
Interest expense                               185,720        3,673       10,014       92,268       56,147      347,822
Intersegment interest income (expense), ne     282,234     (214,002)     (70,464)     (33,221)      35,453            0
Provision for income taxes                      19,170       21,861       13,633        4,751        6,511       65,926
Net income                                      30,439       36,631       24,918        7,700       17,588      117,276
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

   9. Effective January 1, 1999, FSCO adopted SFAS No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans for Sale by a Mortgage Banking Enterprise", which allows an entity engaged in mortgage banking activities to classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold those investments. The adoption of SFAS No. 134 did not have a material effect on FSCO's consolidated financial statements.

  10. On July 7, 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", an amendment of FASB Statement No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 supercedes: SFAS No. 80, "Accounting for Futures Contracts"; SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk"; and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments"; and also amends certain aspects of other SFAS's previously issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. FSCO management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities and does not plan to implement SFAS No. 133 early.

                                    # # #

FIRST SECURITY CORPORATION (FSCO)
PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS (MDA) OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPORTANT NOTICES:

   THIS MDA SHOULD BE READ IN CONJUNCTION WITH FSCO'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: "Year 2000" issues; the economic environment, particularly in the regions where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting FSCO's operations and personnel.
   Be advised that FSCO, as part of its core business, regularly evaluates the potential acquisition of, and holds discussions with, prospective acquisition candidates, which candidates may conduct any type of businesses permissible for a bank holding company and its affiliates. FSCO's discussions in this document are subject to the changes that may result if any such acquisition transaction is completed. FSCO restates its guiding principle that it will not comment on or publicly announce any acquisition until after a binding and definitive acquisition agreement has been reached.
   The discussion of FSCO's "Year 2000 Issues" constitutes a Year 2000 Readiness Disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act and includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause the actual impact of Year 2000 issues to change significantly from what is described in these forward-looking statements. Those factors include, but are not limited to, ineffective remediation of computer code and the inability of FSCO's suppliers and vendors to successfully resolve their individual Year 2000 issues.
   FSCO specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

HIGHLIGHTS

   Highlights of FSCO's performance in 1999, and comparisons to corresponding 1998 periods, included:

RESULTS OF OPERATIONS - YEAR-TO-DATE 1999:
* Net income: $133.7 million, up $16.4 million or 14.0%; and up $9.2 million or 7.4% excluding 1998 one-time California State Bank (CSB) acquisition charges totaling $7.2 million after tax.
* Earnings per share diluted: $0.69, up $0.09 or 15.0%; and up $0.05 or 7.8% excluding 1998 CSB acquisition charges.
* Noninterest income: $268.5 million, up $41.5 million or 18.3%.
RESULTS OF OPERATIONS - SECOND QUARTER OF 1999:
* Net income: $68.8 million, up $12.9 million or 23.1%; and up $5.7 million or 9.0% excluding 1998 CSB acquisition charges.
* Earnings per share diluted: $0.35, up $0.06 or 20.7%; and up $0.03 or 9.4% excluding 1998 CSB acquisition charges.
* Noninterest income: $145.0 million, up $26.4 million or 22.3%.
FINANCIAL CONDITION AT JUNE 30, 1999, COMPARED WITH YEAR-END 1998:
* Total assets: $22.1 billion, up $0.4 billion or 2.1%.
* Interest-earning assets: $19.6 billion, up $0.2 billion or 1.1%.
* Stockholders' equity: $1.7 billion, up $0.1 billion or 8.8%.
* Asset quality: ratio of total problem assets to total loans and ORE of 0.60%, up from 0.52%.
* All equity and risk-based capital ratios exceeded regulatory requirements for "well capitalized" status.
MERGER & ACQUISITION HIGHLIGHTS:
* June 6, 1999, Zions Bancorporation and FSCO announced the signing of a definitive agreement to merge.
* June 1, 1999, FSCO acquired Comstock Bancorp and subsidiary.
* June 14, 1999, FSCO acquired XEON Financial Corporation and subsidiary.

LINE OF BUSINESS SEGMENTS

   FSCO's organizational management structure consisted of the following five "Line of Business" segments (see: MDA Supplemental Tables "Line of Business Segments"):
   * Community Banking Services provides transaction, deposit, electronic banking, and customer services. This segment was restructured during the first quarter of 1999 with all personal investment, private banking, personal trust, and insurance functions moved to the new Capital Markets, Treasury, and Investment Management segment.
   * Retail Lending Services provides a full range of credit products to retail and small-business customers including consumer loans (direct and indirect vehicle, credit cards, student loans, and other), residential real estate loans (mortgage, home equity, and construction), and commercial loans under $100,000. Retail Lending Services also makes loans (new and used car flooring, capital loans, and real estate loans) to selected types of businesses, including automobile dealers, residential lot developers, and home builders (for construction of single family residential homes).
   * Business Banking Services provides a full range of products to business customers, including commercial loans over $100,000, commercial real estate loans (term and construction), leases, and banking, trust, and financial services for businesses.
   * Capital Markets, Treasury, and Investment Management provides capital markets, treasury, personal investment, private banking, personal trust, insurance, investment management functions, and FS Van Kasper. This line of business segment was restructured during the first quarter of 1999 by combining the Finance and Capital Markets segment with all personal investment, private banking, personal trust, and insurance functions from the Community Banking Services segment.
   * Parent and Other combines corporate administration, technology and processing services, acquired banks that have not been converted to FSCO's systems, and intersegment eliminations. This line of business segment was restructured during the first quarter of 1999 by moving the accounting, tax, and purchasing functions from the Finance and Capital Markets segment to this segment.
   FSCO advises readers that its line of business segment data for 1998 has been restated so far as was practicable. In addition, FSCO further advises readers that its actual results for future periods could differ materially from those anticipated or projected.

ANALYSIS OF STATEMENTS OF INCOME

EARNINGS SUMMARY
   FSCO's net income was $133.7 million for the first six months of 1999, up $16.4 million or 14.0% from the corresponding year-ago 1998 period. This net income generated earnings per share (EPS) diluted of $0.69 for the year to date, up $0.09 or 15.0% from the year-ago period, and a 1.24% return on average assets (ROAA) and a 16.58% return on average equity (ROAE) for year-to-date 1999, compared with a 1.28% ROAA and a 16.13% ROAE for the year-ago period. Tangible EPS diluted were $0.82, tangible ROAA was 1.51%, and tangible ROAE was 27.77% for the year to date, compared with $0.69, 1.48%, and 23.65%, respectively, for the year-ago period.
   FSCO's net income was $68.8 million for the second quarter of 1999, up $12.9 million or 23.1% from the second quarter of 1998. This net income generated EPS diluted of $0.35 for the quarter, up $0.06 or 20.7% from the year-ago quarter, and a 1.26% ROAA and a 16.52% ROAE for the quarter, compared with a 1.18% ROAA and a 14.75% ROAE for the year-ago quarter. Tangible EPS diluted were $0.42, tangible ROAA was 1.53%, and tangible ROAE was 28.08% for the quarter, compared with $0.33, 1.40%, and 22.26%, respectively, for the year-ago quarter.
   Excluding 1998 one-time acquisition charges totaling $7.2 million after tax for FSCO's pooling of interests acquisition of California State Bank (CSB), FSCO's net income was up $9.2 million or 7.4% for year-to-date 1999 and up $5.7 million or 9.0% for the second quarter of 1999, while EPS diluted were up $0.05 or 7.8% for the year to date and up $0.03 or 9.4% for the quarter.

REVENUES
   FSCO's revenues (net interest income plus noninterest income) were $638.3 million for year-to-date 1999, up $74.0 million or 13.1% from the year-ago period, and were $332.4 million for the second quarter of 1999, up $40.9 million or 14.0% from the year-ago quarter. The components of FSCO's revenues are discussed below in the "Net Interest Income And Net Interest Margin" and "Noninterest Income" sections.

NET INTEREST INCOME AND NET INTEREST MARGIN
   FSCO's net interest income on a fully taxable equivalent (FTE) basis was $375.1 million for year-to-date 1999, up $32.4 million or 9.5% from the year-ago period, and was $190.0 million for the second quarter of 1999, up $14.2 million or 8.1% from the year-ago quarter. These increases were due to a combination of continued strong growth in loans net of loan sales and securitizations, growth in the securities portfolios, and the positive impact of recent acquisitions accounted for on a purchase basis.
   FSCO's net interest margin was 3.92% for the year-to-date, down 23 basis points from the year-ago period, and was 3.93% for the second quarter of 1999, down 22 basis points from the year-ago quarter. These decreases were due to several factors including strong volume growth in lower yielding loans, sales of assets through securitizations, refinancing of mortgages at lower rates, and relatively stable overall funding costs. In addition, FSCO's long-term component of funding costs rose during the year to date due to a strategic decision to prefund longer term debt over the year in order to take advantage of historically low rates and to avoid any potential negative market conditions, including Year 2000 concerns, in the latter part of 1999. FSCO expects its net interest margin to remain stable and to average between 3.90% and 4.00% in 1999.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $27.5 million for year-to-date 1999, down $3.5 million or 11.4% from the year-ago period, and was $10.6 million for the quarter, down $7.8 million or 42.4% from the year-ago quarter (see: "Asset
Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income was $268.5 million for year-to-date 1999, up $41.5 million or 18.3% from the year-ago period, and was $145.0 million for the second quarter of 1999, up $26.4 million or 22.3% from the year-ago quarter. These increases reflected FSCO's continued emphasis on increasing and diversifying its sources of noninterest income and included the following: the addition of FS Van Kasper and its commissions and fees from securities transactions; securities gains on trading and available for sale portfolios; continued strong mortgage banking fees and loan servicing net revenue; growth in trust and insurance income; and gains from $2.0 billion in ongoing loan securitizations during the year-to-date. These increases were partially offset by decreased bankcard servicing & third-party processing fees, reflecting a joint venture in a merchant servicing business that FSCO entered into in the first quarter of 1998. FSCO's ratio of noninterest income to revenues was 42.07% for year-to-date 1999, up from 40.24% for the year-ago period, and was 43.62% for the quarter, up from 40.67% for the year-ago quarter.

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $409.8 million for year-to-date 1999, up $59.7 million or 17.1% from the year-ago period, and were $217.4 million for the second quarter of 1999, up $33.1 million or 18.0% from the year-ago quarter. These increases were primarily due to the following: additions of revenue-generating personnel; additional personnel and operating expenses of recent purchase acquisitions; and the cost of strategic technological investments and upgrades, including Year 2000 expenditures, which were at peak levels during the period. These increases reflected FSCO's absorption of the impact of several major investments in support of strong growth, multiple acquisitions, and strategic expenditures in technology appropriate for building a high performance financial services company with a long-term perspective. For 1999 and future years, FSCO will benefit from these investments which will increase and diversify revenues, and improve technology, providing more functionality and efficiencies. FSCO remained committed to effectively managing its ongoing noninterest expenses, balanced against the need to make strategic investments. The components of FSCO's noninterest expenses are discussed below.
   * FSCO's salaries and benefits expense were $237.3 million for the year to date, up $52.4 million or 28.3% from the year-ago period, and were $122.8 million for the quarter, up $27.2 million or 28.5% from the year-ago quarter.
   * FSCO's nonpersonnel expenses were $172.4 million for the year to date, up $7.3 million or 4.4% from the year-ago period, and were $94.6 million for the quarter, up $5.9 million or 6.6% from the year-ago quarter.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 63.67% for year-to-date 1999, up 222 basis points from the year-ago period, and was 64.89% for the second quarter of 1999, up 227 basis points from the year-ago quarter.
   CrossLand Mortgage Corp., FSCO's mortgage banking subsidiary, and FS Van Kasper, FSCO's full-service investment banking and brokerage subsidiary, have higher inherent operating expense ratios than FSCO's bank subsidiaries. Excluding CrossLand Mortgage and FS Van Kasper, FSCO's operating expense ratio was 59.95% for year-to-date 1999, up 236 basis points from the year-ago period, and was 56.32% for the second quarter of 1999, up 217 basis points from the year-ago quarter.
   Excluding 1998 one-time CSB acquisition charges to noninterest expense of $6.9 million, FSCO's noninterest expenses were up $14.2 million or 9.0% for year-to-date 1999 and up $12.8 million or 15.7% for the second quarter of 1999. Excluding CrossLand Mortgage, FS Van Kasper, and the 1998 acquisition charges, FSCO's operating expense ratio of 59.95% for year-to-date 1999 was up 379 basis points from the year-ago period, and its ratio of 56.32% for the second quarter of 1999 was up only 19 basis points from the year-ago quarter.

ANALYSIS OF BALANCE SHEETS

SUMMARY
   As of June 30, 1999, FSCO increased its total assets and equity to record levels. At period end, FSCO considered its interest-earning asset quality to be good, its reserve for loan losses to be adequate, and its liquidity position to be strong for the foreseeable future (see: "Factors That May Affect Future Results of Operations And Financial Condition").
   FSCO's total assets were $22.1 billion at June 30, 1999, up $0.4 billion or 2.1% from year-end 1998 and up $2.8 billion or 14.3% from one year ago. Interest-earning assets were $19.6 billion at period end, up $0.2 billion or 1.1% from year end and up $2.1 billion or 12.2% from one year ago.
   FSCO's total liabilities were $20.4 billion at June 30, 1999, up $0.3 billion or 1.5% from year end and up $2.6 billion or 14.5% from one year ago. Total interest-bearing liabilities were $17.1 billion at period end, up $0.3 billion or 1.8% from year end and up $2.1 billion or 14.4% from one year ago.
   FSCO's stockholders' equity increased to $1.7 billion at June 30, 1999, up $0.1 billion or 8.8% from year end and up $0.2 billion or 12.5% from one year ago.

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS
   FSCO's trading account securities were $0.1 billion at June 30, 1999, down $0.2 billion or 55.0% from year end but up $0.1 billion or 177.4% from one year ago. Fluctuations in trading opportunities, reflected in the level of securities held, are a normal part of this function.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity requirements.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES
   FSCO's available for sale (AFS) securities were $5.9 billion at June 30, 1999, up $1.2 billion or 24.3% from year end and up $1.1 billion or 23.2% from one year ago. These increases were due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets.

INTEREST-EARNING ASSETS:
LOANS
   FSCO's loans, net of unearned income but before the reserve for loan losses, were $13.3 billion at June 30, 1999, down $0.7 billion or 5.0% from year end but up $0.8 billion or 6.2% from one year ago. The decrease from year end was due to $2.0 billion in vehicle loan securitizations, ongoing sales of 1-to-4 family residential term loans into secondary markets, and a slight slowing in mortgage loan production. The increase from one year ago was due to strong loan demand that more than offset ongoing loan securitizations and sales. The ratio of total loans to total assets was 60.13% at period end, down from 64.61% at year end and 64.72% one year ago. The components of FSCO's loan portfolio at June 30, 1999, compared with December 31, 1998 and June 30, 1998, respectively, are discussed below.
   * Commercial loans were $3.2 billion, up $0.1 billion or 1.9% from year end and up $0.2 billion or 5.6% from one year ago. These increases were primarily due to a continued broad-based business expansion in FSCO's market areas. Commercial loans consisted primarily of loans to small and middle-market businesses and agricultural-related businesses.
   * Real estate secured loans were $5.9 billion, down $0.2 billion or 4.0% from year end but up $0.6 billion or 11.8% from one year ago. Fluctuations in these loan balances occurred as loan originations, generated by strong demand and lower interest rates during the periods, were offset by loan sales, particularly in the first half of 1999. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly securitizes and sells most loans in the secondary markets on an ongoing flow-through basis. For 1-to-4 family residential term loans year to date, FSCO originated $4.2 billion, up $0.9 billion or 27.5% from the year-ago period, and sold $4.8 billion, up $2.3 billion or 94.6% from the year-ago period. At quarter end, $1.4 billion of real estate secured loans were held for sale, down $1.0 billion or 40.4% from year end, and down $0.3 billion or 16.3% from one year ago.
   * Consumer loans were $2.7 billion, down $0.7 billion or 20.5% from year end and down $0.4 billion or 12.6% from one year ago. These decreases occurred as vehicle loan originations were more than offset by vehicle loan securitizations and maturing loans. For balance sheet management purposes, FSCO does not retain all newly originated indirect vehicle loans but regularly pools and securitizes such loans in the secondary markets. For indirect vehicle loans year to date, FSCO originated $1.8 billion, up $0.6 billion or 44.5% from the year-ago period, and sold $2.0 billion, up $1.5 billion or 300.0% from the year-ago period. FSCO remained the leading consumer lender in its primary market area.
   * Leases were $1.5 billion, up $0.2 billion or 14.2% from year end and up $0.4 billion or 34.8% from one year ago. These increases were primarily due to FSCO's growth in the vehicle and equipment leasing markets.

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO.
However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO continued to maintain strong asset quality, as its ratio of total problem assets to total loans and other real estate was 0.60% at June 30, 1999, up from 0.52% at year end and 0.53% one year ago. The ratio of nonperforming assets to total loans and ORE was 0.42% at period end, up from 0.35% at year end and one year ago.
   Problem assets were $79.3 million at June 30, 1999, up $6.1 million or 8.3% from year end and up $12.8 million or 19.3% from one year ago. The components of FSCO's problem assets at June 30, 1999, compared with December 31, 1998 and June 30, 1998, respectively, are discussed below.
   * Nonaccruing loans were $50.4 million, up $4.6 million or 10.0% from year end and up $10.7 million or 26.9% from one year ago. The ratio of nonaccruing loans to total loans was 0.38%, up from 0.33% at year end and 0.32% one year ago.
   * Other real estate was $5.3 million, up $1.7 million or 46.6% from year end and up $1.4 million or 35.6% from one year ago. ORE property values are reviewed at least annually and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $23.6 million, essentially unchanged from year end but up $0.7 million or 3.2% from one year ago. The ratio of accruing loans past due 90 days or more to total loans was 0.18%, compared with 0.17% at year end and 0.18% one year ago.
   A comparison of FSCO to its Bank Holding Company Performance Report (BHCPR) peer group as of March 31, 1999 showed that: FSCO's ratio of nonaccruing loans to total loans was 0.37%, which compared favorably with the peer group average of 0.63%; and FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.20%, which compared favorably with the peer group average of 0.22%.
   Potential problem loans identified by FSCO amounted to $28.0 million at June 30, 1999, down $19.3 million or 40.8% from year end and down $9.2 million or 24.7% from one year ago. Potential problem loans consisted primarily of commercial and agricultural related loans.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   FSCO relies on the methodology for analysis of reserve adequacy outlined in its 1998 Annual Report on Form 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.
   FSCO's reserve for loan losses was $174.4 million at June 30, 1999, up $1.1 million or 0.6% from year-end 1998 and up $7.8 million or 4.7% from one year ago. The increase from one year ago was due to reserves added with the various purchase acquisitions during the period.
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at June 30, 1999 to be adequate to absorb estimated loan losses in the current loan portfolio. FSCO's coverage ratio of the reserve to nonaccruing loans was 346.10% at period end, down from 378.39% at year end and 419.66% one year ago. The ratio of the reserve to total loans was 1.31% at period end, compared with 1.24% at year end and 1.33% one year ago.
   Net loans charged off against the reserve were $34.8 million for year-to-date 1999, up $10.0 million or 40.4% from the year-ago period, and were $17.9 million for the second quarter of 1999, up $2.9 million or 19.6% from the year-ago quarter. These increases were primarily due to higher net loans charged off on consumer vehicle loans and commercial loans. The annualized ratio of net loans charged off to average loans was 0.52% for year-to-date 1999, up from 0.42% for the year-ago period and 0.49% for all of 1998, and was 0.54% for the second quarter of 1999, up from 0.49% for the year-ago quarter.
   A comparison of FSCO to its BHCPR peer group as of March 31, 1999 showed that: FSCO's coverage ratio of the reserve to nonaccruing loans was 353.84%, which compared favorably with the peer group average of 310.41%; its ratio of the reserve to total loans was 1.32%, compared with the peer group average of 1.57%; and its annualized ratio of net loans charged off to average loans was 0.50% for the period, compared with the peer group average of 0.40%.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate.
   FSCO's provision for loan losses was $27.5 million for year-to-date 1999, down $3.5 million or 11.4% from the year-ago period, and was $10.6 million for the quarter, down $7.8 million or 42.4% from the year-ago quarter. These decreases were more than offset by $10.3 million in reserves added with the various purchase acquisitions during the period.

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

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO's total deposits were $13.0 billion at June 30, 1999, up $0.3 billion or 2.6% from year end and up $1.1 billion or 8.9% from one year ago. These increases were due to FSCO's continued emphasis on its deposit gathering functions and the acquisition of banks with strong deposit characteristics. The ratio of loans to deposits was 102.52% at period end, down from 110.70% at year end and 105.15% one year ago primarily due to increased deposit levels, $2.0 billion in vehicle loan securitizations during the year-to-date period, and ongoing sales of 1-to-4 family residential term loans. The ratio of loans to assets was 60.13% at period end, down from 64.61% at year end and 64.72% one year ago. These ratios, as well as other loan and liquidity ratios, vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk, customer borrowing needs, and economic opportunities.
   FSCO's debt, which included short-term borrowings and long-term debt, was $6.7 billion at June 30, 1999, down $0.2 billion or 2.3% from year end but up $1.3 billion or 24.0% from one year ago. The components of FSCO's debt at June 30, 1999, compared with December 31, 1998 and June 30, 1998, respectively, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $3.7 billion, essentially unchanged from year end but up $0.2 billion or 7.1% from one year ago. The increase occurred as FSCO funded, on an interim basis, the loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, loans held for sale or securitization, and growth in AFS securities through repurchase agreements.
   * All other short-term borrowed funds were $0.4 billion, down $0.1 billion or 21.9% from year end but essentially unchanged from one year ago. The decrease was due to maturing issues and the strategic use of long-term debt.
   * Long-term debt was $2.6 billion, essentially unchanged from year end but up $1.1 billion or 70.7% from one year ago. The increase from one year ago was due to a strategic decision to prefund longer term debt in order to take advantage of historically low rates and to avoid any potential negative market conditions, including Year 2000 concerns, in the latter part of 1999. These long-term debt instruments also provided favorable asset/liability rate risk management opportunities during the year.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK MANAGEMENT
   FSCO's market risk is composed primarily of interest rate risk throughout FSCO's balance sheet, and, to a lesser extent, market price risk in trading account securities. FSCO has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK (EXCLUDING TRADING ACCOUNT SECURITIES)
   At June 30, 1999, FSCO exhibited slight liability sensitivity and minimal overall interest rate risk.
   During the 12 month period, a strong regional economy resulted in net average loan growth of $0.9 billion or 7.5%, while successful deposit promotions helped to generate average deposit growth of $0.9 billion or 7.5%. FSCO also utilized loan sales and securitizations and external funding sources to support asset growth.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet resulting in an increase in the average AFS securities of $1.3 billion or 29.6% during the 12 month period. This increase was primarily funded through the use of repurchase agreements and other short-term borrowings.
   FSCO is well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or maturity of securities, additional asset sales and securitizations, and access to external sources of funding.
   Off-balance sheet derivatives used to manage FSCO's interest rate risk, including interest rate swaps, caps, corridors, floors, forwards, futures, and options totaled $2.6 billion notional amount at June 30, 1999, down from $2.8 billion at year end but up from $2.2 billion one year ago. These changes were primarily associated with hedging mortgage loan servicing rights.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES
   Financial futures and options contracts related to FSCO's trading account securities totaled $9.4 billion notional par value at June 30, 1999, up from $1.2 billion notional value at year end and up from $8.5 billion notional amount one year ago. This position consisted of futures and options contracts on short-term Federal funds, one month LIBOR, and three month Eurodollars.

OTHER ASSETS AND LIABILITIES
   FSCO's intangible assets were $0.6 billion at June 30, 1999, up $0.2 billion or 41.2% from year end and up $0.2 billion or 64.4% from one year ago, due to goodwill associated with recent acquisitions and increased loan servicing rights from higher loan production and sales. Fluctuations in other assets and other liabilities were due in part to the effect of acquisitions and timing differences from unsettled transactions in the purchase and sale of securities.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol "FSCO", and is included in the Standard & Poors' "MidCap 400 Index" and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On July 27, 1999, the directors of FSCO declared a regular quarterly common stock cash dividend of $0.14 per share. This dividend is payable on September 7, 1999 to shareholders of record on August 13, 1999 and is equal to an annual dividend rate of $0.56 per share. At the market closing price of $25.25 per share on Tuesday, July 27, 1999 (before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been 2.22%. This dividend was the 178th common stock dividend declared by FSCO and marked the 65th consecutive year in which FSCO has paid cash dividends on its common stock.
   National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $27.188 per share at the close of the market on June 30, 1999, versus a book value of $8.90 per share, resulting in a market-to-book ratio of 305.48%. In comparison, the bid price of FSCO common stock was $21.375 per share at the close of the market on June 30, 1998, versus a book value of $8.21 per share, resulting in a market-to-book ratio of 260.35%. At June 30, 1999, FSCO's common stock market capitalization was $5.3 billion, up $1.0 billion or 21.9% from year-end 1998 and up $1.3 billion or 32.1% from one year ago.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
   FSCO's total stockholders' equity increased to $1.7 billion at June 30, 1999, up $0.1 billion or 8.8% from year-end 1998 and up $0.2 billion or 12.5% from one year ago. This growth was due to earnings retained and issuances of new FSCO common stock shares for acquisitions, partially offset by a decrease in accumulated other comprehensive income, consisting of unrealized net gains in the fair value of AFS securities, and by repurchases of common stock in the public markets in 1998 and early 1999.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   FSCO's ratio of stockholders' equity to total assets was 7.84% at June 30, 1999, up from 7.36% at year-end but down from 7.97% one year ago. The ratio of tangible common equity to tangible assets was 5.37% at quarter end, down from 5.57% at year end and 6.26% one year ago, reflecting repurchases of common stock, balance sheet growth, goodwill recognized with various mergers, and the ongoing origination of loan servicing rights.
   A comparison of FSCO to its BHCPR peer group as of March 31, 1999 showed that: FSCO's ratio of stockholders' equity to total assets was 7.59%, compared with the peer group average of 8.04%; and its ratio of tangible common equity to tangible assets was 5.55%, compared with the peer group average of 5.92%.
   Regulations permit FSCO's $150 million of Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026, issued in 1997, to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.
   FSCO's risk-based capital ratios remained strong at June 30, 1999 due to earnings retained and the above-mentioned Capital Income Securities. FSCO's leverage and risk-based capital ratios were as follows:
                                                    June 30  Dec. 31  June 30
                                                       1999     1998     1998
                                                   -------- -------- --------
      Leverage ratio                                   7.01%    6.90%    7.62%
      Tier 1 risk-based capital ratio                  9.41     9.10    10.45
      Total (Tier 1 + 2) risk-based capital ratio     11.63    11.31    12.97
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

MERGERS AND ACQUISITIONS

ZIONS BANCORPORATION AND FIRST SECURITY CORPORATION MERGER
   On June 6, 1999, Zions Bancorporation (Zions; Nasdaq: ZION) and FSCO announced the signing of a definitive agreement to merge. The new organization will be known as First Security Corporation, headquartered in Salt Lake City, and is expected to be the nation's 20th largest bank holding company with assets of approximately $40 billion. This merger is expected to close in the fourth quarter of 1999, pending shareholder and regulatory approvals.

OTHER MERGERS AND ACQUISITIONS
   FSCO's merger and acquisition strategies, opportunities, and activities were discussed in detail in its 1998 Annual Report on Form 10-K (hereby incorporated by reference). Mergers and acquisitions for the periods covered by this report, some previously reported, are discussed below.
   On June 1, 1999, FSCO and its First Security Bank (FSB) Nevada subsidiary acquired Comstock Bancorp (Comstock, located in Reno, Nevada; Nasdaq: LODE;) and its Comstock Bank subsidiary in a purchase transaction. At March 31, 1999, Comstock had assets of $217 million, loans of $152 million, deposits of $188 million, five offices, and two lending centers.
   On June 14, 1999, FSCO and its FSB Nevada subsidiary acquired XEON Financial Corporation (XEON, located in Stateline, Nevada; OTC: NVBC) and its Nevada Banking Company subsidiary (NBC) in a purchase transaction. At March 31, 1999, NBC had assets of $128 million, loans of $85 million, deposits of $117 million, three offices, and one executive loan center.
   On July 1, 1999, FSCO merged three existing FSCO business divisions into its First Security Van Kasper subsidiary (FS Van Kasper, located in Utah, California, Idaho, Nevada, Oregon, New Mexico, and Wyoming) to create a single company with a wide array of financial products and services, organized as follows:
   * the Van Kasper division provides investment banking, private client and institutional securities brokerage;
   * the First Security division deals in fixed income securities including corporate debt, preferred stock, and tax exempt/ U.S. Treasury/agency securities.
   * the Investor Services division provides full service securities brokerage, investment advisory, discount brokerage services, and makes available First Security's Achievement Funds, a family of proprietary mutual funds;
   * the Insurance division is a full service insurance agency.

NATIONAL & REGIONAL ECONOMY

   With the pace of U.S. economic growth continuing robust in the second quarter of 1999, the Federal Reserve increased short-term interest rates by one-quarter percentage point. The policymakers at the nation's central bank were concerned that consumer-spending strength, partially fueled by rising stock and real-estate prices, would intensify the demand for labor and accelerate wage gains. If, at the same time, productivity stabilized, rising costs may re-ignite inflationary fears.
   The change in monetary policy was widely anticipated, and accordingly, bond-market yields had mounted sharply. The associated jump in mortgage rates has abruptly reduced the mortgage refinancing volume, and there are early indications that real-estate sales may be slowing. If, as expected, 1999 second-half U.S. economic growth moderates to 3 percent, inflation may remain near current levels. Nevertheless, with the tightening labor market, the Federal Reserve may choose to again edge short-term interest rates higher.
   Narrowing population and employment growth typifies several western states' economies. This, combined with the higher mortgage rates, points to a moderating impact in residential construction. Labor markets in mid-1999 are generally tight, and consumer confidence is high.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Factors that may affect FSCO's future results of operations and financial condition, including competition, economic conditions, and technology, were discussed in detail in its 1998 Annual Report on Form 10-K (hereby incorporated by reference).

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 READINESS DISCLOSURE
   On June 30, 1999, FSCO completed its Year 2000 Project (see: "FSCO's Year 2000 Project")and announced that its computer systems were ready for the year 2000.
   Year 2000 work at FSCO consisted of: analyzing systems to determine if they properly process Year 2000 date calculations; upgrading or replacing systems that were not Year 2000 ready; testing the systems for date calculation errors; and installing Year 2000-ready applications on production systems. FSCO's Year 2000 preparations also included checking that building security, elevator, telephone, ATM and all other systems are Year 2000 ready, and obtaining assurances from large customers of their readiness. FSCO, like most other businesses, is dependent on critical suppliers such as electrical power companies, telephone companies and communications carriers to provide service to its operations. These suppliers were contacted and FSCO received assurances from them that they are ready. Ongoing work includes testing to be certain systems remain ready and communicating FSCO's Year 2000 readiness status to customers.
   In addition, each FSCO business unit has developed contingency plans to continue operations in the event FSCO and/or significant other parties do not achieve Year 2000 readiness. These plans principally involve the use of alternate vendors, suppliers, and service delivery processes, manual processes, and/or the internal remediation of systems. These plans were tested in preparation for the Year 2000. FSCO's intent is to be thoroughly prepared so contingency plans won't be necessary. If, however, situations beyond FSCO's control dictate the use of these plans, the goal is to provide services with a minimum of inconvenience to customers and resume normal operations as quickly as possible.
   FSCO's overall strategy for addressing the Year 2000 issue was to implement, where possible, the most current systems available. This strategy allowed FSCO to not only become Year 2000 ready, but also to add systems that can support new products and services, become more efficient, reduce maintenance costs, and, in many cases, improve customer service. In a strategic sense, this approach gave FSCO the most benefit from the dollars spent.
   FSCO has taken, and continues to take, the actions it feels are prudent to ensure that FSCO will provide uninterrupted service to customers into the Year 2000 and beyond. FSCO will continue to protect its customers' funds and financial records to be certain they are safe, accurate and accessible before, during and after the Year 2000 date change.
   FSCO's Year 2000 project expenditures totaled $38.9 million from 1996 through to its completion on June 30, 1999. This amount included: $2.6 million accrued and spent in 1997; $23.7 million accrued and spent in 1998; and $12.6 million accrued and spent in 1999. These expenditures were funded through operating cash flows. Of the $38.9 million total expenditures, $11.9 million was capitalized, including approximately $0.4 million capitalized in 1999, and the remainder reported as expense.
   FSCO's Year 2000 Project, Risks, and Contingency Plans were also previously discussed in detail in its 1998 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q/A (amended) for the first quarter of 1999 (hereby incorporated by reference).

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 FORWARD-LOOKING STATEMENTS
   The preceding discussions of FSCO's "Year 2000 Issues" constitutes a Year 2000 Readiness Disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act and includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause the actual impact of Year 2000 issues to change significantly from what is described in these forward-looking statements. Those factors include, but are not limited to, ineffective remediation of computer code and the inability of FSCO's suppliers and vendors to successfully resolve their individual Year 2000 issues.

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
($ in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1999       1999       1998       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Common & Preferred Stock Data:
Earnings per common share basic                      0.36       0.34       0.36       0.34       0.30       0.70       0.63    11.1
Earnings per common share diluted                    0.35       0.34       0.35       0.33       0.29       0.69       0.60    15.0
Tangible EPS diluted                                 0.42       0.40       0.41       0.37       0.33       0.82       0.69    18.8
Dividends paid per common share                      0.14       0.14       0.13       0.13       0.13       0.28       0.26     7.7
Book value per common share [EOP]                    8.90       8.77       8.54       8.54       8.21       8.90       8.21     8.4
Tangible book value per common share [EOP]           5.93       6.29       6.35       6.64       6.34       5.93       6.34    (6.5)
Market price (bid) [EOP]                           27.188     19.250     23.313     16.688     21.375     27.188     21.375    27.2
  High bid for the period                          27.188     23.750     23.313     23.938     24.750     27.188     26.167     3.9
  Low bid for the period                           17.875     17.563     15.938     15.500     21.000     17.563     21.000   (16.4)
Market capitalization (mktprice x #shrs) [EOP]  5,303,971  3,654,285  4,352,817  3,144,703  4,016,256  5,303,971  4,016,256    32.1
Market price / book value per com share [EOP] %    305.48     219.50     272.99     195.41     260.35     305.48     260.35
Dividend payout ratio (DPS / EPS basic) %           38.89      41.18      36.11      38.24      43.33      40.00      41.27
Dividend yield (DPS / mktprice) [EOP] %              2.06       2.91       2.23       3.12       2.43       2.06       2.43
Price / earnings ratio(mktprice/4qtrsEPSbasic)       19.4x      14.4x      17.5x      13.0x      17.2x      19.4x      17.2x
Common shares basic [EOP]                         195,085    189,833    186,712    188,441    187,895    195,085    187,895     3.8
Common shares basic [Avg]                         191,323    188,242    188,370    187,931    187,623    189,791    186,983     1.5
Common shares diluted [Avg]                       196,402    193,403    193,756    193,621    194,471    194,911    193,993     0.5
Preferred shares [EOP]                                  9          9          9          9          9          9          9     0.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Income Statement:
Interest income                                   377,527    369,836    369,193    366,416    350,950    747,187    685,051     9.1
Interest expense                                  190,131    187,254    182,478    186,661    178,012    377,385    347,822     8.5
Net interest income                               187,396    182,582    186,715    179,755    172,938    369,802    337,229     9.7
Fully taxable equivalent (FTE) adjustment           2,611      2,660      2,716      2,259      2,827      5,271      5,406    (2.5)
Net interest income, FTE                          190,007    185,242    189,431    182,014    175,765    375,073    342,635     9.5
Provision for loan losses                          10,596     16,877     22,861     18,068     18,396     27,473     30,994   (11.4)
Noninterest income                                144,981    123,359    132,444    114,896    118,534    268,516    227,050    18.3
Noninterest expenses                              217,363    192,415    193,489    179,516    184,277    409,778    350,083    17.1
Provision for income taxes                         35,575     31,771     35,496     33,976     32,892     67,346     65,926     2.2
Net income                                         68,843     64,878     67,313     63,091     55,907    133,721    117,276    14.0
Preferred stock dividend requirement                    7          7          7          7          7         14         14     0.0
Common stock dividend                              26,544     26,583     24,580     24,472     22,943     53,127     46,529    14.2
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - End of Period:
Trading account securities                        147,951    396,563    329,109     73,067     53,343    147,951     53,343   177.4
Available for sale (AFS) securities             5,923,169  5,825,155  4,764,127  4,912,396  4,806,559  5,923,169  4,806,559    23.2
  Memo: fair value adjustment AFS securities     (107,952)    12,507     48,251     79,150     39,154   (107,952)    39,154  (375.7)
Loans, net of unearned income                  13,309,843 13,160,919 14,013,417 12,926,926 12,530,360 13,309,843 12,530,360     6.2
Reserve for loan losses                          (174,443)  (173,350)  (173,350)  (169,058)  (166,658)  (174,443)  (166,658)    4.7
Total interest-earning assets                  19,550,359 19,404,947 19,337,468 17,954,191 17,417,190 19,550,359 17,417,190    12.2
Intangible assets                                 578,033    472,066    409,367    357,459    351,547    578,033    351,547    64.4
Total assets                                   22,134,994 21,959,222 21,689,088 19,859,300 19,360,006 22,134,994 19,360,006    14.3
Noninterest-bearing deposits                    2,621,559  2,489,976  2,752,009  2,431,637  2,402,497  2,621,559  2,402,497     9.1
Interest-bearing deposits                      10,361,391 10,083,997  9,906,565  9,511,979  9,514,706 10,361,391  9,514,706     8.9
Total deposits                                 12,982,950 12,573,973 12,658,574 11,943,616 11,917,203 12,982,950 11,917,203     8.9
Short-term borrowed funds                       4,134,494  4,236,283  4,265,589  4,026,919  3,905,250  4,134,494  3,905,250     5.9
Long-term debt                                  2,582,370  2,706,320  2,609,558  1,749,478  1,513,044  2,582,370  1,513,044    70.7
Total interest-bearing liabilities             17,078,255 17,026,600 16,781,712 15,288,376 14,933,000 17,078,255 14,933,000    14.4
Preferred stockholders' equity                        472        476        484        491        493        472        493    (4.3)
Common stockholders' equity                     1,735,590  1,665,303  1,595,011  1,609,515  1,542,377  1,735,590  1,542,377    12.5
Parent company investment in subsidiaries       2,147,444  2,068,992  1,945,390  1,788,947  1,719,975  2,147,444  1,719,975    24.9
============================================== ========== ========== ========== ========== ========== ========== ========== =======

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share. NM: Not Meaningful.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
($ in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1999       1999       1998       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Problem Assets & Potential Problem Assets - End of Period:
Nonaccruing loans:
  Commercial                                       20,459     22,741     19,562     17,042     16,463     20,459     16,463    24.3
  Real estate term                                 24,006     18,770     18,670     18,309     17,982     24,006     17,982    33.5
  Real estate construction                          3,603      6,389      6,213      4,756      4,752      3,603      4,752   (24.2)
  Consumer                                             87        146        137        305         82         87         82     6.1
  Leases                                            2,247        945      1,230        773        434      2,247        434   417.7
Total nonaccruing loans                            50,402     48,991     45,812     41,185     39,713     50,402     39,713    26.9
Other real estate                                   5,301      3,404      3,617      2,798      3,908      5,301      3,908    35.6
Total nonperforming assets                         55,703     52,395     49,429     43,983     43,621     55,703     43,621    27.7
Accruing loans past due 90 days or more            23,567     26,949     23,758     20,369     22,833     23,567     22,833     3.2
Total problem assets                               79,270     79,344     73,187     64,352     66,454     79,270     66,454    19.3
Potential problem assets                           28,031     36,552     47,319     55,150     37,229     28,031     37,229   (24.7)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Reconciliation of the Reserve for Loan Losses:
Reserve for loan losses, beginning                173,350    173,350    169,058    166,658    163,256    173,350    157,525    10.0
Loans (charged off):
  Commercial                                       (6,770)    (1,186)    (3,259)    (1,105)    (3,725)    (7,956)    (5,657)   40.6
  Real estate term                                   (533)      (671)      (877)    (1,388)      (607)    (1,204)      (990)   21.6
  Real estate construction                           (137)         0       (164)         0          0       (137)         0 #DIV/0!
  Consumer credit card & related                   (4,116)    (4,042)    (3,633)    (3,568)    (3,441)    (8,158)    (6,886)   18.5
  Consumer vehicle & other                        (15,988)   (22,441)   (21,428)   (17,004)   (15,238)   (38,429)   (28,360)   35.5
  Leases                                              (12)       (33)      (147)      (321)         0        (45)        (3) 1400.0
Total loans charged off                           (27,556)   (28,373)   (29,508)   (23,386)   (23,011)   (55,929)   (41,896)   33.5
Recoveries on loans charged off:
  Commercial                                          921      1,186      1,552        614      1,173      2,107      3,128   (32.6)
  Real estate term                                     39        381        291        403        400        420      1,131   (62.9)
  Real estate construction                            214          2          1          1         18        216         21   928.6
  Consumer credit card & related                      677        669        728        657        622      1,346      1,350    (0.3)
  Consumer vehicle & other                          7,777      9,256      6,491      6,032      5,801     17,033     11,474    48.4
  Leases                                                2          2          0         11          3          4          4     0.0
Total recoveries of loans charged off               9,630     11,496      9,063      7,718      8,017     21,126     17,108    23.5
Net loans (charged off) recovered                 (17,926)   (16,877)   (20,445)   (15,668)   (14,994)   (34,803)   (24,788)   40.4
Provision for loan losses                          10,596     16,877     22,861     18,068     18,396     27,473     30,994   (11.4)
Acquisitions                                        8,423          0      1,876          0          0      8,423      2,927   187.8
Reserve for loan losses, ending                   174,443    173,350    173,350    169,058    166,658    174,443    166,658     4.7
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Balance Sheet - Average:
Trading account securities                        250,743    274,855    139,293     64,310    138,157    262,733    216,351    21.4
Available for sale (AFS) securities             5,862,259  5,043,922  4,870,349  4,824,517  4,524,500  5,455,351  4,418,198    23.5
  Memo: fair value adjustment AFS securities      (19,704)    37,590     62,380     41,719     33,956      8,785     37,629   (76.7)
Loans, net of unearned income                  13,307,887 13,675,678 13,310,822 12,844,942 12,374,882 13,490,766 12,017,865    12.3
Reserve for loan losses                          (174,686)  (174,556)  (170,129)  (167,555)  (164,256)  (174,621)  (162,274)    7.6
Deferred taxes on leases                         (228,400)  (218,334)  (200,571)  (193,572)  (198,673)  (223,395)  (197,620)   13.0
Total interest-earning assets, excluding
  fair value adjustment AFS securities
  & deferred taxes on leases                   19,353,097 18,916,172 18,175,389 17,580,579 16,939,894 19,135,413 16,518,015    15.8
Intangible assets                                 497,914    442,252    371,371    351,880    349,850    470,237    329,266    42.8
Total assets                                   21,972,307 21,435,536 20,438,133 19,652,528 18,998,533 21,705,404 18,544,366    17.0
Noninterest-bearing deposits                    2,454,808  2,474,540  2,510,491  2,302,410  2,252,282  2,464,619  2,217,328    11.2
Interest-bearing deposits                      10,140,998  9,896,659  9,587,111  9,531,570  9,459,908 10,019,504  9,334,474     7.3
Total deposits                                 12,595,806 12,371,199 12,097,602 11,833,980 11,712,190 12,484,123 11,551,802     8.1
Short-term borrowed funds                       4,348,443  4,165,438  3,779,161  4,146,642  3,851,257  4,257,446  3,687,785    15.4
Long-term debt                                  2,657,803  2,653,130  2,350,927  1,611,966  1,433,195  2,655,479  1,374,407    93.2
Total interest-bearing liabilities             17,147,244 16,715,227 15,717,199 15,290,178 14,744,360 16,932,429 14,396,666    17.6
Preferred stockholders' equity                        472        477        487        492        497        474        499    (5.0)
Common stockholders' equity                     1,671,059  1,579,645  1,617,608  1,557,403  1,519,335  1,625,605  1,465,834    10.9
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average. NM: Not Meaningful.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS - Continued
($ in thousands, except per share data and ratios; unaudited)
                                                  2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr       Year-To-Date Six Months
                                                     1999       1999       1998       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
Other Data - End of Period (not rounded):
Full-time equivalent employees                     10,101     10,030      9,424      9,229      8,854     10,101      8,854    14.1
Domestic bank offices:
FS Bank (Utah offices)                                139        138        134        133        132        139        132     5.3
FS Bank (Idaho offices)                                88         88         88         88         88         88         88     0.0
FS Bank (Oregon offices)                               14         14         14         14         14         14         14     0.0
FS Bank (Wyoming offices)                               8          8          8          8          8          8          8     0.0
FSB New Mexico                                         34         34         34         32         31         34         31     9.7
FSB Southern New Mexico                                11         11         11         11         11         11         11     0.0
FSB Nevada                                             23         15         15         14         14         23         14    64.3
FSB California                                         16         16         18         17         17         16         17    (5.9)
Total domestic bank offices                           333        324        322        317        315        333        315     5.7
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Selected Ratios (%):
Return on average assets (ROAA)                      1.26       1.23       1.31       1.27       1.18       1.24       1.28
Tangible ROAA                                        1.53       1.49       1.56       1.49       1.40       1.51       1.48
Return on average stockholders' equity (ROAE)       16.52      16.65      16.50      16.07      14.75      16.58      16.13
Tangible ROAE                                       28.08      27.44      25.08      23.81      22.26      27.77      23.65
Net interest margin, FTE                             3.93       3.92       4.17       4.14       4.15       3.92       4.15
Net interest spread, FTE                             3.42       3.40       3.54       3.51       3.52       3.40       3.53
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     64.89      62.35      60.11      60.46      62.62      63.67      61.45
Productivity ratio (nonint exp / avg assets)         3.97       3.64       3.76       3.62       3.89       3.81       3.81
Stockholders' equity / assets [EOP]                  7.84       7.59       7.36       8.11       7.97       7.84       7.97
Stockholders' equity / assets [Avg]                  7.61       7.37       7.92       7.93       8.00       7.49       7.91
Tangible common equity / tangible assets [EOP]       5.37       5.55       5.57       6.42       6.26       5.37       6.26
Loans / deposits [EOP]                             102.52     104.67     110.70     108.23     105.15     102.52     105.15
Loans / assets [EOP]                                60.13      59.93      64.61      65.09      64.72      60.13      64.72
Reserve for loan losses [EOP] /:
  Total loans                                        1.31       1.32       1.24       1.31       1.33       1.31       1.33
  Nonaccruing loans                                346.10     353.84     378.39     410.48     419.66     346.10     419.66
  Nonaccruing + accruing loans past due 90 days    235.83     228.27     249.17     274.65     266.46     235.83     266.46
Nonaccruing loans / total loans                      0.38       0.37       0.33       0.32       0.32       0.38       0.32
Nonaccruing + accr loans past due / total loans      0.56       0.58       0.50       0.48       0.50       0.56       0.50
Nonperforming assets /:
  Total loans + other real estate                    0.42       0.40       0.35       0.34       0.35       0.42       0.35
  Total assets                                       0.25       0.24       0.23       0.22       0.23       0.25       0.23
  Total equity                                       3.21       3.15       3.10       2.73       2.83       3.21       2.83
  Total equity + reserve for loan losses             2.92       2.85       2.79       2.47       2.55       2.92       2.55
Problem assets /:
  Total loans + other real estate                    0.60       0.60       0.52       0.50       0.53       0.60       0.53
  Total assets                                       0.36       0.36       0.34       0.32       0.34       0.36       0.34
  Total equity                                       4.57       4.76       4.59       4.00       4.31       4.57       4.31
  Total equity + reserve for loan losses             4.15       4.31       4.14       3.62       3.89       4.15       3.89
Net loans charged off / average loans                0.54       0.50       0.61       0.48       0.49       0.52       0.42
============================================== ========== ========== ========== ========== ========== ========== ========== =======
Capital Ratios & Risk-Based Capital Ratios (%) - as of June 30, 1999:
                                                     FSCO    FS Bank     FSB NM    FSB SNM   FSB Nev.   FSB Cal.
                                               ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       7.01       7.66       5.91      12.10       7.62       7.12
Tier 1 risk-based capital ratio                      9.41       9.97      10.85      21.66      12.68      10.13
Total (Tier 1 + 2) risk-based capital ratio         11.63      11.08      12.10      22.91      13.93      11.38
Tier 1 risk-based capital $                     1,529,502  1,274,235    146,664     49,337    107,515     85,873
Total (Tier 1 + 2) risk-based capital $         1,889,386  1,415,963    163,577     52,185    118,159     96,475
Total risk-based assets - loan loss reserve $  16,245,491 12,780,063  1,351,465    227,747    848,150    847,443
============================================== ========== ========== ========== ========== ========== ========== ========== =======

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average. NM: Not Meaningful.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A)

For the Three Months Ended June 30, 1999 and 1998
        Average Balance  Yield/Rate %                                                   Interest Inc/Exp   Change   Changes Due To:
       1999        1998   1999   1998                                                    1999       1998  1999-98   Volume     Rate
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      INTEREST-EARNING ASSETS / INCOME:
    135,929     133,868   4.82   5.67 Federal funds sold & securities purchased         1,638      1,897     (259)      29     (288)
      4,975       1,116   5.55   3.94 Interest-bearing deposits in other banks             69         11       58       38       20
    250,743     138,157   8.46   5.28 Trading account securities                        5,305      1,822    3,483    1,485    1,998
  5,881,963   4,490,544   6.36   6.62 Available for sale securities, amortized cost    93,571     74,351   19,220   23,038   (3,818)
                                      Loans, net of unearned income &
 13,079,487  12,176,209   8.55   9.06   deferred taxes on leases (B)                  279,555    275,696    3,859   20,452  (16,593)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 19,353,097  16,939,894   7.86   8.35 TOTAL INTEREST-EARNING ASSETS / INCOME          380,138    353,777   26,361   45,042  (18,681)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------

                                      INTEREST-BEARING LIABILITIES / EXPENSE:
                                      Interest-Bearing Deposits:
    367,282     339,386   1.34   1.69 Interest-bearing demand accounts                  1,228      1,437     (209)     118     (327)
  4,720,171   4,245,292   2.55   2.93 Savings & money market accounts                  30,117     31,114     (997)   3,480   (4,477)
  1,410,342   1,373,212   5.40   5.74 Time deposits of $100,000 or more                19,051     19,716     (665)     533   (1,198)
  3,643,203   3,502,018   5.31   5.68 Other time deposits                              48,396     49,749   (1,353)   2,006   (3,359)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 10,140,998   9,459,908   3.90   4.31 TOTAL INTEREST-BEARING DEPOSITS                  98,792    102,016   (3,224)   6,137   (9,361)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
  4,028,240   3,406,527   4.66   5.37 Federal funds purchased & securities sold        46,952     45,710    1,242    8,342   (7,100)
    320,203     444,730   7.42   5.80 Other short-term borrowings                       5,938      6,447     (509)  (1,805)   1,296
  2,657,803   1,433,195   5.79   6.65 Long-term debt                                   38,449     23,839   14,610   20,369   (5,759)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 17,147,244  14,744,360   4.44   4.83 TOTAL INTEREST-BEAR LIABILITIES / EXPENSE       190,131    178,012   12,119   33,043  (20,924)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                          7.86   8.35 Interest income FTE / earning assets
                          3.93   4.20 Interest expense / earning assets
                        ------ ------ --------------------------------------------
                          3.93   4.15 Net interest income FTE / earning assets        190,007    175,765   14,242   11,999    2,243
                                      Less fully taxable equivalent adjustment          2,611      2,827     (216)
                        ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      NET INTEREST INCOME                             187,396    172,938   14,458
=========== =========== ====== ====== ============================================ ========== ========== ======== ======== ========

For the Six Months Ended June 30, 1999 and 1998
        Average Balance  Yield/Rate %                                                   Interest Inc/Exp   Change   Changes Due To:
       1999        1998   1999   1998                                                    1999       1998  1999-98   Volume     Rate
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      INTEREST-EARNING ASSETS / INCOME:
    152,080      99,502   4.68   5.76 Federal funds sold & securities purchased         3,556      2,865      691    1,514     (823)
      6,663       1,348   3.96   6.23 Interest-bearing deposits in other banks            132         42       90      166      (76)
    262,733     216,351   7.83   5.60 Trading account securities                       10,280      6,060    4,220    1,299    2,921
  5,446,566   4,380,569   6.46   6.65 Available for sale securities, amortized cost   175,808    145,707   30,101   35,457   (5,356)
                                      Loans, net of unearned income &
 13,267,371  11,820,245   8.48   9.07   deferred taxes on leases (B)                  562,682    535,783   26,899   65,595  (38,696)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 19,135,413  16,518,015   7.86   8.36 TOTAL INTEREST-EARNING ASSETS / INCOME          752,458    690,457   62,001  104,031  (42,030)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------

                                      INTEREST-BEARING LIABILITIES / EXPENSE:
                                      Interest-Bearing Deposits:
    367,162     323,932   1.37   1.73 Interest-bearing demand accounts                  2,510      2,800     (290)     374     (664)
  4,662,216   4,151,106   2.61   2.95 Savings & money market accounts                  60,737     61,307     (570)   7,548   (8,118)
  1,398,416   1,366,514   5.38   5.80 Time deposits of $100,000 or more                37,646     39,628   (1,982)     925   (2,907)
  3,591,710   3,492,922   5.34   5.66 Other time deposits                              95,962     98,790   (2,828)   2,794   (5,622)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 10,019,504   9,334,474   3.93   4.34 TOTAL INTEREST-BEARING DEPOSITS                 196,855    202,525   (5,670)  11,641  (17,311)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
  3,875,930   3,270,058   4.67   5.34 Federal funds purchased & securities sold        90,478     87,304    3,174   16,176  (13,002)
    381,516     417,727   6.65   5.83 Other short-term borrowings                      12,689     12,180      509   (1,056)   1,565
  2,655,479   1,374,407   5.83   6.67 Long-term debt                                   77,363     45,813   31,550   42,702  (11,152)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 16,932,429  14,396,666   4.46   4.83 TOTAL INTEREST-BEAR LIABILITIES / EXPENSE       377,385    347,822   29,563   69,463  (39,900)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                          7.86   8.36 Interest income FTE / earning assets
                          3.94   4.21 Interest expense / earning assets
                        ------ ------ --------------------------------------------
                          3.92   4.15 Net interest income FTE / earning assets        375,073    342,635   32,438   34,568   (2,130)
                                      Less fully taxable equivalent adjustment          5,271      5,406     (135)
                        ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      NET INTEREST INCOME                             369,802    337,229   32,573
=========== =========== ====== ====== ============================================ ========== ========== ======== ======== ========

(A) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1999 and 1998.
(B) Loans include nonaccruing loans.
    Interest on loans includes fees of $16,363 and $11,300 for the 1999 and 1998 quarters, respectively.
    Interest on loans includes fees of $29,267 and $21,155 for the 1999 and 1998 year-to-date periods, respectively.

FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited)
                                                      June 30   %Total  December 31   %Total      June 30   %Total  Jun/Jun
                                                         1999    Loans         1998    Loans         1998    Loans     %Chg
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
COMMERCIAL LOANS:
Commercial & industrial                             2,689,356     20.2    2,562,274     18.3    2,460,080     19.6      9.3
Agricultural                                          342,205      2.6      404,038      2.9      411,855      3.3    (16.9)
Other commercial                                      192,566      1.4      198,673      1.4      181,280      1.4      6.2
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL COMMERCIAL LOANS                              3,224,127     24.2    3,164,985     22.6    3,053,215     24.4      5.6
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term                      2,767,065     20.8    3,505,920     25.0    2,838,179     22.7     (2.5)
1 to 4 family residential home equity                 392,018      2.9      424,102      3.0      466,598      3.7    (16.0)
1 to 4 family residential construction                702,567      5.3      577,940      4.1      485,704      3.9     44.6
Commercial & other term                             1,492,483     11.2    1,325,071      9.5    1,176,676      9.4     26.8
Commercial & other construction                       501,320      3.8      265,879      1.9      271,010      2.2     85.0
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL REAL ESTATE SECURED LOANS                     5,855,453     44.0    6,098,912     43.5    5,238,167     41.8     11.8
  Memo: Total real estate term                      4,651,566     34.9    5,255,093     37.5    4,481,453     35.8      3.8
  Memo: Loans held for sale included
    in total real estate term                       1,425,720     10.7    2,391,508     17.1    1,704,036     13.6    (16.3)
  Memo: Total real estate construction              1,203,887      9.0      843,819      6.0      756,714      6.0     59.1
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
CONSUMER LOANS:
Credit card & related                                 315,118      2.4      328,853      2.3      313,292      2.5      0.6
Vehicle & other consumer                            2,423,756     18.2    3,114,506     22.2    2,818,938     22.5    (14.0)
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL CONSUMER LOANS                                2,738,874     20.6    3,443,359     24.6    3,132,230     25.0    (12.6)
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL LEASES                                        1,491,389     11.2    1,306,161      9.3    1,106,748      8.8     34.8
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
LOANS, NET OF UNEARNED INCOME                      13,309,843    100.0   14,013,417    100.0   12,530,360    100.0      6.2
  Memo: Unearned income                              (150,879)             (127,593)             (105,407)             43.1
Reserve for loan losses                              (174,443)             (173,350)             (166,658)              4.7
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL LOANS, NET                                   13,135,400            13,840,067            12,363,702               6.2
================================================ ============ ======== ============ ======== ============ ======== ========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner and will always vigorously defend itself against unfounded claims, with a corresponding cost in legal fees and expenses. Since the filing of FSCO's 1998 Annual Report on Form 10-K, there have been no material litigation or changes in existing litigation, as defined under SEC regulations, involving FSCO and/or one or more of its subsidiaries, except as discussed below.
   The New Mexico case of "Brown, et al. v. First Security Bank of New Mexico, N.A., et al.," Case No. CV 99-02904, Second Judicial District Court, County of Bernalillo, State of New Mexico (filed March 25, 1999), recently filed as a class action in New Mexico state court, was dismissed during the second quarter. The plaintiffs in Brown were added to the plaintiff class in the pending "Bunn v. First Security Bank of New Mexico, N.A., et al.," Case No. CV 97-10975, Second Judicial District Court, County of Bernalillo, State of New Mexico. The allegations in the Bunn case are substantially identical to the allegations in the Brown case. Motions to dismiss are pending in the Bunn case and should not be affected by the additional plaintiffs added from the Brown case.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).

(b) Reports on Form 8-K:
    * June 6, 1999, Item 5. Other Events. FSCO, a Delaware corporation, and Zions Bancorporation, a Utah corporation, announced that they had entered into an Agreement and Plan of Merger, dated as of June 6, 1999.

                                    # # #

SIGNATURES
FORM 10-Q - for the quarterly period ended June 30, 1999
FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
   First Security Corporation, by


/s/ Brad D. Hardy                          August 12, 1999
----------------------------------------   ------------------
Brad D. Hardy                              Date
Executive Vice President Corporate Services,
General Counsel,
Chief Financial Officer, and
Secretary of First Security Corporation
(Principal Financial and Accounting Officer)

                                    # # #