Form 10-Q
period 1999-09-30
FIRST SECURITY CORP /UT/
filed 1999-11-12
CIK 312367

November 12, 1999

To Whom It May Concern:

   Attached is First Security Corporation's (FSCO) Form 10-Q Quarterly Report for the quarter ended September 30, 1999, as filed via EDGAR with the S.E.C. on Friday, November 12, 1999.

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                              September 30, 1999
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

                             Yes [X]       No [ ]

   As of October 31, 1999, outstanding shares of Common Stock, par value $1.25, were 195,756,393 (net of 1,638,328 treasury shares).




FIRST SECURITY CORPORATION - INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Statements of Income
  Three Months and Year-To-Date Nine Months Ended September 30, 1999 and 1998 Consolidated Balance Sheets
  September 30, 1999, December 31, 1998, and September 30, 1998
Condensed Consolidated Statements of Cash Flows
  Year-To-Date Nine Months Ended September 30, 1999 and 1998
Condensed Consolidated Statements of Comprehensive Income
  Three Months and Year-To-Date Nine Months Ended September 30, 1999 and 1998 Notes to Consolidated Financial Statements

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibit 10. Material Contracts:
    * Exhibit 10.1: First Security Corporation Comprehensive Management Incentive Plan (as Amended and Restated), dated 21 April, 1998 (attached).
    * Exhibit 10.2: Agreement and Plan of Merger, dated as of June 6, 1999 by and among Zions Bancorporation and First Security Corporation (Ex. 99.1 to FSCO's Report on Form 13D, filed June 16, 1999, incorporated by reference; also Ex. 99.1 to FSCO's Report on Form 13D, filed June 18, 1999, incorporated by reference).
    * Exhibit 10.3: Stock Option Agreement, dated as of June 8, 1999, by and between Zions Bancorporation and First Security Corporation (Ex. 99.2 to FSCO's Report on Form 13D, filed June 16, 1999, incorporated by reference).
    * Exhibit 10.4: Stock Option Agreement, dated as of June 8, 1999, by and between First Security Corporation and Zions Bancorporation (Ex. 99.2 to FSCO's Report on Form 13D, filed June 18, 1999, incorporated by reference).
    Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).
(b) Reports on Form 8-K:
    * August 30, 1999, Item 5. Other Events.

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited)
For the Periods Ended September 30, 1999 and 1998                   Three Months                   Year-To-Date Nine Months
                                                            1999      1998     $Chg    %Chg       1999       1998     $Chg    %Chg
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
INTEREST INCOME:
Interest & fees on loans                                 301,261   288,031   13,230     4.6    862,336    822,223   40,113     4.9
Federal funds sold & securities purchased                  5,899     1,160    4,739   408.5      9,455      4,025    5,430   134.9
Interest-bearing deposits in other banks & other money       328        23      305  1326.1        981         65      916  1409.2
Trading account securities                                 3,837       881    2,956   335.5     14,117      6,930    7,187   103.7
Available for sale securities                             98,296    76,321   21,975    28.8    270,440    218,224   52,216    23.9
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
TOTAL INTEREST INCOME                                    409,621   366,416   43,205    11.8  1,157,329  1,051,467  105,862    10.1
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
INTEREST EXPENSE:
Deposits                                                 103,171   103,178       (7)   (0.0)   300,026    305,703   (5,677)   (1.9)
Short-term borrowings                                     64,427    57,478    6,949    12.1    167,594    156,962   10,632     6.8
Long-term debt                                            38,375    26,005   12,370    47.6    115,738     71,818   43,920    61.2
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
TOTAL INTEREST EXPENSE                                   205,973   186,661   19,312    10.3    583,358    534,483   48,875     9.1
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INTEREST INCOME                                      203,648   179,755   23,893    13.3    573,971    516,984   56,987    11.0
Provision for loan losses                                 12,778    18,068   (5,290)  (29.3)    40,251     49,062   (8,811)  (18.0)
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS        190,870   161,687   29,183    18.0    533,720    467,922   65,798    14.1
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NONINTEREST INCOME:
Service charges on deposit accounts                       22,651    22,760     (109)   (0.5)    65,822     67,746   (1,924)   (2.8)
Other service charges, collections, commissions & fees    17,720    13,906    3,814    27.4     49,804     39,078   10,726    27.4
Asset sale / securitization gains                          6,258     1,260    4,998   396.7     40,249     17,709   22,540   127.3
Bankcard servicing fees & third-party processing fees      1,032     9,652   (8,620)  (89.3)     4,020     27,128  (23,108)  (85.2)
Commissions & fees: insurance                              4,828     4,617      211     4.6     15,112     12,626    2,486    19.7
Commissions & fees: securities                            18,898     4,587   14,311   312.0     50,436     13,324   37,112   278.5
Mortgage banking & loan servicing activities              63,052    60,781    2,271     3.7    172,091    156,438   15,653    10.0
Loan servicing rights amortization                       (14,513)  (10,653)  (3,860)  (36.2)   (43,240)   (28,241) (14,999)  (53.1)
Trust (fiduciary) commissions & fees                       8,488     7,549      939    12.4     24,646     21,296    3,350    15.7
Trading account securities gains (losses)                 (1,260)      173   (1,433) (828.3)     3,785        418    3,367   805.5
Available for sale securities gains (losses)                 349        (2)     351 17550.0     14,827      3,310   11,517   347.9
Other                                                      4,156       266    3,890  1462.4      2,102     11,114   (9,012)  (81.1)
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
TOTAL NONINTEREST INCOME                                 131,659   114,896   16,763    14.6    399,654    341,946   57,708    16.9
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NONINTEREST EXPENSES:
Salaries & employee benefits                             117,971    99,774   18,197    18.2    355,302    284,697   70,605    24.8
Amortization of intangibles                                4,991     2,845    2,146    75.4     13,038      8,347    4,691    56.2
Armored & messenger                                        2,043     1,545      498    32.2      5,829      4,825    1,004    20.8
Bankcard interbank interchange & fees                      5,723     9,174   (3,451)  (37.6)    12,259     26,561  (14,302)  (53.8)
Credit, appraisal & repossessions                          8,520     6,963    1,557    22.4     24,443     19,607    4,836    24.7
Fees                                                       2,247     3,316   (1,069)  (32.2)     9,374     11,331   (1,957)  (17.3)
Furniture & equipment                                     18,865    13,880    4,985    35.9     51,575     41,464   10,111    24.4
Insurance                                                  1,145     1,199      (54)   (4.5)     3,217      3,402     (185)   (5.4)
Marketing                                                  2,920     2,877       43     1.5     11,707     10,331    1,376    13.3
Occupancy, net                                            11,769     9,450    2,319    24.5     34,785     28,194    6,591    23.4
Other real estate expense & loss provision (recovery),      (884)      112     (996) (889.3)      (937)       504   (1,441) (285.9)
Postage                                                    4,036     3,257      779    23.9     11,809      9,929    1,880    18.9
Professional                                               4,462     3,570      892    25.0     13,539     14,859   (1,320)   (8.9)
Stationery & supplies                                      4,924     4,760      164     3.4     17,616     15,560    2,056    13.2
Telephone                                                  6,662     4,310    2,352    54.6     18,663     12,034    6,629    55.1
Travel                                                     2,610     3,214     (604)  (18.8)     9,547      8,819      728     8.3
Other                                                     12,231     9,270    2,961    31.9     28,247     29,135     (888)   (3.0)
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
TOTAL NONINTEREST EXPENSES                               210,235   179,516   30,719    17.1    620,013    529,599   90,414    17.1
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES                 112,294    97,067   15,227    15.7    313,361    280,269   33,092    11.8
Provision for income taxes                                38,979    33,976    5,003    14.7    106,325     99,902    6,423     6.4
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INCOME                                                73,315    63,091   10,224    16.2    207,036    180,367   26,669    14.8
====================================================== ========= ========= ======== ======= ========== ========== ======== =======
Dividend requirement of preferred stock                        7         7        0     0.0         21         21        0     0.0
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INCOME APPLICABLE TO COMMON STOCK                     73,308    63,084   10,224    16.2    207,015    180,346   26,669    14.8
====================================================== ========= ========= ======== ======= ========== ========== ======== =======
Common stock dividend                                     27,411    24,472    2,939    12.0     80,538     71,001    9,537    13.4
====================================================== ========= ========= ======== ======= ========== ========== ======== =======
EARNINGS PER COMMON SHARE:
Earnings per common share basic                             0.38      0.34     0.04    11.8       1.08       0.96     0.12    12.5
Earnings per common share diluted                           0.37      0.33     0.04    12.1       1.05       0.93     0.12    12.9
Common shares basic [Avg]                                195,428   187,931    7,497     4.0    191,691    187,303    4,388     2.3
Common shares diluted [Avg]                              200,788   193,621    7,167     3.7    196,891    193,868    3,023     1.6
====================================================== ========= ========= ======== ======= ========== ========== ======== =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)                0.79      0.79     0.00     0.0       2.36       2.36     0.00     0.0
Common stock dividend                                       0.14      0.13     0.01     7.7       0.42       0.39     0.03     7.7
====================================================== ========= ========= ======== ======= ========== ========== ======== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited)
As of                                                                 September 30  December 31 September 30      Sep/Sep Sep/Sep
                                                                              1999         1998         1998         $Chg    %Chg
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
ASSETS:
Cash & due from banks                                                      964,076    1,026,335      828,015      136,061    16.4
Federal funds sold & securities purchased under resale agreements          532,573      230,210       39,171      493,402  1259.6
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Cash & Cash Equivalents                                            1,496,649    1,256,545      867,186      629,463    72.6
Interest-bearing deposits in other banks & other money market               14,805          605        2,631       12,174   462.7
Trading account securities                                                  89,867      329,109       73,067       16,800    23.0
Available for sale securities, at fair value                             6,146,907    4,764,127    4,912,396    1,234,511    25.1
  (Amortized cost: $6,298,526; $4,715,876; and $4,833,246; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Loans, net of unearned income                                           13,817,241   14,013,417   12,926,926      890,315     6.9
  (Unearned income: $165,370; $127,593; and $110,943; respectively)
Reserve for loan losses                                                   (174,443)    (173,350)    (169,058)      (5,385)    3.2
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Loans, Net                                                        13,642,798   13,840,067   12,757,868      884,930     6.9
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Premises & equipment, net                                                  434,659      378,032      327,671      106,988    32.7
Accrued income receivable                                                  126,603      113,399      119,422        7,181     6.0
Other real estate                                                            8,054        3,617        2,798        5,256   187.8
Other assets                                                               819,383      594,220      438,802      380,581    86.7
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Goodwill                                                                   356,609      224,802      205,915      150,694    73.2
Loan servicing rights                                                      190,082      174,196      147,445       42,637    28.9
Other intangible assets                                                     20,201       10,369        4,099       16,102   392.8
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Intangible Assets                                                    566,892      409,367      357,459      209,433    58.6
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL ASSETS                                                            23,346,617   21,689,088   19,859,300    3,487,317    17.6
===================================================================== ============ ============ ============ ============ =======
LIABILITIES:
Deposits: noninterest-bearing                                            2,567,762    2,752,009    2,431,637      136,125     5.6
Deposits: interest-bearing                                              10,645,203    9,906,565    9,511,979    1,133,224    11.9
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Deposits                                                          13,212,965   12,658,574   11,943,616    1,269,349    10.6
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Federal funds purchased & securities sold under repurchase agreements    4,508,377    3,747,084    3,680,396      827,981    22.5
U.S. Treasury demand notes                                                  32,493       25,081       39,091       (6,598)  (16.9)
Other short-term borrowings                                                608,862      493,424      307,432      301,430    98.0
Accrued income taxes                                                       364,266      333,881      341,952       22,314     6.5
Accrued interest payable                                                    70,647       58,778       56,468       14,179    25.1
Other liabilities                                                          252,479      167,213      130,861      121,618    92.9
Long-term debt                                                           2,536,949    2,609,558    1,749,478      787,471    45.0
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL LIABILITIES                                                       21,587,038   20,093,593   18,249,294    3,337,744    18.3
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A" $3.15 cumulative convertible                       456          484          491          (35)   (7.1)
  (Shares issued: 9; 9; and 9; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Common Stockholders' Equity:
Common stock: par value $1.25                                              246,726      238,760      237,099        9,627     4.1
  (Shares issued: 197,381; 191,008; and 189,679; respectively)
Paid-in surplus                                                            286,663      181,906      157,164      129,499    82.4
Retained earnings                                                        1,359,742    1,233,264    1,190,538      169,204    14.2
Accumulated other comprehensive income                                     (93,641)      30,377       49,595     (143,236) (288.8)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Subtotal                                                                 1,799,490    1,684,307    1,634,396      165,094    10.1
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Common treasury stock, at cost                                             (40,367)     (89,296)     (24,881)     (15,486)   62.2
  (Shares: 1,636; 4,296; and 1,238; respectively)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
Total Common Stockholders' Equity                                        1,759,123    1,595,011    1,609,515      149,608     9.3
--------------------------------------------------------------------- ------------ ------------ ------------ ------------ -------
TOTAL STOCKHOLDERS' EQUITY                                               1,759,579    1,595,495    1,610,006      149,573     9.3
---------------------------------------------------------------------------------- ------------ ------------ ------------ -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                23,346,617   21,689,088   19,859,300    3,487,317    17.6
===================================================================== ============ ============ ============ ============ =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except number of shares; unaudited)

For the Year-To-Date Nine Months Ended September 30, 1999 and 1998           1999        1998
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     2,063,876     879,165
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                      569,715       7,232
Redemption of matured available for sale securities                     1,131,652   1,285,996
Purchases of available for sale securities                             (3,217,666) (1,708,858)
Net (increase) decrease in interest-bearing deposits in other banks       (13,929)     (2,031)
Net (increase) decrease in loans                                       (3,435,130) (2,064,283)
Proceeds from sales of auto loans                                       2,040,498           0
Purchases of premises and equipment                                       (41,504)    (29,715)
Proceeds from sales of other real estate                                    7,306       8,972
Payments to improve other real estate                                      (2,393)     (2,218)
Net cash (paid for) received from acquisitions                             17,443      45,007
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (2,944,008) (2,459,898)
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                       258,720     182,628
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes             768,705     445,378
Proceeds (payments) on nonrecourse debt on leveraged leases               140,293      75,635
Proceeds from issuance of long-term debt and short-term borrowings        450,685     487,277
Payments on long-term debt and short-term borrowings                     (407,856)    (86,050)
Proceeds from issuance of common stock and sales of treasury stock          8,667      11,864
Purchases of treasury stock                                               (18,419)    (23,491)
Dividends paid                                                            (80,559)    (71,023)
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,120,236   1,022,218
--------------------------------------------------------------------- ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      240,104    (558,515)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,256,545   1,425,701
--------------------------------------------------------------------- ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                1,496,649     867,186
===================================================================== =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) FOR:
  Interest                                                                571,489     529,943
  Income taxes                                                              5,345      30,299
===================================================================== =========== ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted                                        517         180
  Number of common shares issued                                           21,197       6,929
  Conversion value                                                             41          10
Transfer of loans to other real estate                                      5,334       1,779
Net unrealized gain (loss) on available for sale securities
  included in stockholders' equity                                       (124,018)     26,027
Acquisitions:
  Assets acquired                                                         489,130   1,317,988
  Liabilities assumed                                                     309,298   1,147,242
  Number of FSCO shares issued                                          8,456,368  15,347,609
===================================================================== =========== ===========

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)

For the Periods Ended September 30, 1999 and 1998                   Three Months                   Year-To-Date Nine Months
                                                            1999      1998     $Chg    %Chg       1999       1998     $Chg    %Chg
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
NET INCOME                                                73,315    63,091   10,224    16.2    207,036    180,367   26,669    14.8
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
OTHER COMPREHENSIVE INCOME, AFTER TAX                    (26,907)   25,043  (51,950) (207.4)  (124,018)    26,027 (150,045) (576.5)
------------------------------------------------------ --------- --------- -------- ------- ---------- ---------- -------- -------
COMPREHENSIVE INCOME                                      46,408    88,134  (41,726)  (47.3)    83,018    206,394 (123,376)  (59.8)
====================================================== ========= ========= ======== ======= ========== ========== ======== =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION (FSCO)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of FSCO's management, the accompanying unaudited consolidated financial statements of FSCO contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, FSCO's: results of operations for the three months and year-to-date nine months ended September 30, 1999 and 1998; financial position as of September 30, 1999, December 31, 1998, and September 30, 1998; and cash flows for the year-to-date nine months ended September 30, 1999 and 1998.

   2. FSCO's results of operations for the three months and year-to-date nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

   6. In accordance with SFAS No. 125, FSCO's capitalized loan servicing rights for the year-to-date nine months ended September 30, 1999 included $59.1 million originated and $43.2 million amortized during the period.

   7. Effective January 1, 1998, FSCO adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures of certain information about FSCO's reportable operating segments. FSCO has the following reportable line of business segments: Community Banking Services; Retail Lending Services; Business Banking Services; Capital Markets, Treasury, & Investment Management; and Parent & Other.
   Interest income and expense as well as the total average assets and total average deposits are reported following the same accounting policies described in Note 1 to the financial statements in FSCO's 1998 Annual Report on Form 10-K (hereby incorporated by reference). Intersegment interest income and expense are derived by modeling loans and deposits to determine duration-based funds transfer pricing rates. Such rates are applied to loans and deposits to determine intersegment interest income and expense. In addition, certain operating, general and administrative expenses are allocated between and among the business segments to derive net income.
   FSCO advises readers that its line of business segment data for periods prior to 1999 has undergone material changes in the alignment of products and business units within the lines of business, and in internal reporting and cost allocation systems. As a result, data for those periods was either unavailable, or if shown, may not be comparable with 1999. In addition, FSCO further advises readers that its actual results for future periods could differ materially from those anticipated or projected.

LINE OF BUSINESS SEGMENTS - SELECTED DATA (in thousands; unaudited) (A)
                                                                                     Capital
                                                                                    Markets,
                                            Community       Retail     Business   Treasury &
                                              Banking      Lending      Banking   Investment       Parent        Total
                                             Services     Services     Services   Management      & Other         FSCO
----------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
For the Year-To-Date Nine Months Ended September 30, 1999
Total assets (Avg)                             655,557    8,656,815    3,996,159    5,740,674    3,098,413   22,147,618
Total deposits (Avg)                         9,012,581      221,830      790,099      336,348    2,331,355   12,692,213
Interest income                                  7,052      543,782      231,119      270,336      105,040    1,157,329
Interest expense                               267,485           13       19,221      165,583      131,056      583,358
Intersegment interest income (expense) net     405,834     (329,644)    (105,927)     (74,717)     104,454            0
Provision for income taxes                      19,849       40,950       23,164        9,172       13,190      106,325
Net income                                      31,386       65,414       38,750       14,651       56,835      207,036
----------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
For the Year-To-Date Nine Months Ended September 30, 1998
Total assets (Avg)                             772,914    9,466,411    3,604,509    4,514,138      559,841   18,917,813
Total deposits (Avg)                         8,539,310      199,458      620,389      374,528    1,913,210   11,646,895
Interest income                                  5,502      531,352      222,923      214,490       77,200    1,051,467
Interest expense                               281,000        4,629       16,357      144,170       88,327      534,483
Intersegment interest income (expense) net     412,777     (322,663)    (107,925)     (63,265)      81,076            0
Provision for income taxes                      21,372       38,449       19,689          490       19,902       99,902
Net income                                      33,183       61,419       36,118          783       48,864      180,367
========================================= ============ ============ ============ ============ ============ ============

(A) For the periods reported, FSCO:
    * reported intersegment interest income and interest expenses on a net basis;
    * had no material revenues from foreign countries;
    * did not rely on any single major customer for 10% or more of external revenues;
    * had no material unusual items, extraordinary items, and/or significant noncash items.

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

IMPORTANT NOTICES:

   THIS MDA SHOULD BE READ IN CONJUNCTION WITH FSCO'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: "Year 2000" issues; the economic environment, particularly in the regions where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; mergers and acquisitions and the integration of merged/acquired businesses; technology and associated risks; and other risks and uncertainties affecting FSCO's operations and personnel.
   Be advised that FSCO, as part of its core business, regularly evaluates the potential acquisition of, and holds discussions with, prospective acquisition candidates, which candidates may conduct any type of businesses permissible for a bank holding company and its affiliates. FSCO's discussions in this document are subject to the changes that may result if any such acquisition transaction is completed. FSCO restates its guiding principle that it will not comment on or publicly announce any acquisition until after a binding and definitive acquisition agreement has been reached.
   The discussion of FSCO's "Year 2000 Issues" constitutes a Year 2000 Readiness Disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act and includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause the actual impact of Year 2000 issues to change significantly from what is described in these forward-looking statements. Those factors include, but are not limited to, ineffective remediation of computer code and the inability of FSCO's suppliers and vendors to successfully resolve their individual Year 2000 issues.
   FSCO specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.




HIGHLIGHTS

   Highlights of FSCO's performance in 1999, and comparisons to corresponding 1998 periods, included:

RESULTS OF OPERATIONS - YEAR-TO-DATE 1999:
* Net income: $207.0 million, up $26.7 million or 14.8%; and up $19.4 million or 10.4% excluding 1998 one-time California State Bank (CSB) acquisition charges of $7.2 million after tax.
* Earnings per share diluted: $1.05, up $0.12 or 12.9%; and up $0.08 or 8.2% excluding 1998 CSB acquisition charges.
* Noninterest income: $399.7 million, up $57.7 million or 16.9%.
RESULTS OF OPERATIONS - THIRD QUARTER OF 1999:
* Net income: $73.3 million, up $10.2 million or 16.2%.
* Earnings per share diluted: $0.37, up $0.04 or 12.1%.
* Noninterest income: $131.7 million, up $16.8 million or 14.6%.
FINANCIAL CONDITION AT SEPTEMBER 30, 1999, COMPARED WITH YEAR-END 1998:
* Total assets: $23.3 billion, up $1.7 billion or 7.6%.
* Interest-earning assets: $20.6 billion, up $1.3 billion or 6.5%.
* Stockholders' equity: $1.8 billion, up $0.2 billion or 10.3%.
* Asset quality: ratio of total problem assets to total loans and ORE of 0.64%, up from 0.52%.
* All equity and risk-based capital ratios exceeded regulatory requirements for "well capitalized" status.
MERGERS AND ACQUISITIONS:
* FSCO's merger with Zions Bancorporation is proceeding appropriately; a closing date is anticipated in the fourth quarter of 1999, pending shareholder and regulatory approvals.

LINE OF BUSINESS SEGMENTS

   FSCO's organizational management structure consisted of the following five "Line of Business" segments (see: MDA Supplemental Tables "Line of Business Segments"):
   * Community Banking Services provides transaction, deposit, electronic banking, and customer services. This segment was restructured during the first quarter of 1999 with all personal investment, private banking, personal trust, and insurance functions moved to the new Capital Markets, Treasury, and Investment Management segment.
   * Retail Lending Services provides a full range of credit products to retail and small-business customers including consumer loans (direct and indirect vehicle, credit cards, student loans, and other), residential real estate loans (mortgage, home equity, and construction), and commercial loans under $100,000. Retail Lending Services also makes loans (new and used car flooring, capital loans, and real estate loans) to selected types of businesses, including automobile dealers, residential lot developers, and home builders (for construction of single family residential homes).
   * Business Banking Services provides a full range of products to business customers, including commercial loans over $100,000, commercial real estate loans (term and construction), leases, and banking, trust, and financial services for businesses.
   * Capital Markets, Treasury, and Investment Management provides capital markets, treasury, personal investment, private banking, personal trust, insurance, investment management functions, and FS Van Kasper. This line of business segment was restructured during the first quarter of 1999 by combining the Finance and Capital Markets segment with all personal investment, private banking, personal trust, and insurance functions from the Community Banking Services segment.
   * Parent and Other combines corporate administration, technology and processing services, acquired banks that have not been converted to FSCO's systems, and intersegment eliminations. This line of business segment was restructured during the first quarter of 1999 by moving the accounting, tax, and purchasing functions from the Finance and Capital Markets segment to this segment.
   FSCO advises readers that its line of business segment data for 1998 has been restated so far as was practicable. In addition, FSCO further advises readers that its actual results for future periods could differ materially from those anticipated or projected, due to potential changes resulting from FSCO's anticipated merger with Zions Bancorporation.

ANALYSIS OF STATEMENTS OF INCOME

EARNINGS SUMMARY
   FSCO's net income was $207.0 million for the first nine months of 1999, up $26.7 million or 14.8% from the corresponding year-ago 1998 period. This net income generated earnings per share (EPS) diluted of $1.05 for the year to date, up $0.12 or 12.9% from the year-ago period, and a 1.25% return on average assets (ROAA) and a 16.65% return on average equity (ROAE) for year-to-date 1999, compared with a 1.27% ROAA and a 16.11% ROAE for the year-ago period. Tangible EPS diluted were $1.25, tangible ROAA was 1.52%, and tangible ROAE was 28.5% for the year to date, compared with $1.06, 1.48%, and 23.70%, respectively, for the year-ago period.
   For year-to-date 1999 compared to 1998 excluding one-time CSB acquisition charges of $7.2 million after tax, FSCO's net income was up $19.4 million or 10.4% while EPS diluted were up $0.08 or 8.2.
   FSCO's net income was $73.3 million for the third quarter of 1999, up $10.2 million or 16.2% from the third quarter of 1998. This net income generated EPS diluted of $0.37 for the quarter, up $0.04 or 12.1% from the year-ago quarter, and a 1.26% ROAA and a 16.76% ROAE for the quarter, compared with a 1.27% ROAA and a 16.07% ROAE for the year-ago quarter. Tangible EPS diluted were $0.43, tangible ROAA was 1.54%, and tangible ROAE was 29.92% for the quarter, compared with $0.37, 1.49%, and 23.81%, respectively, for the year-ago quarter.

REVENUES
   FSCO's revenues (net interest income plus noninterest income) were $973.6 million for year-to-date 1999, up $114.7 million or 13.4% from the year-ago period, and were $335.3 million for the third quarter of 1999, up $40.7 million or 13.8% from the year-ago quarter. The components of FSCO's revenues are discussed below in the "Net Interest Income And Net Interest Margin" and "Noninterest Income" sections.

NET INTEREST INCOME AND NET INTEREST MARGIN
   FSCO's net interest income on a fully taxable equivalent (FTE) basis was $581.3 million for year-to-date 1999, up $56.7 million or 10.8% from the year-ago period, and was $205.7 million for the third quarter of 1999, up $23.7 million or 13.0% from the year-ago quarter. These increases were due to a combination of continued strong growth in loans net of loan sales and securitizations, growth in the securities portfolios, and the positive impact of recent acquisitions accounted for as purchases.
   FSCO's net interest margin was 3.97% for year-to-date 1999, down 18 basis points from the year-ago period, and was 4.05% for the third quarter of 1999, down 9 basis points from the year-ago quarter. These decreases were due to several factors including: strong volume growth in loans and growth in the securities portfolio financed by higher marginal funding costs; sales of higher-yielding earning assets through securitizations; and refinancing of mortgages at lower rates. In addition, FSCO's long-term component of funding costs rose during the year to date due to a strategic decision to prefund longer term debt over the year in order to take advantage of historically low rates and to avoid any potential negative market conditions, including Year 2000 concerns, in the latter part of 1999. On a linked quarter basis, FSCO's net interest margin improved for the second quarter in a row.
   FSCO expects its net interest margin to remain stable and to average between 3.90% and 4.00% for the full 1999 year.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses was $40.3 million for year-to-date 1999, down $8.8 million or 18.0% from the year-ago period, and was $12.8 million for the quarter, down $5.3 million or 29.3% from the year-ago quarter (see: "Asset
Quality: Provision For Loan Losses").

NONINTEREST INCOME
   FSCO's noninterest income was $399.7 million for year-to-date 1999, up $57.7 million or 16.9% from the year-ago period, and was $131.7 million for the third quarter of 1999, up $16.8 million or 14.6% from the year-ago quarter. These increases reflected FSCO's continued emphasis on increasing and diversifying its sources of noninterest income and included the following: growth in commissions and fees from securities and insurance transactions; gains from two separate $1.0 billion loan securitizations during the first and second quarters of 1999; growth in other service charges, collections, commissions, and fees; securities gains; and growth in trust income. These increases were partially offset by decreased bankcard servicing & third-party processing fees, reflecting a joint venture in a merchant servicing business that FSCO entered into in the first quarter of 1998, and decreased service charges on accounts. FSCO's ratio of noninterest income to total revenue was 41.05% for year-to-date 1999, up from 39.81% for the year-ago period, and was 39.27% for the quarter, up from 38.99% for the year-ago quarter.

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $620.0 million for year-to-date 1999, up $90.4 million or 17.1% from the year-ago period, and were $210.2 million for the third quarter of 1999, up $30.7 million or 17.1% from the year-ago quarter. These increases were primarily due to the following: additions of revenue-generating personnel; additional personnel and operating expenses of recent purchase acquisitions; and the cost of strategic technological investments and upgrades, including Year 2000 expenditures. These increases reflected FSCO's continued absorption of the impact of several major investments in support of strong growth, multiple acquisitions, and strategic expenditures in technology. FSCO expects that these investments will be significant contributors to its success after its merger with Zions (see:
"Mergers And Acquisitions: Zions Bancorporation And First Security Corporation Merger"). FSCO remained committed to effectively managing its ongoing noninterest expenses, balanced against the need to make strategic investments and meet growth requirements. The components of FSCO's noninterest expenses are discussed below.
   * FSCO's salaries and benefits expense were $355.3 million for the year to date, up $70.6 million or 24.8% from the year-ago period, and were $118.0 million for the quarter, up $18.2 million or 18.2% from the year-ago quarter.
   * FSCO's nonpersonnel expenses were $264.7 million for the year to date, up $19.8 million or 8.1% from the year-ago period, and were $92.3 million for the quarter, up $12.5 million or 15.7% from the year-ago quarter.
   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 63.20% for year-to-date 1999, up 209 basis points from the year-ago period, and was 62.31% for the third quarter of 1999, up 185 basis points from the year-ago quarter.
   CrossLand Mortgage Corp., FSCO's mortgage banking subsidiary, and FS Van Kasper, FSCO's full-service investment banking and brokerage subsidiary, have higher inherent operating expense ratios than FSCO's bank subsidiaries. Excluding CrossLand Mortgage and FS Van Kasper, FSCO's operating expense ratio was 57.63% for year-to-date 1999, up 96 basis points from the year-ago period, and was 54.37% for the third quarter of 1999, down 187 basis points from the year-ago quarter.
   Excluding the 1998 noninterest expense acquisition charges, FSCO's year-to-date 1999 noninterest expenses increased $97.4 million or 18.6% and the operating expense ratio increased 289 basis points. Excluding CrossLand Mortgage, FS Van Kasper, and the 1998 acquisition charges, FSCO's operating expense ratio of 57.63% for year-to-date 1999 was up 195 basis points from the year-ago period.

ANALYSIS OF BALANCE SHEETS

SUMMARY
   As of September 30, 1999, FSCO increased its total assets and equity to record levels. At period end, FSCO considered its interest-earning asset quality to be good, its reserve for loan losses to be adequate, and its liquidity position to be strong for the foreseeable future (see: "Factors That May Affect Future Results of Operations And Financial Condition").
   FSCO's total assets were $23.3 billion at September 30, 1999, up $1.7 billion or 7.6% from year-end 1998 and up $3.5 billion or 17.6% from one year ago. Interest-earning assets were $20.6 billion at period end, up $1.3 billion or 6.5% from year end and up $2.6 billion or 14.7% from one year ago.
   FSCO's total liabilities were $21.6 billion at September 30, 1999, up $1.5 billion or 7.4% from year end and up $3.3 billion or 18.3% from one year ago. Total interest-bearing liabilities were $18.3 billion at period end, up $1.6 billion or 9.2% from year end and up $3.0 billion or 19.9% from one year ago.
   FSCO's stockholders' equity increased to $1.8 billion at September 30, 1999, up $0.2 billion or 10.3% from year end and up $0.1 billion or 9.3% from one year ago.

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS
   FSCO's trading account securities were $0.1 billion at September 30, 1999, down $0.2 billion or 72.7% from year end but up 23.0% from one year ago. Fluctuations in trading opportunities, reflected in the level of securities held, are a normal part of this function.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity requirements.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES
   FSCO's available for sale (AFS) securities were $6.1 billion at September 30, 1999, up $1.4 billion or 29.0% from year end and up $1.2 billion or 25.1% from one year ago. These increases were due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets.

INTEREST-EARNING ASSETS:
LOANS
   FSCO's loans, net of unearned income but before the reserve for loan losses, were $13.8 billion at September 30, 1999, down $0.2 billion or 1.4% from year end but up $0.9 billion or 6.9% from one year ago. The decrease from year end was due to two separate $1.0 billion vehicle loan securitizations during the first and second quarters of 1999, ongoing sales of 1-to-4 family residential term loans into secondary markets, and a slowing in mortgage loan production. The ratio of total loans to total assets was 59.18% at period end, down from 64.61% at year end and 65.09% one year ago. The components of FSCO's loan portfolio at September 30, 1999, compared with December 31, 1998 and September 30, 1998, respectively, are discussed below.
   * Commercial loans were $3.2 billion, essentially unchanged from year end and up $0.2 billion or 8.3% from one year ago. The increase from one year ago was primarily due to a continued broad-based business expansion in FSCO's market areas. Commercial loans consisted primarily of loans to small and middle-market businesses and agricultural-related businesses.
   * Real estate secured loans were $5.7 billion, down $0.4 billion or 6.7% from year end but up $0.6 billion or 11.0% from one year ago. Fluctuations in these loan balances occurred as loan originations, generated by strong demand and low interest rates during the periods, were offset by loan sales, particularly in the first half of 1999. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly securitizes and sells most loans in the secondary markets on an ongoing flow-through basis. For 1-to-4 family residential term loans year to date, FSCO originated $11.8 billion, up $1.6 billion or 15.2% from the year-ago period, and sold $11.9 billion, up $2.2 billion or 22.5% from the year-ago period. At quarter end, $0.9 billion of real estate secured loans were held for sale, down $1.4 billion or 60.5% from year end, and down $0.7 billion or 42.2% from one year ago.
   * Consumer loans were $3.4 billion, down $0.1 billion or 1.7% from year end and down $0.3 billion or 7.5% from one year ago. These decreases occurred as vehicle loan originations were more than offset by vehicle loan securitizations and maturing loans. For balance sheet management purposes, FSCO does not retain all newly originated indirect vehicle loans but regularly pools and securitizes such loans in the secondary markets. For indirect vehicle loans year to date, FSCO originated $2.7 billion, up $0.6 billion or 29.0% from the year-ago period, and sold $2.0 billion, up $1.6 billion or 446.6% from the year-ago period. FSCO is a leading consumer lender in its primary market area.
   * Leases were $1.6 billion, up $0.2 billion or 18.8% from year end and up $0.4 billion or 30.1% from one year ago. These increases were primarily due to FSCO's growth in the vehicle and equipment leasing markets.

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO.
However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.
   FSCO continued to maintain strong asset quality, as its ratio of total problem assets to total loans and other real estate was 0.57% at September 30, 1999, up from 0.52% at year end and 0.50% one year ago. The ratio of nonperforming assets to total loans and ORE was 0.41% at period end, up from 0.35% at year end and 0.34% one year ago.
   Problem assets were $78.5 million at September 30, 1999, up $5.3 million or 7.3% from year end and up $14.2 million or 22.0% from one year ago. The components of FSCO's problem assets at September 30, 1999, compared with December 31, 1998 and September 30, 1998, respectively, are discussed below.
   * Nonaccruing loans were $49.2 million, up $3.4 million or 7.4% from year end and up $8.0 million or 19.5% from one year ago. The ratio of nonaccruing loans to total loans was 0.36%, up from 0.33% at year end and 0.32% one year ago.
   * Other real estate was $8.1 million, up $4.4 million or 122.7% from year end and up $5.3 million or 187.8% from one year ago. ORE property values are reviewed at least annually and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $21.3 million, down $2.5 million or 10.4% from year end but up $0.9 million or 4.5% from one year ago. The ratio of accruing loans past due 90 days or more to total loans was 0.15%, down from 0.17% at year end and 0.16% one year ago.
   A comparison of FSCO to its Bank Holding Company Performance Report (BHCPR) peer group as of June 30, 1999 showed that: FSCO's ratio of nonaccruing loans to total loans was 0.38%, which compared favorably with the peer group average of 0.59%; and FSCO's ratio of accruing loans past due 90 days or more to total loans was 0.17%, which compared favorably with the peer group average of 0.22%.
   Potential problem loans identified by FSCO amounted to $45.9 million at September 30, 1999, down $1.4 million or 3.0% from year end and down $9.3 million or 16.8% from one year ago. Potential problem loans consisted primarily of commercial and agricultural related loans.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES
   FSCO relies on the methodology for analysis of reserve adequacy outlined in its 1998 Annual Report on Form 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.
   FSCO's reserve for loan losses was $174.4 million at September 30, 1999, up $1.1 million or 0.6% from year-end 1998 and up $5.4 million or 3.2% from one year ago. The increase from one year ago was due to reserves added with the various purchase acquisitions during the period.
   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at September 30, 1999 to be adequate to absorb estimated loan losses in the current loan portfolio. FSCO's coverage ratio of the reserve to nonaccruing loans was 354.57% at period end, down from 378.39% at year end and 410.48% one year ago. The ratio of the reserve to total loans was 1.26% at period end, compared with 1.24% at year end and 1.31% one year ago.
   Net loans charged off against the reserve were $47.6 million for year-to-date 1999, up $7.1 million or 17.6% from the year-ago period, and were $12.8 million for the third quarter of 1999, down $2.9 million or 18.4% from the year-ago quarter. The year-to-date increase was primarily due to higher net loans charged off on commercial loans and consumer vehicle loans, while the quarterly decrease was primarily due to lower net loans charged off on consumer vehicle loans. The annualized ratio of net loans charged off to average loans was 0.47% for year-to-date 1999, compared with 0.44% for the year-ago period and 0.49% for all of 1998, and was 0.37% for the third quarter of 1999, down from 0.48% for the year-ago quarter.
   A comparison of FSCO to its BHCPR peer group as of June 30, 1999 showed that: FSCO's coverage ratio of the reserve to nonaccruing loans was 346.10%, which compared favorably with the peer group average of 325.27%; its ratio of the reserve to total loans was 1.31%, compared with the peer group average of 1.53%; and its annualized ratio of net loans charged off to average loans was 0.54% for the period, compared with the peer group average of 0.38%.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate.
   FSCO's provision for loan losses was $40.3 million for year-to-date 1999, down $8.8 million or 18.0% from the year-ago period, and was $12.8 million for the quarter, down $5.3 million or 29.3% from the year-ago quarter. The year-to-date decrease was offset by $8.4 million in reserves added with the various purchase acquisitions during the period.

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

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO's total deposits were $13.2 billion at September 30, 1999, up $0.6 billion or 4.4% from year end and up $1.3 billion or 10.6% from one year ago. These increases were due to FSCO's continued emphasis on its deposit gathering functions and the acquisition of banks with strong deposit characteristics. The ratio of loans to deposits was 104.57% at period end, down from 110.70% at year end and 108.23% one year ago primarily due to increased deposit levels, two separate $1.0 billion loan securitizations during the first and second quarters of 1999, and ongoing sales of 1-to-4 family residential term loans. The ratio of loans to assets was 59.18% at period end, down from 64.61% at year end and 65.09% one year ago. These ratios, as well as other loan and liquidity ratios, vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk, customer borrowing needs, and economic opportunities.
   FSCO's debt, which included short-term borrowings and long-term debt, was $7.7 billion at September 30, 1999, up $0.8 billion or 11.8% from year end and up $1.9 billion or 33.1% from one year ago. The components of FSCO's debt at September 30, 1999, compared with December 31, 1998 and September 30, 1998, respectively, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $4.5 billion, up $0.8 billion or 20.3% from year end and up $0.8 billion or 22.5% from one year ago. These increases occurred as FSCO funded, on an interim basis, the loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, loans held for sale or securitization, and growth in AFS securities funded by repurchase agreements.
   * All other short-term borrowed funds were $0.6 billion, up $0.1 billion or 23.7% from year end and up $0.3 billion or 85.1% from one year ago. These increases were due primarily to current maturities of long-term debt and additional borrowings from the Federal Home Loan Banks.
   * Long-term debt was $2.5 billion, essentially unchanged from year end but up $0.8 billion or 45.0% from one year ago. The increase from one year ago was due to a strategic decision to prefund longer term debt in order to take advantage of historically low rates and to avoid any potential negative market conditions, including Year 2000 concerns, in the latter part of 1999. These long-term debt instruments also provided favorable asset/liability rate risk management opportunities during the year.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK MANAGEMENT
   FSCO's market risk is composed primarily of interest rate risk throughout FSCO's balance sheet, and, to a lesser extent, market price risk in trading account securities. FSCO has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK (EXCLUDING TRADING ACCOUNT SECURITIES)
   At September 30, 1999, FSCO exhibited slight liability sensitivity and minimal overall interest rate risk.
   During the 12 month period, a strong regional economy resulted in net average loan growth of $0.9 billion or 6.7%, while successful deposit promotions helped to generate average deposit growth of $1.3 billion or 10.7%. FSCO also utilized loan sales and securitizations and external funding sources to support asset growth.
   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet resulting in an increase in the average AFS securities of $1.3 billion or 26.2% during the 12 month period. This increase was primarily funded through the use of repurchase agreements and other short-term borrowings.
   FSCO is well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or maturity of securities, additional asset sales and securitizations, and access to external sources of funding.
   Off-balance sheet derivatives used to manage FSCO's interest rate risk, including interest rate swaps, caps, corridors, floors, forwards, futures, and options totaled $2.3 billion notional amount at September 30, 1999, down from $2.8 billion at year end and $2.6 billion one year ago. These changes were primarily associated with hedging mortgage loan servicing rights.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES
   Financial futures and options contracts related to FSCO's trading account securities totaled $2.6 billion notional par value at September 30, 1999, up from $1.2 billion notional value at year end but down from $10.3 billion notional amount one year ago. This position consisted of futures and options contracts on short-term Federal funds, one month LIBOR, and three month Eurodollars.

OTHER ASSETS AND LIABILITIES
   FSCO's intangible assets were $0.6 billion at September 30, 1999, up $0.2 billion or 38.5% from year end and up $0.2 billion or 58.6% from one year ago, due to goodwill associated with recent acquisitions and increased loan servicing rights from strong loan production and sales. Fluctuations in other assets and other liabilities were due in part to the effect of acquisitions and timing differences from unsettled transactions in the purchase and sale of securities.

COMMON AND PREFERRED STOCK
   FSCO's common stock is traded on Nasdaq under the symbol "FSCO", and is included in the Standard & Poors' "MidCap 400 Index" and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   On October 25, 1999, the directors of FSCO declared a regular quarterly common stock cash dividend of $0.14 per share. This dividend is payable on December 6, 1999 to shareholders of record on November 12, 1999 and is equal to an annual dividend rate of $0.56 per share. At the market closing price of $24.875 per share on Friday, October 22, 1999 (before the announcement of the dividend), the annual dividend yield on FSCO common stock would have been 2.25%. This dividend is the 179th common stock dividend declared by FSCO and marks the 65th consecutive year in which FSCO has paid cash dividends on its common stock.
   National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of FSCO common stock was $23.75 per share at the close of the market on September 30, 1999, versus a book value of $8.99 per share, resulting in a market-to-book ratio of 264.18%. In comparison, the bid price of FSCO common stock was $16.688 per share at the close of the market on September 30, 1998, versus a book value of $8.54 per share, resulting in a market-to-book ratio of 195.41%. At September 30, 1999, FSCO's common stock market capitalization was $4.6 billion, up $0.3 billion or 6.8% from year-end 1998 and up $1.5 billion or 47.8% from one year ago.
   FSCO's preferred stock is convertible into FSCO common stock at the conversion rate of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
   FSCO's total stockholders' equity increased to $1.8 billion at September 30, 1999, up $0.2 billion or 10.3% from year-end 1998 and up $0.1 billion or 9.3% from one year ago. This growth was due to earnings retained and issuances of new FSCO common stock shares for acquisitions, partially offset by a decrease in accumulated other comprehensive income, consisting of unrealized net losses in the fair value of AFS securities, and by repurchases of common stock in the public markets in 1998 and early 1999.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   FSCO's ratio of stockholders' equity to total assets was 7.54% at September 30, 1999, up from 7.36% at year-end but down from 8.11% one year ago. The ratio of tangible common equity to tangible assets was 5.23% at quarter end, down from 5.57% at year end and 6.42% one year ago, reflecting changes in the fair value of AFS securities, repurchases of common stock, balance sheet growth, goodwill recognized with various mergers, and the ongoing origination of loan servicing rights.
   A comparison of FSCO to its BHCPR peer group as of June 30, 1999 showed that: FSCO's ratio of stockholders' equity to total assets was 7.84%, compared with the peer group average of 7.87%; and its ratio of tangible common equity to tangible assets was 5.37%, compared with the peer group average of 5.66%.
   Regulations permit FSCO's $150 million of Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026, issued in 1997, to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and FSCO's risk-based capital ratios.
   FSCO's risk-based capital ratios remained strong at September 30, 1999 due to earnings retained and the above-mentioned Capital Income Securities.
FSCO's leverage and risk-based capital ratios were as follows:
                                                 Sept. 30   Dec. 31  Sept. 30
                                                     1999      1998      1998
                                                 --------  --------  --------
      Leverage ratio                                 6.96%     6.90%     7.67%
      Tier 1 risk-based capital ratio                8.74      9.10     10.19
      Total (Tier 1 + 2) risk-based capital ratio   10.70     11.31     12.60
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

MERGERS AND ACQUISITIONS

ZIONS BANCORPORATION AND FIRST SECURITY CORPORATION MERGER
   FSCO's merger with Zions Bancorporation (Zions; Nasdaq: ZION) is proceeding appropriately and a closing date is anticipated in the fourth quarter of 1999, pending shareholder and regulatory approvals. Dates for shareholder meetings to vote on the proposed merger have been postponed due to a slowing of the closing schedule and new dates have not yet been determined. Application for permission to merge was filed with the Federal Reserve Bank of San Francisco on September 17, 1999, and a response is expected by mid-November. A ruling on divestiture requirements from the Department of Justice (DOJ) was delayed by its request for additional details, which it has received, and a final response is expected imminently to enable a later fourth quarter closing. Certain merger actions and decisions are dependent on DOJ's ruling and are also delayed as a result. A lawsuit titled "Noyes v. Zions Bancorporation", Case No. CIV 2:99CV0749B, District of Utah, has been filed in United States District Court challenging the proposed merger on anti-competitive grounds. This matter has been stayed by the parties pending regulatory approval of the proposed merger. Zions, the named defendant in the suit, will vigorously
defend against any claims set forth in this proceeding.   The new organization
will be known as First Security Corporation, headquartered in Salt Lake City, and is expected to be approximately the nation's 25th largest bank holding company with assets of approximately $40 billion.
   In connection with this planned merger, FSCO's Board of Directors has taken action under FSCO's Comprehensive Management Incentive Plan (CMIP) to require that all accelerated and vested stock options be settled in shares of common stock and not in cash. This action was taken to preserve pooling of interests accounting treatment for the planned merger. The anticipated financial statement effect of the accelerated and vested stock options under the CMIP as a result of the planned merger was discussed in FSCO's Form 8-K filing on August 30, 1999 (hereby incorporated by reference).

OTHER MERGERS AND ACQUISITIONS
   FSCO's merger and acquisition strategies, opportunities, and activities were discussed in detail in its 1998 Annual Report on Form 10-K (hereby incorporated by reference). Mergers and acquisitions for the periods covered by this report, are discussed below.
   On July 1, 1999, FSCO merged three existing FSCO business divisions into its First Security Van Kasper subsidiary (FS Van Kasper, located in Utah, California, Idaho, Nevada, Oregon, New Mexico, and Wyoming) to create a single company with a wide array of financial products and services, organized as follows:
   * the Van Kasper division provides investment banking, private client and institutional securities brokerage;
   * the First Security division deals in fixed income securities including corporate debt, preferred stock, and tax exempt/ U.S. Treasury/agency securities.
   * the Investor Services division provides full service securities brokerage, investment advisory, discount brokerage services, and makes available First Security's Achievement Funds, a family of proprietary mutual funds;
   * the Insurance division is a full service insurance agency.

NATIONAL & REGIONAL ECONOMY

   U.S. economic growth was sharply higher in the 1999 third quarter, signaling the likelihood of a healthy business environment continuing into next year. Over the next several quarters, national economic growth is expected to moderate slightly to near a 3% growth track. Despite the current rapid pace of economic expansion, instances of rising inflation remain generally absent. Certainly, the U.S. business sector is confronted with higher costs including energy, wage, medical and interest. Because of the intense competitive climate and excess capacity, few companies have any appreciable pricing power to pass those higher costs on in rising retail prices. Fortunately, productivity gains remain robust, thus enabling many businesses to offset much of those rising costs. Should that not occur, however, individual businesses may face narrowing profit margins.
   Economic growth throughout many western states tended to stabilize in 1999 after narrowing in the prior two years. The pace of business expansion achieved during the year will likely be generally sustained in 2000. In those states experiencing reduced net in-migration and slower job growth, the pace of residential construction next year may slip below current levels. Conversely, the prospect of rising exports to Asia will augment sales growth for various businesses.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Factors that may affect FSCO's future results of operations and financial condition, including competition, economic conditions, and technology, were discussed in detail in its 1998 Annual Report on Form 10-K (hereby incorporated by reference). In addition, the pending merger with Zions is expected to have a significant impact on FSCO's future results of operations and financial condition.

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 READINESS DISCLOSURE
   As previously announced, FSCO's year 2000 readiness effort was officially completed June 30, 1999. FSCO will continue to monitor all systems to ensure performance through the date change and beyond. In addition, FSCO maintains contingency plans to allow for business resumption should something unforeseen happen. These plans were tested in preparation for the Year 2000. FSCO's plan is to be thoroughly prepared so contingency plans won't be necessary.
If, however, situations generally outside of FSCO's control dictate the use of these plans, the goal is to provide services with a minimum of inconvenience to customers and resume normal operations as quickly as possible.
   FSCO's Year 2000 project expenditures totaled $38.9 million from 1996 through to its completion on June 30, 1999. This amount included: $2.6 million accrued and spent in 1997; $23.7 million accrued and spent in 1998; and $12.6 million accrued and spent in 1999. These expenditures were funded through operating cash flows. Of the $38.9 million total expenditures, $11.9 million was capitalized, including approximately $0.4 million capitalized in 1999, and the remainder reported as expense.
   FSCO's Year 2000 Project, Risks, and Contingency Plans were also previously discussed in detail in its 1998 Annual Report on Form 10-K, its Quarterly Report on Form 10-Q/A (amended) for the first quarter of 1999, and its Quarterly Report on Form 10-Q for the second quarter of 1999 (all hereby incorporated by reference).

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

                                    # # #

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
($ in thousands, except per share data and ratios; unaudited) (A)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr      Year-To-Date Nine Months
                                                     1999       1999       1999       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
COMMON & PREFERRED STOCK DATA:
Earnings per common share basic                      0.38       0.36       0.34       0.36       0.34       1.08       0.96    12.5
Earnings per common share diluted                    0.37       0.35       0.34       0.35       0.33       1.05       0.93    12.9
Tangible EPS diluted                                 0.43       0.42       0.40       0.41       0.37       1.25       1.06    17.9
Dividends paid per common share                      0.14       0.14       0.14       0.13       0.13       0.42       0.39     7.7
Book value per common share [EOP]                    8.99       8.90       8.77       8.54       8.54       8.99       8.54     5.3
Tangible book value per common share [EOP]           6.09       5.93       6.29       6.35       6.64       6.09       6.64    (8.3)
Market price (bid) [EOP]                           23.750     27.188     19.250     23.313     16.688     23.750     16.688    42.3
Market price: high bid for the period              27.375     27.188     23.750     23.313     23.938     27.375     26.167     4.6
Market price: low bid for the period               21.375     17.875     17.563     15.938     15.500     17.563     15.500    13.3
Market capitalization (mktprice x #shrs) [EOP]  4,648,944  5,303,971  3,654,285  4,352,817  3,144,703  4,648,944  3,144,703    47.8
Market price / book value per com share [EOP] %    264.18     305.48     219.50     272.99     195.41     264.18     195.41
Dividend payout ratio (DPS / EPS basic) %           36.84      38.89      41.18      36.11      38.24      38.89      40.63
Dividend yield (DPS / mktprice) [EOP] %              2.36       2.06       2.91       2.23       3.12       2.36       3.12
Price / earnings ratio(mktprice/4qtrsEPSbasic)       16.5x      19.4x      14.4x      17.5x      13.0x      16.5x      13.0x
Common shares basic [EOP]                         195,745    195,085    189,833    186,712    188,441    195,745    188,441     3.9
Common shares basic [Avg]                         195,428    191,323    188,242    188,370    187,931    191,691    187,303     2.3
Common shares diluted [Avg]                       200,788    196,402    193,403    193,756    193,621    196,891    193,868     1.6
Preferred shares [EOP]                                  9          9          9          9          9          9          9     0.0
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
INCOME STATEMENT:
Interest income                                   409,621    377,872    369,836    369,193    366,416  1,157,329  1,051,467    10.1
Interest expense                                  205,973    190,131    187,254    182,478    186,661    583,358    534,483     9.1
Net interest income                               203,648    187,741    182,582    186,715    179,755    573,971    516,984    11.0
Fully taxable equivalent (FTE) adjustment           2,097      2,611      2,660      2,716      2,259      7,368      7,665    (3.9)
Net interest income, FTE                          205,745    190,352    185,242    189,431    182,014    581,339    524,649    10.8
Provision for loan losses                          12,778     10,596     16,877     22,861     18,068     40,251     49,062   (18.0)
Noninterest income                                131,659    144,636    123,359    132,444    114,896    399,654    341,946    16.9
Noninterest expenses                              210,235    217,363    192,415    193,489    179,516    620,013    529,599    17.1
Provision for income taxes                         38,979     35,575     31,771     35,496     33,976    106,325     99,902     6.4
Net income                                         73,315     68,843     64,878     67,313     63,091    207,036    180,367    14.8
Preferred stock dividend requirement                    7          7          7          7          7         21         21     0.0
Common stock dividend                              27,411     26,544     26,583     24,580     24,472     80,538     71,001    13.4
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
BALANCE SHEET - END OF PERIOD:
Trading account securities                         89,867    147,951    396,563    329,109     73,067     89,867     73,067    23.0
Available for sale (AFS) securities             6,146,907  5,923,169  5,825,155  4,764,127  4,912,396  6,146,907  4,912,396    25.1
  Memo: fair value adjustment AFS securities     (151,619)  (107,952)    12,507     48,251     79,150   (151,619)    79,150  (291.6)
Loans, net of unearned income                  13,817,241 13,309,843 13,160,919 14,013,417 12,926,926 13,817,241 12,926,926     6.9
Reserve for loan losses                          (174,443)  (174,443)  (173,350)  (173,350)  (169,058)  (174,443)  (169,058)    3.2
Total interest-earning assets                  20,601,393 19,550,618 19,404,947 19,337,468 17,954,191 20,601,393 17,954,191    14.7
Intangible assets                                 566,892    578,033    472,066    409,367    357,459    566,892    357,459    58.6
Total assets                                   23,346,617 22,134,994 21,959,222 21,689,088 19,859,300 23,346,617 19,859,300    17.6
Noninterest-bearing deposits                    2,567,762  2,621,559  2,489,976  2,752,009  2,431,637  2,567,762  2,431,637     5.6
Interest-bearing deposits                      10,645,203 10,361,391 10,083,997  9,906,565  9,511,979 10,645,203  9,511,979    11.9
Total deposits                                 13,212,965 12,982,950 12,573,973 12,658,574 11,943,616 13,212,965 11,943,616    10.6
Short-term borrowed funds                       5,149,732  4,134,494  4,236,283  4,265,589  4,026,919  5,149,732  4,026,919    27.9
Long-term debt                                  2,536,949  2,582,370  2,706,320  2,609,558  1,749,478  2,536,949  1,749,478    45.0
Total interest-bearing liabilities             18,331,884 17,078,255 17,026,600 16,781,712 15,288,376 18,331,884 15,288,376    19.9
Preferred stockholders' equity                        456        472        476        484        491        456        491    (7.1)
Common stockholders' equity                     1,759,123  1,735,590  1,665,303  1,595,011  1,609,515  1,759,123  1,609,515     9.3
Parent company investment in subsidiaries       2,171,810  2,147,444  2,068,992  1,945,390  1,788,947  2,171,810  1,788,947    21.4
============================================== ========== ========== ========== ========== ========== ========== ========== =======

EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share.
(A) Certain reclassifications of 1998 amounts have been made to conform to 1999 classifications.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS (continued)
($ in thousands, except per share data and ratios; unaudited) (A)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr      Year-To-Date Nine Months
                                                     1999       1999       1999       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
PROBLEM ASSETS & POTENTIAL PROBLEM ASSETS - END OF PERIOD:
Nonaccruing loans:
  Commercial                                       20,644     20,459     22,741     19,562     17,042     20,644     17,042    21.1
  Real estate term                                 22,664     24,006     18,770     18,670     18,309     22,664     18,309    23.8
  Real estate construction                          3,267      3,603      6,389      6,213      4,756      3,267      4,756   (31.3)
  Consumer                                            238         87        146        137        305        238        305   (22.0)
  Leases                                            2,385      2,247        945      1,230        773      2,385        773   208.5
Total nonaccruing loans                            49,198     50,402     48,991     45,812     41,185     49,198     41,185    19.5
Other real estate                                   8,054      5,301      3,404      3,617      2,798      8,054      2,798   187.8
Total nonperforming assets                         57,252     55,703     52,395     49,429     43,983     57,252     43,983    30.2
Accruing loans past due 90 days or more            21,282     23,567     26,949     23,758     20,369     21,282     20,369     4.5
Total problem assets                               78,534     79,270     79,344     73,187     64,352     78,534     64,352    22.0
Potential problem assets                           45,888     28,031     36,552     47,319     55,150     45,888     55,150   (16.8)
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
RECONCILIATION OF THE RESERVE FOR LOAN LOSSES:
Reserve for loan losses, beginning                174,443    173,350    173,350    169,058    166,658    173,350    157,525    10.0
Loans (charged off):
  Commercial                                       (2,679)    (6,770)    (1,186)    (3,259)    (1,105)   (10,635)    (6,762)   57.3
  Real estate term                                   (309)      (533)      (671)      (877)    (1,388)    (1,513)    (2,378)  (36.4)
  Real estate construction                           (188)      (137)         0       (164)         0       (325)         0     0.0
  Consumer credit card & related                   (3,520)    (4,116)    (4,042)    (3,633)    (3,568)   (11,678)   (10,454)   11.7
  Consumer vehicle & other                        (14,914)   (15,988)   (22,441)   (21,428)   (17,004)   (53,343)   (45,364)   17.6
  Leases                                               (1)       (12)       (33)      (147)      (321)       (46)      (324)  (85.8)
Total loans charged off                           (21,611)   (27,556)   (28,373)   (29,508)   (23,386)   (77,540)   (65,282)   18.8
Recoveries on loans charged off:
  Commercial                                          698        921      1,186      1,552        614      2,805      3,742   (25.0)
  Real estate term                                    103         39        381        291        403        523      1,534   (65.9)
  Real estate construction                             63        214          2          1          1        279         22  1168.2
  Consumer credit card & related                    1,012        677        669        728        657      2,358      2,007    17.5
  Consumer vehicle & other                          6,956      7,777      9,256      6,491      6,032     23,989     17,506    37.0
  Leases                                                1          2          2          0         11          5         15   (66.7)
Total recoveries of loans charged off               8,833      9,630     11,496      9,063      7,718     29,959     24,826    20.7
Net loans (charged off) recovered                 (12,778)   (17,926)   (16,877)   (20,445)   (15,668)   (47,581)   (40,456)   17.6
Provision for loan losses                          12,778     10,596     16,877     22,861     18,068     40,251     49,062   (18.0)
Acquisitions                                            0      8,423          0      1,876          0      8,423      2,927   187.8
Reserve for loan losses, ending                   174,443    174,443    173,350    173,350    169,058    174,443    169,058     3.2
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
BALANCE SHEET - AVERAGE:
Trading account securities                        131,292    250,743    274,855    139,293     64,310    218,438    165,114    32.3
Available for sale (AFS) securities             6,087,635  5,862,259  5,043,922  4,870,349  4,824,517  5,668,428  4,555,126    24.4
  Memo: fair value adjustment AFS securities     (153,354)   (19,704)    37,590     62,380     41,719    (45,855)    39,007  (217.6)
Loans, net of unearned income                  13,711,047 13,307,887 13,675,678 13,310,822 12,844,942 13,565,000 12,296,586    10.3
Reserve for loan losses                          (174,443)  (174,686)  (174,556)  (170,129)  (167,555)  (174,561)  (164,053)    6.4
Deferred taxes on leases                         (244,353)  (228,400)  (218,334)  (200,571)  (193,572)  (230,458)  (196,256)   17.4
Total interest-earning assets, excluding
  fair value adjustment AFS securities
  & deferred taxes on leases                   20,298,429 19,354,022 18,916,172 18,175,389 17,580,579 19,527,937 16,876,095    15.7
Intangible assets                                 580,978    497,914    442,252    371,371    351,880    507,556    336,887    50.7
Total assets                                   23,017,626 21,972,307 21,435,536 20,438,133 19,652,528 22,147,618 18,917,813    17.1
Noninterest-bearing deposits                    2,556,921  2,454,808  2,474,540  2,510,491  2,302,410  2,495,725  2,246,000    11.1
Interest-bearing deposits                      10,544,685 10,140,998  9,896,659  9,587,111  9,531,570 10,196,488  9,400,895     8.5
Total deposits                                 13,101,606 12,595,806 12,371,199 12,097,602 11,833,980 12,692,213 11,646,895     9.0
Short-term borrowed funds                       4,923,639  4,348,443  4,165,438  3,779,161  4,146,642  4,481,951  3,842,418    16.6
Long-term debt                                  2,591,434  2,657,803  2,653,130  2,350,927  1,611,966  2,633,896  1,454,463    81.1
Total interest-bearing liabilities             18,059,758 17,147,244 16,715,227 15,717,199 15,290,178 17,312,335 14,697,776    17.8
Preferred stockholders' equity                        461        472        477        487        492        470        497    (5.4)
Common stockholders' equity                     1,734,772  1,671,059  1,579,645  1,617,608  1,557,403  1,662,394  1,496,692    11.1
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------

EOP: End Of Period. Avg: Average.
(A) Certain reclassifications of 1998 amounts have been made to conform to 1999 classifications.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS (continued)
($ in thousands, except per share data and ratios; unaudited) (A)
                                                  3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr      Year-To-Date Nine Months
                                                     1999       1999       1999       1998       1998       1999       1998    %Chg
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
OTHER DATA - END OF PERIOD (not rounded):
Full-time equivalent employees                      9,941     10,101     10,030      9,424      9,229      9,941      9,229     7.7
Domestic bank offices:
FS Bank (Utah offices)                                139        139        138        134        133        139        133     4.5
FS Bank (Idaho offices)                                88         88         88         88         88         88         88     0.0
FS Bank (Oregon offices)                               14         14         14         14         14         14         14     0.0
FS Bank (Wyoming offices)                               8          8          8          8          8          8          8     0.0
FSB New Mexico                                         34         34         34         34         32         34         32     6.3
FSB Southern New Mexico                                12         11         11         11         11         12         11     9.1
FSB Nevada                                             23         23         15         15         14         23         14    64.3
FSB California                                         16         16         16         18         17         16         17    (5.9)
Total domestic bank offices                           334        333        324        322        317        334        317     5.4
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
SELECTED RATIOS (%):
Return on average assets (ROAA)                      1.26       1.26       1.23       1.31       1.27       1.25       1.27
Tangible ROAA                                        1.54       1.53       1.49       1.56       1.49       1.52       1.48
Return on average stockholders' equity (ROAE)       16.76      16.52      16.65      16.50      16.07      16.65      16.11
Tangible ROAE                                       29.92      28.08      27.44      25.08      23.81      28.50      23.70
Net interest margin, FTE                             4.05       3.93       3.92       4.17       4.14       3.97       4.15
Net interest spread, FTE                             3.55       3.42       3.40       3.54       3.51       3.46       3.52
Noninterest income / total revenue                  39.27      43.52      40.32      41.50      38.99      41.05      39.81
Operating expense ratio
  (nonint exp / (net int inc FTE + nonint inc))     62.31      64.89      62.35      60.11      60.46      63.20      61.11
Productivity ratio (nonint exp / avg assets)         3.62       3.97       3.64       3.76       3.62       3.74       3.74
Stockholders' equity / assets [EOP]                  7.54       7.84       7.59       7.36       8.11       7.54       8.11
Stockholders' equity / assets [Avg]                  7.54       7.61       7.37       7.92       7.93       7.51       7.91
Tangible common equity / tangible assets [EOP]       5.23       5.37       5.55       5.57       6.42       5.23       6.42
Loans / deposits [EOP]                             104.57     102.52     104.67     110.70     108.23     104.57     108.23
Loans / assets [EOP]                                59.18      60.13      59.93      64.61      65.09      59.18      65.09
Reserve for loan losses [EOP] /:
  Total loans                                        1.26       1.31       1.32       1.24       1.31       1.26       1.31
  Nonaccruing loans                                354.57     346.10     353.84     378.39     410.48     354.57     410.48
  Nonaccruing + accruing loans past due 90 days    247.51     235.83     228.27     249.17     274.65     247.51     274.65
Nonaccruing loans / total loans                      0.36       0.38       0.37       0.33       0.32       0.36       0.32
Accruing loans past due 90 days / total loans        0.15       0.18       0.20       0.17       0.16       0.15       0.16
Nonaccruing + accr loans past due / total loans      0.51       0.56       0.58       0.50       0.48       0.51       0.48
Nonperforming assets [EOP] /:
  Total loans + other real estate                    0.41       0.42       0.40       0.35       0.34       0.41       0.34
  Total assets                                       0.25       0.25       0.24       0.23       0.22       0.25       0.22
  Total equity                                       3.25       3.21       3.15       3.10       2.73       3.25       2.73
  Total equity + reserve for loan losses             2.96       2.92       2.85       2.79       2.47       2.96       2.47
Problem assets [EOP] /:
  Total loans + other real estate                    0.57       0.60       0.60       0.52       0.50       0.57       0.50
  Total assets                                       0.34       0.36       0.36       0.34       0.32       0.34       0.32
  Total equity                                       4.46       4.57       4.76       4.59       4.00       4.46       4.00
  Total equity + reserve for loan losses             4.06       4.15       4.31       4.14       3.62       4.06       3.62
Net loans charged off / average loans                0.37       0.54       0.50       0.61       0.48       0.47       0.44
---------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------
CAPITAL RATIOS & RISK-BASED CAPITAL RATIOS (%) - AS OF SEPTEMBER 30, 1999:
                                                     FSCO    FS Bank     FSB NM    FSB SNM   FSB Nev.   FSB Cal.
                                               ---------- ---------- ---------- ---------- ---------- ----------
Leverage ratio                                       6.96       7.70       5.74      12.47       7.66       7.54
Tier 1 risk-based capital ratio                      8.74       9.29       9.85      22.36      12.73      10.85
Total (Tier 1 + 2) risk-based capital ratio         10.70      10.22      11.06      23.61      13.99      12.10
Tier 1 risk-based capital $                     1,606,968  1,355,197    149,783     51,096    108,136     92,511
Total (Tier 1 + 2) risk-based capital $         1,967,236  1,490,925    168,251     53,954    118,795    103,181
Total risk-based assets - loan loss reserve $  18,383,925 14,581,933  1,521,300    228,534    849,372    852,949
============================================== ========== ========== ========== ========== ========== ========== ========== =======

EOP: End Of Period. Avg: Average.
(A) Certain reclassifications of 1998 amounts have been made to conform to 1999 classifications.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A, B)

For the Three Months Ended September 30, 1999 and 1998
        Average Balance  Yield/Rate %                                                   Interest Inc/Exp   Change   Changes Due To:
       1999        1998   1999   1998                                                    1999       1998  1999-98   Volume     Rate
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      INTEREST-EARNING ASSETS / INCOME:
    445,941      81,144   5.29   5.72 Federal funds sold & securities purchased         5,899      1,160    4,739    5,215     (476)
     13,513         957   9.71   9.61 Int-bear deposits oth banks & oth money marke       328         23      305      302        3
    131,292      64,310  11.69   5.48 Trading account securities                        3,837        881    2,956      918    2,038
  6,240,989   4,782,798   6.41   6.54 Available for sale securities, amortized cost    99,941     78,197   21,744   23,841   (2,097)
                                      Loans, net of unearned income &
 13,466,694  12,651,370   8.96   9.12   deferred taxes on leases (C)                  301,713    288,414   13,299   18,587   (5,288)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 20,298,429  17,580,579   8.11   8.39 TOTAL INTEREST-EARNING ASSETS / INCOME          411,718    368,675   43,043   48,863   (5,820)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------

                                      INTEREST-BEARING LIABILITIES / EXPENSE:
                                      Interest-Bearing Deposits:
    393,229     341,443   1.23   1.63 Interest-bearing demand accounts                  1,213      1,391     (178)     211     (389)
  4,883,184   4,382,843   2.54   2.97 Savings & money market accounts                  30,957     32,494   (1,537)   3,709   (5,246)
  1,573,826   1,313,262   5.43   5.85 Time deposits of $100,000 or more                21,376     19,199    2,177    3,809   (1,632)
  3,694,446   3,494,022   5.37   5.73 Other time deposits                              49,625     50,094     (469)   2,873   (3,342)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 10,544,685   9,531,570   3.91   4.33 TOTAL INTEREST-BEARING DEPOSITS                 103,171    103,178       (7)  10,602  (10,609)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
  4,431,290   3,793,737   5.07   5.48 Federal funds purchased & securities sold        56,161     51,929    4,232    8,727   (4,495)
    492,349     352,905   6.72   6.29 Other short-term borrowings                       8,266      5,549    2,717    2,193      524
  2,591,434   1,611,966   5.92   6.45 Long-term debt                                   38,375     26,005   12,370   15,801   (3,431)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 18,059,758  15,290,178   4.56   4.88 TOTAL INTEREST-BEAR LIABILITIES / EXPENSE       205,973    186,661   19,312   37,323  (18,011)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                          8.11   8.39 Interest income FTE / earning assets
                          4.06   4.25 Interest expense / earning assets
                        ------ ------ --------------------------------------------
                          4.05   4.14 Net interest income FTE / earning assets        205,745    182,014   23,731   11,540   12,191
                                      Less fully taxable equivalent adjustment          2,097      2,259     (162)
                        ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      NET INTEREST INCOME                             203,648    179,755   23,893
=========== =========== ====== ====== ============================================ ========== ========== ======== ======== ========

For the Year-To-Date Nine Months Ended September 30, 1999 and 1998
        Average Balance  Yield/Rate %                                                   Interest Inc/Exp   Change   Changes Due To:
       1999        1998   1999   1998                                                    1999       1998  1999-98   Volume     Rate
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      INTEREST-EARNING ASSETS / INCOME:
    251,110      93,315   5.02   5.75 Federal funds sold & securities purchased         9,455      4,025    5,430    6,806   (1,376)
      9,564       1,217  13.68   7.12 Int-bear deposits oth banks & oth money marke       981         65      916      446      470
    218,438     165,114   8.62   5.61 Trading account securities                       14,117      6,941    7,176    2,242    4,934
  5,714,283   4,516,119   6.43   6.61 Available for sale securities, amortized cost   275,749    223,904   51,845   59,404   (7,559)
                                      Loans, net of unearned income &
 13,334,542  12,100,330   8.64   9.08   deferred taxes on leases (C)                  864,395    824,197   40,198   84,067  (43,869)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 19,527,937  16,876,095   7.95   8.37 TOTAL INTEREST-EARNING ASSETS / INCOME        1,164,697  1,059,132  105,565  152,965  (47,400)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------

                                      INTEREST-BEARING LIABILITIES / EXPENSE:
                                      Interest-Bearing Deposits:
    375,947     329,833   1.32   1.69 Interest-bearing demand accounts                  3,723      4,191     (468)     586   (1,054)
  4,736,681   4,229,201   2.58   2.96 Savings & money market accounts                  91,694     93,801   (2,107)  11,256  (13,363)
  1,457,529   1,348,568   5.40   5.82 Time deposits of $100,000 or more                59,022     58,827      195    4,753   (4,558)
  3,626,331   3,493,293   5.35   5.68 Other time deposits                             145,587    148,884   (3,297)   5,670   (8,967)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 10,196,488   9,400,895   3.92   4.34 TOTAL INTEREST-BEARING DEPOSITS                 300,026    305,703   (5,677)  22,265  (27,942)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
  4,063,084   3,446,536   4.81   5.39 Federal funds purchased & securities sold       146,639    139,233    7,406   24,907  (17,501)
    418,867     395,882   6.67   5.97 Other short-term borrowings                      20,955     17,729    3,226    1,029    2,197
  2,633,896   1,454,463   5.86   6.58 Long-term debt                                  115,738     71,818   43,920   58,238  (14,318)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
 17,312,335  14,697,776   4.49   4.85 TOTAL INTEREST-BEAR LIABILITIES / EXPENSE       583,358    534,483   48,875  106,439  (57,564)
----------- ----------- ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                          7.95   8.37 Interest income FTE / earning assets
                          3.98   4.22 Interest expense / earning assets
                        ------ ------ --------------------------------------------
                          3.97   4.15 Net interest income FTE / earning assets        581,339    524,649   56,690   46,526   10,164
                                      Less fully taxable equivalent adjustment          7,368      7,665     (297)
                        ------ ------ -------------------------------------------- ---------- ---------- -------- -------- --------
                                      NET INTEREST INCOME                             573,971    516,984   56,987
=========== =========== ====== ====== ============================================ ========== ========== ======== ======== ========

(A) Certain reclassifications of 1998 amounts have been made to conform to 1999 classifications.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 1999 and 1998.
(C) Loans include nonaccruing loans.
    Interest on loans includes fees of $15,654 and $11,571 for the 1999 and 1998 quarters, respectively.
    Interest on loans includes fees of $44,921 and $32,726 for the 1999 and 1998 year-to-date periods, respectively.

FIRST SECURITY CORPORATION
LOANS (in thousands; unaudited) (A)
As of                                                 Sep. 30   %Total      Dec. 31   %Total      Sep. 30   %Total  Sep/Sep
                                                         1999    Loans         1998    Loans         1998    Loans     %Chg
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
COMMERCIAL LOANS:
Commercial & industrial                             2,700,570     19.5    2,562,274     18.3    2,348,573     18.2     15.0
Agricultural                                          326,585      2.4      404,038      2.9      405,705      3.1    (19.5)
Other commercial                                      167,257      1.2      198,673      1.4      196,297      1.5    (14.8)
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL COMMERCIAL LOANS                              3,194,412     23.1    3,164,985     22.6    2,950,575     22.8      8.3
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term                      2,371,609     17.2    3,505,920     25.0    2,625,904     20.3     (9.7)
1 to 4 family residential home equity                 392,864      2.8      424,102      3.0      460,526      3.6    (14.7)
1 to 4 family residential construction                820,801      5.9      577,940      4.1      512,805      4.0     60.1
Commercial & other term                             1,550,030     11.2    1,325,071      9.5    1,226,218      9.5     26.4
Commercial & other construction                       552,238      4.0      265,879      1.9      298,253      2.3     85.2
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL REAL ESTATE SECURED LOANS                     5,687,542     41.2    6,098,912     43.5    5,123,706     39.6     11.0
  Memo: Total real estate term                      4,314,503     31.2    5,255,093     37.5    4,312,648     33.4      0.0
  Memo: Loans held for sale included
    in total real estate term                         944,653      6.8    2,391,508     17.1    1,635,678     12.7    (42.2)
  Memo: Total real estate construction              1,373,039      9.9      843,819      6.0      811,058      6.3     69.3
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
CONSUMER LOANS:
Credit card & related                                 319,558      2.3      328,853      2.3      316,504      2.4      1.0
Vehicle & other consumer                            3,064,433     22.2    3,114,506     22.2    3,343,482     25.9     (8.3)
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL CONSUMER LOANS                                3,383,991     24.5    3,443,359     24.6    3,659,986     28.3     (7.5)
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL LEASES                                        1,551,296     11.2    1,306,161      9.3    1,192,659      9.2     30.1
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
LOANS, NET OF UNEARNED INCOME                      13,817,241    100.0   14,013,417    100.0   12,926,926    100.0      6.9
  Memo: Unearned income                              (165,370)             (127,593)             (110,943)             49.1
Reserve for loan losses                              (174,443)             (173,350)             (169,058)              3.2
------------------------------------------------ ------------ -------- ------------ -------- ------------ -------- --------
TOTAL LOANS, NET                                   13,642,798            13,840,067            12,757,868               6.9
================================================ ============ ======== ============ ======== ============ ======== ========

(A) Certain reclassifications of 1998 amounts have been made to conform to 1999 classifications.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner and will always vigorously defend itself against unfounded claims, with a corresponding cost in legal fees and expenses. Since the filing of FSCO's Second Quarter 1999 Quarterly Report on Form 10-Q, there have been no material litigation or changes in existing litigation, as defined under SEC regulations, involving FSCO and/or one or more of its subsidiaries.


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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10. Material Contracts:
    * Exhibit 10.1: First Security Corporation Comprehensive Management Incentive Plan (as Amended and Restated), dated 21 April, 1998 (attached).
    * Exhibit 10.2: Agreement and Plan of Merger, dated as of June 6, 1999 by and among Zions Bancorporation and First Security Corporation (Ex. 99.1 to FSCO's Report on Form SC 13D, filed June 16, 1999, incorporated by reference; also Ex. 99.1 to FSCO's Report on Form SC 13D, filed June 18, 1999, incorporated by reference).
    * Exhibit 10.3: Stock Option Agreement, dated as of June 8, 1999, by and between Zions Bancorporation and First Security Corporation (Ex. 99.2 to FSCO's Report on Form SC 13D, filed June 16, 1999, incorporated by reference).
    * Exhibit 10.4: Stock Option Agreement, dated as of June 8, 1999, by and between First Security Corporation and Zions Bancorporation (Ex. 99.2 to FSCO's Report on Form SC 13D, filed June 18, 1999, incorporated by reference).
    Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).
(b) Reports on Form 8-K:
    * August 30, 1999, Item 5. Other Events. FSCO issued a press release announcing that approval by FSCO stockholders of the proposed merger with Zions will result in accelerated vesting and the activation of limited stock appreciation rights in the FSCO Comprehensive Management Incentive Plan.

                                    # # #

SIGNATURES
FORM 10-Q for the quarterly period ended September 30, 1999
FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
   First Security Corporation, by


/s/ Brad D. Hardy                          November 12, 1999
----------------------------------------   ------------------
Brad D. Hardy                              Date
Executive Vice President Corporate Services,
General Counsel,
Chief Financial Officer, and
Secretary of First Security Corporation
(Principal Financial and Accounting Officer)

                                    # # #