Form 10-K405
period 1999-12-31
FIRST SECURITY CORP /UT/
filed 2000-03-16
CIK 312367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    December 31, 1999
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

   The aggregate market value of First Security Corporation (FSCO) common stock held by nonaffiliates was $4,343,669,577 as of February 29, 2000.

   The number of shares outstanding of FSCO common stock $1.25 Par Value was 196,013,036 (net of 1,685,346 treasury shares) as of February 29, 2000.

FIRST SECURITY CORPORATION (FSCO) - INDEX

Part I
Item 1. Business
    Important Notices
    Forward-Looking Statements
    Glossary
    Table 1: Financial Highlights - Five-Year Summary
Item 1.a. General Development of Business
    Operating Subsidiaries
      Table 2: Consolidating Statements
Item 1.b. Financial Information About Industry Segments
    Line of Business Segments
      Table 3: Line of Business Segments
Item 1.c. Narrative Description of Business   (Included in Item 1.a.)
Item 1.d. Financial Information About Foreign and Domestic Operations TABLE OF CONTENTS:
    Highlights
    Analysis of Statements of Income:
      Earnings Summary
      Revenues
      Net Interest Income and Net Interest Margin
        Table 4: Average Balance Sheets, Net Interest Income, Yields And
          Rates
        Table 5: Analysis of Interest Changes Due To Volumes And Rates Provision For Loan Losses
      Noninterest Income
        Table 6: Noninterest Income
      Noninterest Expenses
        Table 7: Noninterest Expenses
      Provision for Income Taxes
    Analysis of Balance Sheets:
      Summary
      Interest-Earning Assets: Trading Account Securities
        And Other Money Market Investments
      Interest-Earning Assets: Available For Sale Securities
        Table 8: Available For Sale Securities
      Interest-Earning Assets: Loans
        Table 9: Loans
      Asset Quality: Problem Assets And Potential Problem Assets
        Table 10: Problem Assets And Potential Problem Assets
      Asset Quality: Reserve For Loan Losses
        Table 11: Reconciliation Of The Reserve For Loan Losses
        Table 12: Allocation Of The Reserve For Loan Losses
      Asset Quality: Provision For Loan Losses
      Asset/Liability Management
      Asset/Liability Management: Liquidity
        Table 13: Deposits
        Table 14: Short-Term Borrowings
        Table 15: Long-Term Debt
      Asset/Liability Management: Market Risk Management
      Asset/Liability Management: Interest Rate Risk (Excluding Trading
        Account Securities)
      Asset/Liability Management: Market Risk: Trading Account Securities Other Assets And Liabilities
      Common And Preferred Stock
      Stockholders' Equity And Capital Adequacy
    Off-Balance Sheet Items
    Inflation Accounting And Capital Commitments
    Table 16: Quarterly Financial Highlights
    Mergers And Acquisitions
      First Security Corporation And Zions Bancorporation Merger
      Other Mergers And Acquisitions

    Factors That May Affect Future Results Of Operations And Financial
      Condition
      National And Regional Economies
      Competitive Position
      Technology
      Year 2000 Issues: FSCO'S Year 2000 Project Completion Disclosure Year 2000 Issues: FSCO's Year 2000 Forward-Looking Statements Regulatory and Legislative Attitudes
      Financial Market Perceptions
Item 2. Properties   (Included in Note 6-Premises And Equipment)
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders   (None)

Part II.
Item 5. Market For Registrant's Common Equity And Related Stockholder Matters (See also Part I, Item 1d, heading "Common And Preferred Stock",
    Table 16-Selected Quarterly Information, and Item 8.-heading "Corporate Information)
Item 6. Selected Financial Data (Included in Table 1 of Part I. Item 1.d.)
Item 7. Management's Discussion And Analysis Of Results Of Operations And Financial Condition (combined with Part I. Item 1.d.)
Item 7.a. Quantitative And Qualitative Disclosures About Market Risk (combined with Part I. Item 1.d.)
Item 8. Financial Statements And Supplementary Data
    Management's Report On Financial Statements
    CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheets
      Consolidated Statements Of Income
      Consolidated Statements Of Stockholders' Equity
      Consolidated Statements Of Cash Flows
      Notes To Consolidated Financial Statements
      Independent Auditors' Report
    CORPORATE INFORMATION
Item 9. Changes In And Disagreements With Accountants On Accounting And
    Financial Disclosures   (None)

Part III.
Item 10. Directors And Executive Officers Of The Registrant
    Table 17: Directors of First Security Corporation
    Table 18: Executive Officers of First Security Corporation
Item 11. Executive Compensation
    Table 19: Summary Compensation Table
    Table 20: Options Granted to Certain Executive Officers During 1999
    Table 21: Options Exercised by Certain Executive Officers During 1999 and
      Year-End Options Values
    Table 22: Pension Plan Table
Item 12. Security Ownership of Certain Beneficial Owners and Management
    Table 23: Principal Shareholders of First Security Corporation
    Table 24: Five Year Stock Price Performance
Item 13. Certain Relationships and Related Transactions

Part IV.
Item 14. Financial Statement Schedules, Exhibits, and Reports on Form 8-K

Signatures

Part I.
Item 1.  Business
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The following pages contain the First Security Corporation (FSCO) "Management's Discussion and Analysis of Results of Operations and Financial Condition" (MDA) for 1999, including comparisons with prior years' results and identification of possible risks and trends.

THIS MDA SHOULD BE READ IN CONJUNCTION WITH FSCO'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

IMPORTANT NOTICES:
* All FSCO financial data prior to June 30, 1998 were previously restated for the pooling-of-interests merger with California State Bank (CSB; see:
  "Mergers and Acquisitions"; "Note 1: Summary Of Significant Accounting And Reporting Policies"; and "Note 15: Mergers and Acquisitions").
* Certain reclassifications of previously reported prior period amounts have been made to conform to FSCO's 1999 classifications.
* Five-year compound growth rates shown on tables in this MDA may not represent actual trends due to acquisitions and certain nonrecurring events.

MERGER WITH ZIONS BANCORPORATION

   On June 6, 1999, FSCO entered into a definitive Agreement and Plan of
Merger (the "Agreement") with Zions Bancorporation ("Zions"), pursuant to which FSCO and Zions will combine, with the combined company retaining the FSCO name. Under the terms of the Agreement, each outstanding share of Zions common stock will be converted into one share of common stock of the combined company, and each share of FSCO common stock will be reclassified and converted into 0.442 of a share of common stock of the combined company. The combined company, to be named First Security Corporation, will be headquartered in Salt Lake City, Utah, and will be the second largest bank holding company headquartered in the western United States, with assets of approximately $40 billion.

   The board of directors of FSCO has scheduled a stockholder meeting for March 22, 2000 to consider and vote on certain matters relating to the proposed transaction with Zions. FSCO had initially anticipated that, contemporaneously with the FSCO stockholder meeting, Zions would also be convening a shareholder meeting, at which time Zions shareholders would be asked to consider and vote upon the merger of FSCO and Zions. Zions has since announced that it has rescheduled its shareholders meeting for March 31, 2000 and has indicated that Goldman, Sachs & Co., the financial advisors for Zions, has withdrawn its fairness opinion with respect to the proposed merger.

   The FSCO board of directors has unanimously reaffirmed its recommendation of the pending combination with Zions and has urged the Zions' board to take the steps necessary to cause the transaction to be consummated as contemplated by the terms of the merger agreement between the parties. FSCO stated publicly that First Security believes there is no basis for the withdrawal of the fairness opinion by Goldman, Sachs, & Co. and that there has been no material adverse effect under the terms of the merger agreement.

   On March 3, 2000, FSCO issued an update concerning its anticipated earnings forecast:

   FSCO reported that recently updated revenue and income projections indicate a decline in the first quarter of 2000 from prior period amounts. On a standalone basis, for the first quarter of 2000, FSCO is projecting a decline in revenue of 8% from the fourth quarter of 1999. FSCO reported that it is experiencing a revenue decline in certain business lines, most notably mortgage banking, as well as margin compression due to the rising interest rate environment. FSCO also believes that its revenue momentum and its funding mix have been adversely affected by the delay in closing the merger with Zions. FSCO is also experiencing increased charge-offs in its indirect auto and consumer lending, which it attributes in large part to a temporary systems problem that occurred in October 1999, when a system enhancement was being installed. This systems problem has since been corrected, but higher charge-offs are expected to persist through the first quarter, normalizing for the balance of the year. FSCO indicated that earnings for the quarter on a pre-merger basis will be down some $0.07 to $0.09 per share from the reported earnings of $0.33 in the fourth quarter of 1999.

   At the time of this announcement, Harris Simmons, president and chief executive officer of Zions, stated, "Zions remains committed to supporting the merger."

   Zions and its counsel later confirmed to the market that this announcement did not constitute a Material Adverse Effect under the terms of the merger agreement.

   There is a significant risk that the actions that have been taken by Zions and its financial advisors since March 3, 2000 may make it difficult for Zions to obtain the requisite shareholder approval that is needed under Utah law for Zions to consummate the transaction with First Security as contemplated by the merger agreement.

   FSCO owns 1.5 million shares of Zions common stock, which are held in FSCO's available for sale portfolio and marked to market on a regular basis. In the event that the proposed transaction with Zions is not consummated, it is likely that FSCO will experience additional unrealized losses with respect to the Zions shares when those shares are marked to market.

   In the event that the proposed transaction with Zions is not consummated, FSCO will incur material expenses related to disengagement of the merger integration work that has been completed to date.

   Other milestones with regard to the combination with Zions are summarized below:

* On December 8, 1999, FSCO and Zions announced that they had reached an agreement with the U.S. Department of Justice to divest a combined total of 68 branches, holding approximately $2.1 billion in deposits. The combined assets to be sold in connection with the divestiture include a total of approximately $660 million in loans.

* On December 13, 1999, the Board of Governors of the Federal Reserve System approved FSCO's application to merge with Zions.

* On December 23, 1999, Zions announced that it was delaying the shareholder meeting-initially scheduled for December 28, 1999-to vote on the merger in order to restate certain of its historical financial statements to reclassify certain acquisitions that it consummated in 1997 and 1998, that it had previously accounted for as "pooling-of-interests", as "purchases".

* On January 18, 2000, FSCO and Zions announced that BancWest Corporation will acquire the 68 FSCO and Zions branches being divested in connection with the merger. FSCO and Zions further announced plans for the consolidation of the retail delivery system for the combined company which will include the closing of 39 branch offices and their consolidation into nearby locations.

FORWARD-LOOKING STATEMENTS
   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. FSCO cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

   FSCO advises readers that various risks and uncertainties could affect FSCO's financial performance and could cause FSCO's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions and business segments where FSCO operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting FSCO's operations and personnel.

   As set forth in the registration statement on Form S-4, filed by FSCO and Zions with regard to the merger, other risks and uncertainties in connection with FSCO's merger with Zions include, but are not limited to:

* combining the business of FSCO and Zions may cost more than FSCO and Zions expect;

* the timing of the completion of the merger and new operations may be delayed or prohibited;

* there may be increases in competitive pressures among financial institutions;

* general economic conditions, either nationally or locally in areas in which FSCO and Zions conduct their operations, or conditions in securities markets may be less favorable than FSCO and Zions currently anticipate;

* combining the businesses of FSCO and Zions may require divestiture of branches, deposits or loans as a result of the merger in an amount greater than FSCO and Zions expect;

* expected costs savings from the merger may not be fully realized or realized within the expected time frame;

* legislation or regulatory changes may adversely affect the ability of the combined company to conduct, or the accounting for, business combinations and new operations;

* the continuing transition in the year 2000 may have an adverse impact on FSCO, Zions or the banking industry in general;

* integrating the business of FSCO and Zions and retaining key personnel may be more difficult than FSCO and Zions expect;

* the revenues of the combined company may be lower than FSCO and Zions expect;

* the combined company may lose more business or customers after the merger than FSCO and Zions expect, or the combined company's operation costs may be higher that FSCO and Zions expect; or

*  changes in the interest rate environment may reduce interest rate margins.

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

GLOSSARY
   AFS: Available For Sale. A classification of investment securities which may be sold as part of the asset/liability management process.
   ALCO: Asset/Liability Management Committees, comprised of senior FSCO officers. The ALCO process identifies, assesses, and manages FSCO's capital adequacy, and the liquidity and interest rate risk of FSCO's business lines.
   Book Value Per Common Share: Common stockholders' equity divided by the number of common shares outstanding, net of common treasury shares.
   Capital Adequacy: Sufficient equity to support strategic plans while providing an attractive rate of return for stockholders. Often measured by risk-based capital ratios.
   Derivatives: Financial instruments where the performance is derived from the performance of another financial instrument or an interest rate, currency, or other referenced index (see: "Note 11: Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").
   EOP: End of period.
   EPS: Earnings per common share. Net income divided by the average number of common shares outstanding during the period. EPS basic is net income minus preferred stock dividend requirement, divided by average common shares outstanding. EPS diluted is total net income, divided by average common shares outstanding plus options and preferred stock common equivalents.
   Fair value: An approximation of current market value derived from carrying value, market quotes, and discounted cash flow analysis.
   FSB: First Security Bank.
   FSCO: First Security Corporation.
   FTE: Fully Taxable Equivalent. An adjustment made to interest income to facilitate comparison of interest income earned on tax-exempt or tax-favored loans, leases, and securities with interest earned subject to full taxation.
   Gap: An asset/liability management measurement that assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The difference between total interest-sensitive assets and liabilities at each time interval represents the interest sensitivity "Gap" for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap generally indicates that rising interest rates during a given interval will decrease net interest income, as more liabilities than assets will reprice. Because all interest rates do not adjust at exactly the same time or by the same magnitude, and because the gap report does not reflect any future changes in balance sheet structure, gap can only be analyzed as a static or general indication of interest rate sensitivity.
   Intangible Assets: Includes goodwill, loan servicing rights, deposit-based intangibles, and insurance customer base intangibles.
   Interest Rate Risk: The risk that changes in interest rates will cause volatility in net interest income.
   Leverage Ratio: Tier 1 capital divided by the sum of total assets minus nonqualifying intangibles.
   Liquidity: The ability to meet cash flow requirements at reasonable cost. Loan Servicing Right: The asset value associated with the right to service loans, classified as an intangible asset by the Federal Reserve. Servicing rights are created when FSCO sells or securitizes loans, or purchases loan servicing rights in secondary markets.
   Market Capitalization: The market (bid) price of a share of common stock multiplied by the number of shares of common stock outstanding, i.e., the total market value of all outstanding common shares.
   Nasdaq: The National Association of Securities Dealers Automated Quotation System's National Market System on which FSCO Common Stock is traded.
   Net Interest Income: Interest income plus loan fees minus interest expense, frequently adjusted to an FTE basis for analytical purposes.
   Net Interest Margin: Net interest income FTE divided by average interest-earning assets.
   Net Interest Spread: The FTE yield on interest-earning assets minus the rate paid on interest-bearing funds.

   Nonaccruing Loans: Loans on which interest is not accrued for income statement purposes. Interest received on nonaccruing loans is reported on a cash basis.
   Nonperforming Assets: Nonaccruing loans plus renegotiated loans plus ORE. Notional Amount: The contractual amount against which interest rates or other indices are applied in the calculation of interest exchanges. Not a measurement of principal at risk.
   Operating Expense Ratio: Noninterest expenses divided by the sum of net interest income FTE plus noninterest income.
   ORE: Other real estate owned. Also includes other foreclosed assets. Potential Problem Loans: As defined by the SEC, potential problem loans are performing loans that have characteristics that cause management to have serious doubts about the borrower's ability to comply with the present loan repayment terms. These loans are less than 90 days past due, and are accruing interest.
   Problem Assets: Nonperforming assets plus accruing loans past due 90 days or more.
   Productivity Ratio: Noninterest expenses divided by average total assets. Provision For Loan Losses: A charge against income made to adjust the reserve for loan losses to an appropriate level to cover loan losses inherent in the loan portfolio.
   Reserve For Loan Losses: An adjustment made to loans to recognize loan losses inherent in the loan portfolio. All loan losses are charged against this reserve as they become probable and subject to reasonable estimation. Recoveries of amounts previously charged off are credited to this reserve. The reserve is adjusted by means of the provision for loan losses.
   Risk-Based Capital Ratios: Equity measurements used by regulatory agencies to assess a bank's capital adequacy. These ratios are: Tier 1 Capital divided by risk-adjusted assets; and Total Capital divided by risk-adjusted assets.
   ROAA: Return on average assets. Net income divided by average total assets.
   ROAE: Return on average equity. Net income divided by average total stockholders' equity.
   SFAS: Statement of Financial Accounting Standards. Accounting pronouncements issued by the Financial Accounting Standards Board.
   Shock Analysis: An evaluation of asset and liability portfolios against small and large movements in interest rates, which are assumed to be instantaneous and parallel, and other spread factors that may affect the value of the portfolio.
   Tangible Common Equity Ratio: Common stockholders' equity minus intangible assets, divided by the sum of total assets minus intangible assets.
   Tier 1 Capital: Stockholders' equity plus certain capital securities and minority equity in subsidiaries, minus goodwill and deposit-based intangibles.
   Tier 2 Capital: Reserves for loan losses up to 1.25% of risk-adjusted assets plus qualifying subordinated debt.
   Total Capital: The sum of Tier 1 plus Tier 2 Capital.

TABLE 1: FINANCIAL HIGHLIGHTS - FIVE YEAR SUMMARY
(in thousands, except per share data and ratios) (A)
                                                                                                                       5-Year
                                                                                                                     Compound
                                                                                                                99/98  Growth
                                                       1999        1998        1997        1996        1995     % Chg    Rate
-------------------------------------------------------------------------------------------------------------------------------
COMMON & PREFERRED STOCK DATA:
Earnings per common share basic                   $    1.42   $    1.32   $    1.18   $    1.03   $    0.71      7.6    11.3
Earnings per common share diluted                      1.38        1.28        1.14        1.00        0.69      7.8    11.2
Tangible EPS diluted                                   1.63        1.47        1.23        1.09        0.77     10.9    13.1
Dividends paid per common share                        0.56        0.52        0.44        0.38        0.33      7.7    12.7
Book value per common share [EOP]                      9.03        8.54        7.59        6.72        6.13      5.7    11.0
Tangible book value per common share [EOP]             6.17        6.35        6.05        5.68        5.26     (2.8)    7.1
Market price (bid) [EOP]                             25.500      23.313      27.917      15.167      11.259      9.4    30.5
  High bid for the period                            29.750      26.167      27.917      15.167      11.259     13.7    25.7
  Low bid for the period                             17.563      15.500      14.222      10.167       6.519     13.3    22.5
Market capitalization (mktprice x #shrs)          4,997,261   4,352,817   5,148,509   2,748,928   1,988,655     14.8    33.5
Market price / book value per com share %            282.39      272.99      367.81      225.70      183.67
Dividend payout ratio (DPS/EPS basic) %               39.44       39.39       37.37       37.09       46.76
Dividend yield (DPS/mktprice) [EOP] %                  2.20        2.23        1.58        2.52        2.95
Price/earnings ratio (mktprice/EPS basic)             18.0x       17.5x       23.7x       14.7x       15.9x
Common shares basic [EOP]                           195,971     186,712     184,422     181,244     176,628      5.0     2.3
Common shares basic [Avg]                           192,739     187,572     182,240     179,767     176,082      2.8     2.2
Common shares diluted [Avg]                         198,034     193,840     188,739     185,000     180,025      2.2     2.3
Common shareholders of record(unrounded)             12,253      12,663      10,786      10,843      10,222     (3.2)    4.3
Preferred shares [EOP]                                    9           9          10          10          11      -      (5.6)
Preferred shareholders of record(unrounded)[EOP]        449         466         497         541         588     (3.6)   (6.7)
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Interest income                                  $1,585,235  $1,420,660  $1,213,378  $1,039,391  $  974,015     11.6    14.6
Interest expense                                    798,788     716,961     587,439     485,328     469,812     11.4    19.9
Net interest income                                 786,447     703,699     625,939     554,063     504,203     11.8    10.4
Fully taxable equivalent (FTE) adjustment             9,956      10,381      10,492       7,822       8,382     (4.1)    4.6
Net interest income, FTE                            796,403     714,080     636,431     561,885     512,585     11.5    10.3
Provision for loan losses                            59,447      71,923      63,386      41,300      22,682    (17.3)  107.5
Noninterest income                                  532,975     474,390     357,157     306,444     270,638     12.3    21.4
Noninterest expenses                                844,445     723,088     588,904     531,219     555,192     16.8    13.1
Provision for income taxes                          142,188     135,398     115,532     103,516      72,336      5.0    11.9
Net income                                          273,342     247,680     215,274     184,472     124,631     10.4    13.7
Preferred stock dividend requirement                     27          28          30          33          35     (3.6)   (7.1)
Common stock dividend                               107,960      95,581      77,955      66,775      57,375     13.0    15.5
-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET [EOP]:
Trading account securities                       $   22,650  $  329,109  $  255,320  $  447,486  $  638,393    (93.1)  (47.2)
Available for sale (AFS) securities               5,528,269   4,764,127   4,351,525   3,324,797   2,733,631     16.0    18.6
  Memo: fair value adj. AFS securities             (212,342)     48,251      37,678       1,687      22,932   (540.1)   19.1
Loans, net of unearned income                    14,578,537  14,013,417  11,230,766   9,697,351   8,616,763      4.0    11.5
Reserve for loan losses                            (174,443)   (173,350)   (157,525)   (142,693)   (135,011)     0.6     4.8
Total interest-earning assets                    20,300,307  19,337,468  16,044,477  13,752,286  12,175,603      5.0    12.2
Intangible assets                                   560,722     409,367     285,156     187,427     153,429     37.0    26.8
Total assets                                     22,992,927  21,689,088  18,151,783  15,456,649  13,529,699      6.0    12.8
Noninterest-bearing deposits                      2,272,811   2,752,009   2,431,006   2,423,596   2,015,487    (17.4)    4.4
Interest-bearing deposits                        10,937,605   9,906,565   8,986,628   7,679,411   7,187,357     10.4    10.6
Total deposits                                   13,210,416  12,658,574  11,417,634  10,103,007   9,202,844      4.4     9.4
Short-term borrowed funds                         4,787,365   4,265,589   3,605,199   2,833,368   2,207,989     12.2    15.2
Long-term debt                                    2,585,755   2,609,558   1,304,463     944,055     720,521     (0.9)   30.4
Total interest-bearing liabilities               18,310,725  16,781,712  13,896,290  11,456,834  10,115,867      9.1    13.7
Preferred stockholders' equity                          451         484         501         540         571     (6.8)   (6.4)
Common stockholders' equity                       1,769,449   1,595,011   1,400,345   1,217,300   1,082,424     10.9    13.6
Parent company investment in subsidiaries         2,210,472   1,945,390   1,555,112   1,283,229   1,124,052     13.6    17.7
-------------------------------------------------------------------------------------------------------------------------------
PROBLEM ASSETS & POTENTIAL PROBLEM ASSET [EOP]:
Total nonaccruing loans                          $   59,220  $   45,812  $   36,876  $   35,750  $   24,660     29.3    17.8
Other real estate                                     8,055       3,617       7,981      10,672      12,206    122.7    (3.5)
Total nonperforming assets                           67,275      49,429      44,857      46,422      36,866     36.1    13.5
Accruing loans past due 90 days or more              31,948      23,758      20,841      20,393      13,622     34.5    21.0
Total problem assets                                 99,223      73,187      65,698      66,815      50,488     35.6    15.6
Potential problem assets                             37,303      47,319       7,423       8,271      12,319    (21.2)   25.4
-------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF THE RESERVE FOR LOAN LOSSES:
Reserve for loan losses, beginning               $  173,350  $  157,525  $  142,693  $  135,011  $  138,107     10.0     4.7
Total loans charged off                            (103,646)    (94,790)    (86,195)    (64,209)    (53,865)     9.3    21.5
Total recoveries of loans charged off                36,869      33,889      33,182      27,098      28,087      8.8     3.6
Net loans charged off                               (66,777)    (60,901)    (53,013)    (37,111)    (25,778)     9.6    52.2
Provision for loan losses                            59,447      71,923      63,386      41,300      22,682    (17.3)  107.5
Acquisitions & reclassifications                      8,423       4,803       4,459       3,493           0     75.4     4.7
Reserve for loan losses, ending                     174,443     173,350     157,525     142,693     135,011      0.6     4.8
===============================================================================================================================

EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share.
(A) All FSCO financial data have been previously restated for:
    * two separate 3-for-2 common stock splits in the form of 50% stock dividends, paid in May 1997 and February 1998.
    * SFAS No. 128, "Earnings Per Share", restating EPS primary to EPS basic and EPS fully diluted to EPS diluted.
    * the May 30, 1998 pooling-of-interests merger with FSB California (formerly California State Bank).

TABLE 1: FINANCIAL HIGHLIGHTS - FIVE YEAR SUMMARY (continued)
(in thousands, except per share data & ratios) (A)
                                                                                                                       5-Year
                                                                                                                      Compound
                                                                                                               99/98   Growth
                                                       1999        1998        1997        1996        1995   % Chg     Rate
-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET [AVG]:
Trading account securities                       $  173,450  $  158,605  $  217,337  $  197,308  $  487,992      9.4   (22.7)
Available for sale (AFS) securities               5,702,497   4,634,580   3,703,409   3,006,242   2,437,812     23.0    19.3
  Memo: fair value adj. AFS securities              (75,347)     44,898       7,061      (3,086)    (21,335)  (267.8)   20.0
Loans, net of unearned income                    13,739,743  12,552,230  10,428,044   9,075,277   8,477,057      9.5    13.0
Reserve for loan losses                            (174,531)   (165,585)   (148,055)   (139,486)   (136,181)     5.4     4.8
Deferred taxes on leases                           (238,788)   (197,343)   (187,588)   (170,588)   (160,244)    21.0    10.5
Total interest-earning assets,
  excluding fair value adjustments on
  AFS securities & deferred tax on leases        19,774,115  17,203,589  14,234,308  12,240,614  11,440,040     14.9    13.7
Intangible assets                                   521,213     345,578     229,895     168,696     154,684     50.8    33.9
Total assets                                     22,444,792  19,301,016  15,983,748  13,715,134  12,700,669     16.3    14.3
Noninterest-bearing deposits                      2,476,714   2,312,666   2,203,031   1,970,492   1,760,233      7.1     7.8
Interest-bearing deposits                        10,410,909   9,447,832   8,103,960   7,499,417   7,028,556     10.2    10.5
Total deposits                                   12,887,623  11,760,498  10,306,991   9,469,909   8,788,789      9.6     9.9
Short-term borrowed funds                         4,603,216   3,826,474   2,969,746   2,057,407   1,906,634     20.3    17.9
Long-term debt                                    2,595,460   1,680,421   1,040,147     746,885     728,788     54.5    47.8
Total interest-bearing liabilities               17,609,585  14,954,727  12,113,853  10,303,709   9,663,978     17.8    15.1
Preferred stockholders' equity                          466         494         524         554         599     (5.7)   (7.1)
Common stockholders' equity                       1,689,127   1,527,170   1,296,192   1,135,736   1,036,124     10.6    13.0
-------------------------------------------------------------------------------------------------------------------------------
OTHER DATA (NOT ROUNDED) [EOP]:
Full-time equivalent employees                        9,602       9,424       7,996       7,391       7,904      1.9     4.1
Domestic bank offices:
FS Bank (Utah offices)                                  139         134         129         124         127      3.7     3.2
FS Bank (Idaho offices)                                  88          88          88          87          91      -      (0.7)
FS Bank (Oregon offices)                                 14          14          13          13          13      -       1.5
FS Bank (Wyoming offices)                                 8           8           8           7           6      -       5.9
FSB New Mexico                                           46          45          31          28          27      2.2    11.2
FSB Nevada                                               22          15          14           7           8     46.7    34.5
FSB California                                           16          18          17          18          14    (11.1)    4.2
Total domestic bank offices                             333         322         300         284         286      3.4     4.0
-------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS (%):
Return on average assets(ROAA)                         1.22%       1.28%       1.35%       1.35%       0.98%
Tangible ROAA                                          1.48        1.50        1.48        1.48        1.11
Return on avg. stockholders' equity(ROAE)             16.18       16.21       16.60       16.23       12.02
Tangible ROAE                                         27.70       24.07       21.81       20.76       15.77
Net interest margin, FTE                               4.03        4.15        4.47        4.59        4.48
Net interest spread, FTE                               3.53        3.53        3.75        3.85        3.73
Operating expense ratio                               63.52       60.84       59.27       61.18       70.89
Productivity ratio                                     3.76        3.75        3.68        3.87        4.37
Loans/deposits [EOP]                                 110.36      110.70       98.36       95.98       93.63
Loans/assets [EOP]                                    63.40       64.61       61.87       62.74       63.69
Reserve for loan losses [EOP]/:
  Total loans                                          1.20        1.24        1.40        1.47        1.57
  Nonaccruing loans                                  294.57      378.39      427.17      399.14      547.49
  Nonaccruing + accr. lns. past due 90 days          191.34      249.17      272.93      254.16      352.67
Nonaccruing loans/total loans                          0.41        0.33        0.33        0.37        0.29
Nonaccruing + accr lns past due/total loans            0.63        0.50        0.51        0.58        0.44
Nonperforming assets [EOP]/:
  Total loans + other real estate                      0.46        0.35        0.40        0.48        0.43
  Total assets                                         0.29        0.23        0.25        0.30        0.27
  Total equity                                         3.80        3.10        3.20        3.81        3.40
  Total equity + reserve for loan losses               3.46        2.79        2.88        3.41        3.03
Problem assets [EOP]/:
  Total loans + other real estate                      0.68        0.52        0.58        0.69        0.59
  Total assets                                         0.43        0.34        0.36        0.43        0.37
  Total equity                                         5.61        4.59        4.69        5.49        4.66
  Total equity + reserve for loan losses               5.10        4.14        4.22        4.91        4.15
Net loans charged off/average loans                    0.49        0.49        0.51        0.41        0.30
-------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS & RISK-BASED CAPITAL RATIOS (%):
Stockholders' equity/assets [EOP]                      7.70%       7.36%       7.72%       7.88%       8.00%
Stockholders' equity/assets [Avg]                      7.53        7.91        8.11        8.28        8.16
Tangible common equity/tang. assets [EOP]              5.39        5.57        6.24        6.74        6.95
Leverage ratio                                         7.27        6.90        7.53        8.15        7.22
Tier 1 risk-based capital ratio                        8.61        8.62       10.62       11.34       10.44
Total (Tier 1 + 2) risk-based capital ratio           11.41       10.72       13.42       14.41       13.85
==============================================================================================================================

EOP: End Of Period. Avg: Average.
(A) All FSCO financial data have been previously restated for the May 30, 1998 pooling-of-interests merger with FSB California (formerly California
    State Bank).

Item 1.a. General Development of Business

   First Security Corporation is the West's second largest independent bank holding company, and is the nation's oldest multistate bank holding company, having been incorporated on June 15, 1928. FSCO has filed an application with the Federal Reserve Board to become a Financial Holding Company under the Gramm-Leach-Bliley Act of 1999. At December 31, 1999, FSCO's banks operated 333 full service domestic bank offices in Utah, Idaho, Oregon, Wyoming, New Mexico, Nevada, and California. Nonbank subsidiaries include a residential mortgage loan company, a leasing company, an insurance subsidiary, an investment management company, a full-service retail securities broker/dealer/investment banking company, a bankcard transaction processing company, an information technology subsidiary, and a small business investment corporation.

TABLE 2: CONSOLIDATING STATEMENTS (in thousands, except ratios) (A)
For the Year Ended December 31, 1999                      Reserve     Non-                                        Return   Return
                                   Total        Total   for Loan  Perform.        Total        Total        Net   on Avg   on Avg
                                  Assets   Loans, Net     Losses    Assets     Deposits       Equity     Income   Assets   Equity
---------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
BANK SUBSIDIARIES:
FS Bank                      $17,707,469  $11,792,913   $123,728  $ 52,233  $ 9,440,726  $ 1,427,932  $ 235,231     1.38    17.28
FSB New Mexico                 2,805,267    1,315,575     21,396     5,406    1,642,468      206,309     33,172     1.18    15.48
FSB Nevada                     1,455,923      603,395     14,002     5,181    1,154,064      239,529     12,561     0.95     6.27
FSB California                 1,198,421      694,027     11,285     2,186    1,018,101      134,959     17,258     1.39    12.92
Consolidating adjustments        (38,601)          -          -         -       (18,363)         -           -        -       NM
---------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
TOTAL BANK SUBSIDIARIES       23,128,479   14,405,910    170,411    65,006   13,236,996    2,008,729    298,222     1.33    15.62
---------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
NONBANK SUBSIDIARIES:
AllTime ATMS                       1,058          -           -         -            -         1,050         50     7.00     7.12
FS Investment Services             1,538          -           -         -            -         1,060        393     6.28     6.67
FS Capital I                     155,236      154,640         -         -            -         4,640         -        -        -
FS Van Kasper                    152,989        1,606         -         -            -       125,417      7,862     2.54     7.24
FS Life Insurance                 19,925          -           -         -            -        16,426      1,614     8.12    10.05
FS Leasing                       190,119      163,776      4,032     2,269           -        39,303      2,771     1.73     7.26
FS Processing Services             5,699          -           -         -            -           939     (3,751)  (64.85)     NM
FS Specialized Services               11          -           -         -            -            11         -        -        -
FS Business Investment             2,967          406         -         -            -         2,963          2     0.07     0.07
FS Service                        64,184        6,860         -         -            -         9,843     (7,254)  (11.47)  (78.24)
FS Information Technology         23,628          -           -         -            -           474     (5,555)  (25.39)     NM
Consolidating adjustments         (5,585)         -           -         -            -          (383)      (279)    4.05     5.21
---------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
TOTAL NONBANK SUBSIDIARIES       611,769      327,288      4,032     2,269           -       201,743     (4,147)   (0.56)   (2.29)
---------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
FSCO Parent Company only       2,838,819      500,293         -         -            -     1,769,900     58,947     2.21     3.46
Consolidating adjustments     (3,586,140)    (654,954)        -         -       (26,580)  (2,210,472)   (79,680)    2.37     3.79
---------------------------- ------------ ------------ ---------- --------- ------------ ------------ ---------- -------- --------
FSCO CONSOLIDATED            $22,992,927  $14,578,537  $ 174,443  $ 67,275  $13,210,416  $ 1,769,900  $ 273,342     1.22    16.18
============================ ============ ============ ========== ========= ============ ============ ========== ======== ========

(A) FSCO owns 100% of the stock of all of its subsidiaries.

OPERATING SUBSIDIARIES
   FSCO's subsidiaries and their principal activities as of December 31, 1999, are discussed below (see: "Table 2: Consolidating Statements").

   * First Security Bank, N.A. (FS Bank) is a national bank, headquartered in Ogden, Utah, with branches in Utah, Idaho, Oregon, and Wyoming. FS Bank has two wholly owned operating subsidiaries:

   ** CrossLand Mortgage Corp. (CrossLand Mortgage) originates and services residential term loans and services mortgage loans for all FSCO bank subsidiaries. CrossLand Mortgage loan originations are sold into the secondary market. At December 31, 1999, CrossLand Mortgage operated 135 offices in 28 states and was ranked among the top mortgage banking companies in the nation in terms of loan originations and servicing.

   ** First Security Hong Kong Agreement Corporation provides letters of credit and other international banking services to U.S. importing customers.

   * First Security Bank of New Mexico, N.A. (FSB New Mexico) is a national bank, headquartered in Albuquerque, New Mexico. In 1998, FSCO acquired Rio Grande Bancshares, Inc. and its subsidiaries, temporarily operated them as FSB So. New Mexico and then in 1999 merged them into FSB New Mexico (see:
"Mergers and Acquisitions").

   * First Security Bank of Nevada (FSB Nevada) is a Nevada state-chartered bank, headquartered in Las Vegas, Nevada.

   * First Security Bank of California, N.A. (FSB California) is a national bank, headquartered in West Covina, California.

   * First Security Van Kasper, Inc. (FS Van Kasper), was acquired on February 12, 1999 (see: "Mergers and Acquisitions"). On July 1, 1999, three previously-existing FSCO divisions, First Security Capital Markets, Inc., First Security Investor Services, and First Security Insurance, Inc., were merged into FS Van Kasper to create a single company with a wide array of investment management, securities underwriting and brokerage, municipal financial advisory services, and insurance products and services.

   * First Security Investment Services, Inc. (FS Investment Services) has one operating subsidiary, First Security Investment Management, Inc., which provides investment management and investment advisory services to FSCO's trust business and to other clients and is an advisor to mutual funds, including certain of FSCO's "Achievement Funds".

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

TABLE 3: LINE OF BUSINESS SEGMENTS - SELECTED DATA (in thousands) (A)
                                                                                     Capital Markets,
                                                                                         Treasury,
                                             Community         Retail       Business     Investment         Parent          Total
                                               Banking        Lending        Banking     Management        & Other           FSCO
------------------------------------------ ------------   ------------   ------------   ------------   ------------   ------------
For the Year Ended December 31, 1999
Total assets (Avg)                         $ 1,012,144    $ 8,748,031    $ 4,116,719    $ 5,856,328    $ 2,711,570    $22,444,792
Total deposits (Avg)                         9,402,245        218,372        887,413        342,071      2,037,522     12,887,623
External interest income                        28,259        753,265        317,266        374,747        111,698      1,585,235
External interest expense                      367,266             54         30,983        226,199        174,286        798,788
Intersegment net interest income
  (expense)                                    551,259       (450,641)      (144,221)      (100,627)       144,230             -
Provision for income taxes                      29,294         56,307         31,475         14,240         10,872        142,188
Net income                                      46,474         89,945         52,026         22,746         62,151        273,342
========================================== ============   ============   ============   ============   ============   ============

                                                                                            Finance
                                             Community         Retail       Business    and Capital         Parent          Total
                                               Banking        Lending        Banking        Markets        & Other           FSCO
------------------------------------------ ------------   ------------   ------------   ------------   ------------   ------------
For the Year Ended December 31, 1998
Total assets (Avg)                         $ 1,084,218    $ 8,149,137    $ 3,667,735    $ 4,264,452    $ 2,135,474   $ 19,301,016
Total deposits (Avg)                         8,900,954          6,482        629,702         86,646      2,136,714     11,760,498
External interest income                        31,033        720,715        298,648        264,985        105,279      1,420,660
External interest expense                      383,578              1         21,585        179,305        132,492        716,961
Intersegment net interest income
  (expense)                                    553,394       (428,084)      (141,206)       (85,709)       101,605             -
Provision for income taxes                      30,947         61,064         29,310         (1,735)        15,812        135,398
Net income                                      48,705        101,029         53,516         (2,718)        47,148        247,680
========================================== ============   ============   ============   ============   ============   ============

                                                                                            Finance
                                             Community         Retail       Business    and Capital         Parent          Total
                                               Banking        Lending        Banking        Markets        & Other           FSCO
------------------------------------------ ------------   ------------   ------------   ------------   ------------   ------------
For the Year Ended December 31, 1997
Total assets (Avg)                         $   445,574    $ 6,458,695    $ 3,292,319    $ 3,751,800    $ 2,035,360    $15,983,748
Total deposits (Avg)                         8,330,715          7,082        608,946         70,736      1,289,512     10,306,991
Total interest income                           26,856        593,580        281,248        240,680         71,014      1,213,378
Total interest expense                         352,742         31,196         23,740        160,499         19,262        587,439
========================================== ============   ============   ============   ============   ============   ============

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

Item 1.b. Financial Information About Industry Segments

LINE OF BUSINESS SEGMENTS
   FSCO's organizational management structure for 1999 consisted of the following five "Line of Business" segments (see: "Table 3: Line of Business Segments"):

   * Community Banking Services provides transaction deposit, electronic banking, and customer services. This line of business segment was restructured in 1999 with all personal investment, private banking, personal trust, and insurance functions being moved to the Capital Markets, Treasury, and Investment Management segment.

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

   * Capital Markets, Treasury, and Investment Management includes capital markets, treasury, personal investment, private banking, personal trust, insurance, investment management functions, and FS Van Kasper. This line of business was restructured in 1999 from the previous Finance and Capital Markets segment.

   * Parent and Other combines corporate administration, technology and processing services, accounting, tax, purchasing, acquired banks that have not been converted to FSCO's systems, and intersegment eliminations. This line of business segment was restructured during the year.

   FSCO advises readers that its line of business segment data for periods prior to 1999 has undergone material changes in internal reporting and cost allocation systems. As a result, data for those periods may not be comparable with 1999. In addition, FSCO further advises readers that its actual results for future periods could differ materially from those anticipated or projected.

Item 1.d. Financial Information About Foreign and Domestic Operations

HIGHLIGHTS
   Highlights of First Security Corporation's performance in 1999, and comparisons to corresponding 1998 periods, included:

RESULTS OF OPERATIONS - FULL YEAR 1999
* Record net income of $273.3 million, up $25.7 million or 10.4%.
* Earnings per common share diluted of $1.38, up $0.10 or 7.8%.
* Noninterest income of $533.0 million, up $58.6 million or 12.3%.

RESULTS OF OPERATIONS - FOURTH QUARTER OF 1999
* Net income of $66.3 million, down $1.0 million or 1.5%.
* Earnings per common share diluted of $0.33, down $0.02 or 5.7%.
* Noninterest income of $129.2 million, down $3.2 million or 2.4%.

FINANCIAL CONDITION AT DECEMBER 31, 1999
* Total assets of $23.0 billion, up $1.3 billion or 6.0%.
* Interest-earning assets of $20.3 billion, up $1.0 billion or 5.0%.
* Stockholders' equity of $1.8 billion, up $0.2 billion or 10.9%.
* Asset quality: ratio of total problem assets to total loans and ORE of 0.68%, up from 0.52%.

MERGER & ACQUISITION HIGHLIGHTS:
* June 6, 1999, Zions Bancorporation and FSCO announced the signing of a definitive agreement to merge.
* February 12, 1999, FSCO acquired Van Kasper & Company.
* June 1, 1999, FSCO acquired Comstock Bancorp and subsidiary.
* June 14, 1999, FSCO acquired XEON Financial Corporation and subsidiary.
* January 24, 2000, FSCO announced the signing of a definitive agreement to acquire Black & Company, Inc.

ANALYSIS OF STATEMENTS OF INCOME
EARNINGS SUMMARY
   FSCO's net income was a record $273.3 million for 1999, up $25.7 million or 10.4% from $247.7 million in 1998, which in turn was up $32.4 million or 15.1% from $215.3 million in 1997 (see: "Table 1: Financial Highlights"; and "Factors That May Affect Future Results of Operations and Financial Condition"). The resulting earnings per common share diluted were $1.38 for 1999, up $0.10 or 7.8% from $1.28 for 1998, which in turn was up $0.14 or 12.3% from $1.14 for 1997. This net income generated a 1.22% ROAA and a 16.18% ROAE for 1999, compared with a 1.28% ROAA and a 16.21% ROAE for 1998 and a 1.35% ROAA and a 16.60% ROAE for 1997. For 1999, 1998, and 1997,
respectively, the tangible ROAA was 1.48%, 1.50%, and 1.48%, the tangible ROAE was 27.70%, 24.07%, and 21.81%, while tangible EPS diluted were $1.63, $1.47, and $1.23.

   FSCO's net income was $66.3 million for the fourth quarter of 1999, down $1.0 million or 1.5% from $67.3 million in the fourth quarter of 1998. This net income generated EPS diluted of $0.33 for the quarter, down $0.02 or 5.7% from $0.35 for the year-ago quarter, and a 1.13% ROAA and a 14.87% ROAE for the quarter, compared with a 1.31% ROAA and a 16.50% ROAE for the year-ago quarter. Tangible EPS diluted were $0.38, tangible ROAA was 1.35%, and tangible ROAE was 25.46% for the quarter, up from $0.41, 1.56%, and 25.08%, respectively, for the year-ago quarter.

REVENUES
   FSCO's revenues (net interest income plus noninterest income) were $1.3 billion for 1999, up $141 million or 12.0% from $1.2 billion 1998, which in turn were up $195.0 million or 19.8% from $1.0 billion in 1997 (see: "Net Interest Income" and "Noninterest Income"). Revenues were $345.8 million for the fourth quarter of 1999, up $26.6 million or 8.3% from $319.2 million in the year-ago quarter. The components of FSCO's revenues are discussed below in the "Net Interest Income And Net Interest Margin" and "Noninterest Income" sections.

TABLE 4: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES
(in thousands) (A)

For the years ended December 31,                         1999                          1998                         1997
------------------------------------------------------------------------ ----------------------------- ----------------------------
                                                      Fully                         Fully                         Fully
                                                      Taxable    Avg%               Taxable    Avg%               Taxable    Avg%
                                            Average   Equivalent Yield,   Average   Equivalent Yield,   Average   Equivalent Yield,
                                            Balance   Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
ASSETS:
Interest-Earning Assets:
Federal funds sold & securities purchased $   312,849 $   15,912   5.09 $    98,731 $    5,538   5.61 $    78,620 $    4,249   5.40
Interest-bearing deposits in other banks        9,017        408   4.52       1,684        177  10.51       1,547         69   4.46
Trading account securities                    173,450     11,470   6.61     158,605      9,184   5.79     217,337     12,724   5.85
Available for sale (AFS) securities (B)     5,777,844    371,548   6.43   4,589,682    302,064   6.58   3,696,348    248,631   6.73
Loans, net of unearned income &
  deferred taxes on leases (C)             13,500,955  1,195,853   8.86  12,354,887  1,114,078   9.02  10,240,456    958,197   9.36
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustment for AFS Securities
  & Deferred Taxes On Leases (B)           19,774,115  1,595,191   8.07  17,203,589  1,431,041   8.32  14,234,308  1,223,870   8.60
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Cash & due from banks                         897,634                       822,841                       775,908
Premises & equipment, net                     416,237                       292,801                       272,314
Other real estate                               5,097                         3,603                         7,787
Reserve for loan losses                      (174,531)                     (165,585)                     (148,055)
Other assets                                1,362,799                       901,526                       646,837
Deferred taxes on leases, deducted above      238,788                       197,343                       187,588
Fair value adjustment for AFS securities      (75,347)                       44,898                         7,061
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
TOTAL ASSETS                              $22,444,792                   $19,301,016                    15,983,748
========================================= =========== ========== ====== =========== ========== ====== =========== ========== ======
LIABILITIES:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts          $   366,205      4,817   1.32 $   335,484      5,560   1.66 $   475,950      9,849   2.07
Savings & money market accounts             4,840,025    124,733   2.58   4,292,234    124,560   2.90   3,570,722    111,367   3.12
Time deposits of $100,000 or more           1,567,173     84,928   5.42   1,328,028     76,757   5.78     975,454     56,223   5.76
Other time deposits                         3,637,506    194,609   5.35   3,492,086    197,009   5.64   3,081,834    175,217   5.69
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Total Interest-Bearing Deposits            10,410,909    409,087   3.93   9,447,832    403,886   4.27   8,103,960    352,656   4.35
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Federal funds purchased & securities sold   4,076,095    201,521   4.94   3,442,992    182,050   5.29   2,649,889    141,207   5.33
Other short-term borrowings                   527,121     33,027   6.27     383,482     22,852   5.96     319,857     21,889   6.84
Long-term debt                              2,595,460    155,153   5.98   1,680,421    108,173   6.44   1,040,147     71,687   6.89
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Total Interest-Bearing Liabilities         17,609,585    798,788   4.54  14,954,727    716,961   4.79  12,113,853    587,439   4.85
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Noninterest-bearing deposits                2,476,714                     2,312,666                     2,203,031
Other liabilities                             668,900                       505,959                       370,148
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
TOTAL LIABILITIES                          20,755,199                    17,773,352                    14,687,032
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity                    466                           494                           524
Common stockholders' equity                 1,689,127                     1,527,170                     1,296,192
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
TOTAL STOCKHOLDERS' EQUITY                  1,689,593                     1,527,664                     1,296,716
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $22,444,792                   $19,301,016                   $15,983,748
========================================= =========== ========== ====== =========== ========== ====== =========== ========== ======
Interest income FTE / earning assets                               8.07                          8.32                          8.60
Interest expense FTE / earning assets                              4.04                          4.17                          4.13
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
Net interest income / earning assets                     796,403   4.03                714,080   4.15                636,431   4.47
Less FTE adjustment                                        9,956                        10,381                        10,492
----------------------------------------- ----------- ---------- ------ ----------- ---------- ------ ----------- ---------- ------
NET INTEREST INCOME                                   $  786,447                    $  703,699                    $  625,939
========================================= =========== ========== ====== =========== ========== ====== =========== ========== ======
Loan fees included in interest income                 $   61,719                    $   48,925                    $   39,864
========================================= =========== ========== ====== =========== ========== ====== =========== ========== ======

(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset. The combined tax rate was approximately 39%.
(B) Yields on available for sale securities exclude average fair value adjustments.
    FSCO has elected to classify all investment securities as AFS securities.
(C) Loans include nonaccruing loans.

TABLE 4: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, YIELDS AND RATES (continued)
(in thousands) (A)

For the years ended December 31,                            1996                        1995
-----------------------------------------  ------------------------------ ------------------------------
                                                            Fully                         Fully
                                                          Taxable   Avg%                Taxable   Avg%
                                               Average Equivalent Yield,     Average Equivalent Yield,
                                               Balance   Interest   Rate     Balance   Interest   Rate
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
ASSETS:
Interest-Earning Assets:
Federal funds sold & securities purchased  $   109,810  $   5,734   5.22  $   161,103  $   9,381   5.82
Interest-bearing deposits in other banks        19,479      1,080   5.54       14,985        883   5.89
Trading account securities                     197,308     10,094   5.12      487,992     29,130   5.97
Available for sale (AFS) securities (B)      3,009,328    197,173   6.55    2,459,147    153,616   6.25
Loans, net of unearned income &
  deferred taxes on leases (C)               8,904,689    833,132   9.36    8,316,813    789,387   9.49
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustment for AFS Securities
  & Deferred Taxes On Leases (B)            12,240,614  1,047,213   8.56   11,440,040    982,397   8.59
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
Cash & due from banks                          655,931                        604,295
Premises & equipment, net                      222,209                        201,749
Other real estate                                4,702                          3,923
Reserve for loan losses                       (139,486)                      (136,181)
Other assets                                   563,662                        447,934
Deferred taxes on leases, deducted above       170,588                        160,244
Fair value adjustment for AFS securities        (3,086)                       (21,335)
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
TOTAL ASSETS                               $13,715,134                    $12,700,669
=========================================  ============ ========== ====== ============ ========== ======
LIABILITIES:
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
Interest-bearing demand accounts           $   895,506     25,525   2.85  $ 1,121,519     21,430   1.91
Savings & money market accounts              2,983,353     93,639   3.14    2,493,210     92,159   3.70
Time deposits of $100,000 or more              812,673     45,221   5.56      763,895     44,997   5.89
Other time deposits                          2,807,885    162,404   5.78    2,649,932    150,845   5.69
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
Total Interest-Bearing Deposits              7,499,417    326,789   4.36    7,028,556    309,431   4.40
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
Federal funds purchased & securities sold    1,801,694     90,840   5.04    1,699,989     95,267   5.60
Other short-term borrowings                    255,713     17,558   6.87      206,645     13,663   6.61
Long-term debt                                 746,885     50,141   6.71      728,788     51,451   7.06
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
Total Interest-Bearing Liabilities          10,303,709    485,328   4.71    9,663,978    469,812   4.86
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
Noninterest-bearing deposits                 1,970,492                      1,760,233
Other liabilities                              304,643                        239,735
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
TOTAL LIABILITIES                           12,578,844                     11,663,946
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
STOCKHOLDERS' EQUITY:
Preferred stockholders' equity                     554                            599
Common stockholders' equity                  1,135,736                      1,036,124
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
TOTAL STOCKHOLDERS' EQUITY                   1,136,290                      1,036,723
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $13,715,134                    $12,700,669
=========================================  ============ ========== ====== ============ ========== ======
Interest income FTE / earning assets                                8.56                           8.59
Interest expense FTE / earning assets                               3.97                           4.11
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
Net interest income / earning assets                      561,885   4.59                 512,585   4.48
Less FTE adjustment                                         7,822                          8,382
-----------------------------------------  ------------ ---------- ------ ------------ ---------- ------
NET INTEREST INCOME                                     $ 554,063                      $ 504,203
========================================= ============= =========  ====== ============ ========== ======
Loan fees included in interest income                   $  29,799                      $  26,540
========================================= ============= =========  ====== ============ ========== ======

(A) Interest is presented on a fully taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset. The combined tax rate was approximately 39%.
(B) Yields on available for sale securities exclude average fair value adjustments.
    FSCO has elected to classify all investment securities as AFS securities.
(C) Loans include nonaccruing loans.

TABLE 5: ANALYSIS OF INTEREST CHANGES DUE TO VOLUMES AND RATES (in thousands) (A)

                                                              1999 over 1998                         1998 over 1997
-------------------------------------------------   ------------------------------------   -----------------------------------
                                                        Changes Due to:           Total        Changes Due to:           Total
                                                       Volume         Rate       Change       Volume         Rate       Change
-------------------------------------------------   ---------    ---------    ---------    ---------    ---------    ---------
INTEREST-EARNING ASSETS:
Federal funds sold & securities purchased           $  12,010    $  (1,636)   $  10,374    $   1,087    $     202    $   1,289
Interest-bearing deposits in other banks                  771         (540)         231            6          102          108
Trading account securities                                860        1,426        2,286       (3,438)        (102)      (3,540)
Available for sale (AFS) securities                    78,197       (8,713)      69,484       60,089       (6,656)      53,433
Loans, net of unearned income &
  deferred taxes on leases                            103,344      (21,569)      81,775      197,847      (41,966)     155,881
-----------------------------------------           ---------    ---------    ---------    ---------    ---------    ---------
Total Interest-Earning Assets, Excluding
  Fair Value Adjustments for AFS Securities
  & Deferred Taxes On Leases                        $ 195,182      (31,032)     164,150      255,591      (48,420)     207,171
-----------------------------------------           ---------    ---------    ---------    ---------    ---------    ---------
INTEREST-BEARING LIABILITIES:
Interest-Bearing Deposits:
Interest-bearing demand accounts                          509       (1,252)        (743)      (2,907)      (1,382)      (4,289)
Savings & money market accounts                        15,897      (15,724)         173       22,503       (9,310)      13,193
Time deposits of $100,000 or more                      13,822       (5,651)       8,171       20,322          212       20,534
Other time deposits                                     8,204      (10,604)      (2,400)      23,325       (1,533)      21,792
-----------------------------------------           ---------    ---------    ---------    ---------    ---------    ---------
Total Interest-Bearing Deposits                        38,432      (33,231)       5,201       63,243      (12,013)      51,230
-----------------------------------------           ---------    ---------    ---------    ---------    ---------    ---------
Federal funds purchased & securities sold              33,476      (14,005)      19,471       42,263       (1,420)      40,843
Other short-term borrowings                             8,560        1,615       10,175        4,354       (3,391)         963
Long-term debt                                         58,903      (11,923)      46,980       44,128       (7,642)      36,486
-----------------------------------------           ---------    ---------    ---------    ---------    ---------    ---------
Total Interest-Bearing Liabilities                    139,371      (57,544)      81,827      153,988      (24,466)     129,522
-----------------------------------------           ---------    ---------    ---------    ---------    ---------    ---------
CHANGE IN NET INTEREST INCOME                       $  55,811    $  26,512    $  82,323    $ 101,603    $ (23,954)   $  77,649
=========================================           =========    =========    =========    =========    =========    =========

(A) Changes not due entirely to changes in volume or rate have been allocated to rate. Interest is presented on a fully-taxable equivalent (FTE) basis, calculated on federal and state taxes applicable to the subsidiary carrying the asset. The combined tax rate was approximately 39%.

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

   FSCO's net interest income FTE totaled $796.4 million for 1999, up $82.3 million or 11.5% from 1998 (see: "Table 4: Average Balance Sheets, Net Interest Income, Yields and Rates"; "Table 5: Analysis of Interest Changes
Due to Volumes and Rates"; and "Table 1: Financial Highlights"). This increase was due to additional interest earned by the 9.3% growth in average loans net of deferred taxes on leases and various loan sales and securitizations, the 25.9% growth in average AFS securities before SFAS115 fair value adjustments, and the positive impact of recent acquisitions accounted for as purchases, partially offset by additional interest expense from the 17.8% increase in average interest-bearing liabilities. In addition, in the fourth quarter, FSCO made a necessary accounting adjustment to reflect gains on disposition of leased assets. These adjustments to interest income represented full year 1999 dispositions, resulting in the full year impact of approximately $0.02 EPS diluted occurring in the fourth quarter.

   By comparison, FSCO's net interest income FTE totaled $714.1 million for 1998, up $77.6 million or 12.2% from 1997. The 1998 increase was due to additional interest earned by the 20.4% growth in average loans, net of various asset sales and securitizations, and the 25.1% growth in average AFS securities, plus the positive impact of recent purchase acquisitions, partially offset by additional interest expense from the 23.5% increase in average interest-bearing liabilities.

   FSCO's net interest margin was 4.03% for 1999, down 12 basis points from 1998. This decrease was due to several factors including lower average yields on interest-earning assets, reflecting sales of higher-yielding earning assets through securitizations and refinancing of mortgages at lower rates, and volume growth and rate increases for interest-bearing liabilities. During 1999, a one basis point (0.01%) change in FSCO's net interest margin FTE equaled approximately $2.0 million of net interest income FTE.

   The rise in interest rates over the last several months, coupled with uncertainty regarding the duration of interest rate volatility and overall economic conditions, has resulted in a slowing in mortgage loan originations at CrossLand Mortgage and FSCO's bank subsidiaries. This decreased level of mortgage loan originations may negatively impact net interest income and noninterest income until origination volumes resume.

   FSCO also has taken steps to reposition its investment portfolio to support the balance sheet management approach it will implement in the new First Security after consummation of the merger with Zions. This reduction in the investment portfolio likely will result in lower net interest income compared with previous periods.

   By comparison, FSCO's net interest margin was 4.15% for 1998, down 32 basis points from 1997. This decrease was due primarily to lower interest rates on the strong volume growth in loans, especially refinanced mortgages and consumer loans, funded by relatively constant rates on additional short-term borrowed funds, long-term debt, and deposits. FSCO's net interest margin remained essentially unchanged for each of the four quarters of 1998, while net interest income was increased through volume growth in lending activities.

   In anticipation of the merger with Zions, FSCO has been repositioning its balance sheet, resulting, temporarily, in increased reliance on short-term funding. With the Federal Reserve Board's increase in the targeted Federal Funds rate of 75 basis points since late 1999 and with its forward bias toward increasing interest rates to address inflationary concerns, interest expense may be under pressure in the near term. Also, FSCO completed an issuance of $200 million of subordinated debt in December of 1999, which debt carries certain favorable call features with commensurate interest rate pricing. In a rapidly rising interest rate environment, the ongoing work of FSCO to reprice its loan portfolio will lag the increases in funding cost.

PROVISION FOR LOAN LOSSES
   FSCO's provision for loan losses totaled $59.4 million for 1999, down $12.5 million or 17.3% from $71.9 million in 1998, which in turn was up $8.5 million or 13.5% from $63.4 million in 1997 (see: "Interest-Earning Assets and Asset Quality - Provision for Loan Losses" and "Table 11: Reconciliation of the Reserve for Loan Losses").

   FSCO anticipates that for the first part of 2000 that the provision for loan losses will experience a moderate increase, reflecting some seasonality and a temporary problem with the consumer collection system. This temporary increase in FSCO's chargeoff of consumer loans is expected to be resolved by early second quarter of 2000. FSCO charges off its consumer loans when said loans are 120 days past due.

TABLE 6: NONINTEREST INCOME (in thousands)

For the Years Ended December 31,                            1999       1998       1997
----------------------------------------------------- ---------- ----------- ----------
NONINTEREST INCOME:
Service charges on deposit accounts                   $   88,334  $  90,755  $  90,835
Other service charges, collections, commissions & fees    66,491     53,934     40,539
Asset sale / securitization gains                         47,375     47,619     17,515
Bankcard servicing fees & third-party processing fees      4,875     31,247     34,295
Commissions & fees-insurance                              19,957     16,966     16,975
Commissions & fees-securities                             77,947     17,863     14,934
Mortgage banking & loan servicing activities             216,268    215,538    117,859
Loan servicing rights amortization                       (51,907)   (41,495)   (16,146)
Trust (fiduciary) commissions & fees                      34,365     29,474     26,195
Trading account securities gains (losses)                  8,633        994      1,446
Available for sale securities gains (losses)              13,426      8,075      3,150
Other                                                      7,211      3,420      9,560
----------------------------------------------------- ----------- ---------- ----------
TOTAL NONINTEREST INCOME                              $  532,975  $ 474,390  $ 357,157
===================================================== =========== ========== ==========

NONINTEREST INCOME
   FSCO's noninterest income was $533.0 million for 1999, up $58.6 million or 12.3% from 1998 (see: "Table 6: Noninterest Income"). For the fourth quarter of 1999, noninterest income was $129.2 million, down $3.2 million or 2.4% from the year-ago quarter. As FSCO does in each accounting period, in the fourth quarter FSCO adjusted the amortization of mortgage servicing rights to properly reflect portfolio experience. This adjustment resulted in a modest increase in noninterest income in the fourth quarter. These year over year changes reflected FSCO's continued emphasis on increasing and diversifying its sources of noninterest income and included the following: substantial growth in commissions and fees from securities and insurance transactions; gains from two separate $1.0 billion loan securitizations during the first and second quarters of 1999; growth in other service charges, collections, commissions, and fees; securities gains; and growth in trust income. These increases in noninterest income were partially offset by decreased bankcard servicing & third-party processing fees (reflecting a joint venture in a merchant servicing business that FSCO entered into in the first quarter of 1998) and decreased service charges on deposit accounts. FSCO's noninterest income amounted to 40.39% of total revenues for 1999, up from 40.27% for 1998, and was 37.36% of total revenues for the fourth quarter, down from 41.50% for the year-ago quarter.

   By comparison, FSCO's noninterest income was a record $474.4 million for 1998, up $117.2 million or 32.8% from 1997. This increase was due to several factors including: strong growth in mortgage banking activities; gains from ongoing asset sales and securitizations; growth in other service charges and trust fees; and securities gains. FSCO's noninterest income amounted to a record 40.27% of total revenues for 1998, up from 36.33% for 1997, and was a record 41.50% of total revenues for the quarter, up from 39.23% for the year-ago quarter.

   Over the past several years, FSCO has benefited from increases in noninterest income resulting from its growing mortgage banking business. With the rapid rise in interest rates experienced since mid-year 1999, mortgage loan originations have slowed significantly. In this unstable and rising interest rate environment, FSCO anticipates this slowing in originations will result in a reduction in noninterest income from fees and related charges.

TABLE 7: NONINTEREST EXPENSES (in thousands)

For the Years Ended December 31,                  1999        1998        1997
-------------------------------------------- ----------  ----------  ----------
NONINTEREST EXPENSES:
Salaries & employee benefits                 $ 475,575   $ 386,715   $ 304,903
Amortization of intangibles                     19,119      11,666       7,537
Armored & messenger                              7,868       6,658       6,065
Bankcard interbank interchange & fees           16,824      32,147      34,130
Computer service & software                     27,060      17,037      12,000
Credit, appraisal, & repossession               31,122      27,931      17,176
Fees                                            16,407      14,645      11,589
Furniture & equipment                           71,052      58,181      46,263
Insurance                                        7,055       4,372       4,655
Marketing                                       13,538      14,757      14,258
Occupancy, net                                  48,483      39,063      36,729
Other real estate expense & loss
   provision (recovery) net                       (582)        845       2,022
Postage                                         15,208      13,508      11,367
Professional                                    17,998      18,918      15,082
Stationery & supplies                           22,349      22,311      18,259
Telephone                                       25,132      17,306      16,317
Travel                                          12,522      12,773       9,797
Other                                           17,715      24,255      20,755
-------------------------------------------- ----------  ----------  ----------
TOTAL NONINTEREST EXPENSES                   $ 844,445   $ 723,088   $ 588,904
============================================ ==========  ==========  ==========

NONINTEREST EXPENSES
   FSCO's noninterest expenses were $844.4 million for 1999, up $121.4 million or 16.8% from 1998 (see: "Table 7: Noninterest Expenses"). These increases were primarily due to the following: additions of revenue-generating personnel; additional personnel and operating expenses of recent purchase acquisitions; and the cost of strategic technological investments and upgrades, including Year 2000 expenditures. Included in noninterest expenses were merger-related actions and expenses and certain non-recurring items which had a combined impact on EPS of approximately $0.04 during the fourth quarter of 1999. FSCO expects that this continued absorption of the impact of several major investments in support of strong growth, multiple acquisitions, and strategic expenditures in technology will be significant to its success after its merger with Zions (see: "Mergers And Acquisitions:
Zions Bancorporation And First Security Corporation Merger"). FSCO remained committed to effectively managing its ongoing noninterest expenses, balanced against the need to make strategic investments and meet growth requirements. The components of FSCO's noninterest expenses for 1999, compared with 1998, are discussed below.

   * Salaries and benefits expense was $475.6 million, up $88.9 million or 23.0%. This increase was primarily due to personnel added from recent purchase acquisitions and from growth in loan production and other revenue-generating operations. As a result, full-time equivalent employees (FTEEs) were increased to 9,602 at December 31, 1999, up 178 or 1.9% from year-end 1998. The average number of FTEEs showed a much larger increase year over year, growing to 9,992 from 8,814 for 1998, an increase of 1,178 employees or 13.4%, matching more closely the increase in base salary expenses, with the remainder of the increase attributable to production-based compensation and commissions. The third and fourth quarters of 1999 actually showed net decreases from 10,101 full-time equivalent employees at the end of the second quarter of 1999 because of a corporate-wide hiring freeze implemented in contemplation of the proposed merger with Zions Bancorporation.

   * FSCO's nonpersonnel expenses totaled $368.9 million, up $32.5 million or 9.7%. This increase was due to many factors including : recent purchase acquisitions, which impacted most noninterest expense categories with one-time acquisition costs and the addition of their ongoing expenses, in addition to additional goodwill amortization; additions to production and services facilities; volume growth in loans, loan servicing and related amortization, deposits, and banking services; and $12.6 million expensed in 1999 as part of FSCO's efforts to resolve its Year 2000 issues (see:
"Technological Change And Year 2000 Issue"). These increases were partially offset by reductions in bankcard interbank interchange and fees and a decrease in ORE expense and loss provision.

   By comparison, FSCO's salaries and benefits expense was $386.7 million for 1998, up $81.8 million or 26.8% from 1997, due primarily to the additional employees added with purchase acquisitions, with increased mortgage and consumer loan production, and with additional branches and other revenue-generating operations. FSCO's nonpersonnel expenses totaled $336.4 million for 1998, up $52.4 million or 18.4% from 1997. This increase was due to many factors including: recent purchase acquisitions, which impacted most noninterest expense categories with one-time acquisition costs and the addition of their ongoing expenses; additions to production and services facilities; volume growth in loans, loan servicing and related amortization, deposits, and banking services; $23.7 million expensed in 1998 as part of FSCO's efforts to resolve its Year 2000 issues (see: "Technological Change And Year 2000 Issue"); and one-time costs for the CSB merger (see: "Mergers and Acquisitions") and the creation of a "Section 20" securities broker/dealer subsidiary. These increases were partially offset by reductions in bankcard interbank interchange and fees and a decrease in ORE expense and loss provision.

   FSCO's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 63.52% for 1999, up 268 basis points from 60.84% for 1998, which in turn was up 157 basis points from 59.27% for 1997.

   CrossLand Mortgage, FSCO's mortgage banking subsidiary, and FS Van Kasper, FSCO's full-service investment banking and brokerage subsidiary, have higher inherent operating expense ratios than FSCO's bank subsidiaries. Excluding CrossLand Mortgage and FS Van Kasper, FSCO's operating expense ratio was 57.23% for 1999, up 110 basis points from 56.13% for 1998, which in turn was up 11 basis points from 56.02% for 1997.

   The productivity ratio was 3.76% for 1999, comparing closely with 3.75% for 1998 and 3.68% for 1997.

   FSCO remains committed to effectively managing its ongoing noninterest expenses, balanced against the need to make strategic investments and meet growth requirements.

PROVISION FOR INCOME TAXES
   FSCO employs several strategies to permanently reduce or defer payment of income taxes. As a result, FSCO's tax provisions have historically been lower than statutory tax rates, and deferred tax liabilities have been an important source of funding. FSCO's tax strategies include investments in securities and loans yielding tax-exempt interest, investments in leveraged leases, and investments in tax credit producing affordable housing. In 1999, FSCO continued to employ these and other tax planning strategies.

ANALYSIS OF BALANCE SHEETS
SUMMARY
   FSCO's total assets were $23.0 billion at December 31, 1999, up $1.3 billion or 6.0% from year-end 1998. Interest-earning assets were $20.3 billion at year end, up $1.0 billion or 5.0% from the prior year end, while loans were $14.6 billion at year end, up $0.6 billion or 4.0% from the prior year end (see: "Interest-Earning Assets and Asset Quality" and "Factors That May Affect Future Results of Operations And Financial Condition").

   FSCO's total liabilities were $21.2 billion at December 31, 1999, up $1.1 billion or 5.6% from year-end 1998. Total interest-bearing liabilities were

$18.3 billion at year end, up $1.5 billion or 9.1% from the prior year end (see: "Asset/Liability Management").

   FSCO's stockholders' equity was increased to $1.8 billion at December 31, 1999, up $0.2 billion or 10.9% from year-end 1998 (see: "Stockholders' Equity and Capital Adequacy").

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS
   Historically, FSCO's investment policies for trading account securities were designed to monitor daily interest rate fluctuations and market value volatility. Trading positions and strategies were continually monitored as to the changing interest rate environment, were kept flexible to meet changing economic conditions, and were carefully reviewed by management daily.

   FSCO's trading account securities were $22.7 million at December 31, 1999, down $306.5 million or 93.1% from year-end 1998, In anticipation of the merger with Zions, FSCO has effectively discontinued its securities trading activity except for securities held in trading pending sales to customers. The average balance of trading account securities held in 1999 was $173 million, up from $159 million in 1998. Fluctuations in trading opportunities, reflected in the level of securities held, are a normal part of this function.

   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity requirements.

TABLE 8: AVAILABLE FOR SALE SECURITIES (in thousands) (A)
                                                                Gross        Gross    Estimated
                                               Amortized   Unrealized   Unrealized         Fair
                                                    Cost        Gains       Losses        Value
--------------------------------------------  -----------  -----------  -----------   -----------
As of December 31, 1999:
Debt Securities Issued by the U.S. Treasury
  and Other U.S. Government Agencies and
  Corporations                                $   469,380  $        64  $   (10,165)  $   459,279
Debt Securities Issued by States of the U.S.
  and Political Subdivisions                      310,813        1,803       (6,499)      306,117
Corporate Debt Securities                         221,243          606      (20,556)      201,293
--------------------------------------------  -----------  -----------  -----------   -----------
Total Debt Securities                           1,001,436        2,473      (37,220)      966,689
--------------------------------------------  -----------  -----------  -----------   -----------
Mortgage-backed securities                      4,391,450          405     (184,459)    4,207,396
Equity securities                                 212,266        7,985       (1,526)      218,725
Federal Home Loan Bank and
  Federal Reserve Bank Stock                      135,459           -            -        135,459
--------------------------------------------  -----------  -----------  -----------  -----------
TOTAL AFS SECURITIES                          $ 5,740,611  $    10,863  $  (223,205)  $ 5,528,269
============================================  ===========  ===========  ===========   ===========
As of December 31, 1998:
Debt Securities Issued by the U.S. Treasury
  and Other U.S. Government Agencies and
  Corporations                                $   641,514  $     8,273  $    (1,227)  $   648,560
Debt Securities Issued by States of the U.S.
  and Political Subdivisions                      352,746        8,098         (352)      360,492
Corporate Debt Securities                          10,559          212          (22)       10,749
--------------------------------------------  -----------  -----------  -----------   -----------
Total Debt Securities                           1,004,819       16,583       (1,601)   1,019,801
--------------------------------------------  -----------  -----------  -----------   -----------
Mortgage-backed securities                      3,557,242       30,271       (2,408)    3,585,105
Equity securities                                  52,864        8,420       (3,014)       58,270
Federal Home Loan Bank and
  Federal Reserve Bank Stock                      100,951           -            -        100,951
--------------------------------------------  -----------  -----------  -----------   -----------
TOTAL AFS SECURITIES                          $ 4,715,876  $    55,274 $     (7,023)  $ 4,764,127
============================================  ===========  ===========  ===========   ===========
As of December 31, 1997:
Debt Securities Issued by the U.S. Treasury
  and Other U.S. Government Agencies and
  Corporations                                $ 1,008,583  $     7,379 $       (234)  $ 1,015,728
Debt Securities Issued by States of the U.S.
  and Political Subdivisions                      297,482        6,309         (207)      303,584
Corporate Debt Securities                           7,521           89          (20)        7,590
--------------------------------------------  -----------  -----------  -----------   -----------
Total Debt Securities                           1,313,586       13,777         (461)    1,326,902
--------------------------------------------  -----------  -----------  -----------   -----------
Mortgage-backed securities                      2,859,331       20,115       (4,450)    2,874,996
Equity securities                                  69,081        8,978         (281)       77,778
Federal Home Loan Bank and
  Federal Reserve Bank Stock                       71,849           -            -         71,849
--------------------------------------------  -----------  -----------  -----------   -----------
TOTAL AFS SECURITIES                          $ 4,313,847  $    42,870 $     (5,192)  $ 4,351,525
============================================  ===========  ===========  ===========   ===========

(A) FSCO has elected to classify all investment securities as available for sale securities.

TABLE 8: AVAILABLE FOR SALE SECURITIES (in thousands) (continued)
Maturities and Coupon Yields
As of December 31, 1999
                                                Amortized    Estimated     Yield%
                                                     Cost   Fair Value        (B)
--------------------------------------------  -----------  -----------     ------
Debt Securities Issued by the U.S. Treasury
  and Other U.S. Government Agencies and
  Corporations:
One year or less                              $    13,194  $    13,063       6.21
After 1 year through 5 years                      445,235      435,376       6.20
After 5 years through 10 years                      4,157        4,076       5.96
After 10 years                                      6,794        6,764       7.22
--------------------------------------------  -----------  -----------     ------
Total                                             469,380      459,279       6.21
--------------------------------------------  -----------  -----------     ------
Debt Securities Issued by States of the U.S.
  and Political Subdivisions:
One year or less                                   54,761       54,908       4.77
After 1 year through 5 years                      102,448      102,522       5.10
After 5 years through 10 years                     89,168       88,250       5.14
After 10 years                                     64,436       60,437       5.45
--------------------------------------------  -----------  -----------     ------
Total                                             310,813      306,117       5.13
--------------------------------------------  -----------  -----------     ------
Corporate Debt Securities:
One year or less                                      576          689       6.38
After 1 year through 5 years                        3,422        3,318       6.46
After 5 years through 10 years                      3,883        3,385       6.67
After 10 years                                    213,362      193,901       7.73
--------------------------------------------  -----------  -----------     ------
Total                                             221,243      201,293       7.69
--------------------------------------------  -----------  -----------     ------
Total Debt Securities:
One year or less                                   68,531       68,660       5.06
After 1 year through 5 years                      551,105      541,216       6.00
After 5 years through 10 years                     97,208       95,711       5.24
After 10 years                                    284,592      261,102       7.20
--------------------------------------------  -----------  -----------     ------
Total Debt Securities                           1,001,436      966,689       6.20
--------------------------------------------  -----------  -----------     ------
Mortgage-backed securities                      4,391,450    4,207,396       6.50
Equity securities                                 212,266      218,725       3.69
Federal Home Loan Bank and
  Federal Reserve Stock                           135,459      135,459       7.77
--------------------------------------------  -----------  -----------     ------
TOTAL AFS SECURITIES                          $ 5,740,611  $ 5,528,269       6.37
============================================  ===========  ===========     ======

(A) FSCO has elected to classify all investment securities as available for sale securities.
(B) Average yields have been calculated using coupon rates, not adjusted to a fully-taxable equivalent basis.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE (AFS) SECURITIES
   Since December 1995, FSCO has managed its investment securities portfolio under the "available for sale" (AFS) and trading classifications. FSCO's AFS securities policies are designed to achieve desired liquidity, interest rate sensitivity, earnings, and collateral requirements. FSCO's AFS securities strategies are continually monitored and adjusted to the changing interest rate environment and economic conditions.

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

   The AFS securities portfolio has been positioned to have a moderate average life while providing a positive return and an appropriate mix of securities to meet current and future requirements. The estimated average maturity of FSCO's AFS securities portfolio is approximately 5.6 years as of December 31, 1999. With the exception of U.S. Government and U.S. Government-sponsored agency securities, FSCO had no concentrations of AFS securities from any single issuer that constituted 10% or more of stockholders' equity at year-end 1999.

   FSCO's AFS securities were $5.5 billion at December 31, 1999, up $0.8 billion or 16.0% from year-end 1998 (see: "Table 8: Available For Sale Securities"). This increase was due to a combination of growth consistent with overall balance sheet growth, acquisitions of banks, and spread opportunities in the markets. Since October of 1999, FSCO has sold about $500 million of AFS securities and has not replaced maturing securities. The SFAS No. 115 net unrealized gain (loss) on AFS securities generally responds inversely to changes in interest rates. The recent increase in unrealized losses was due to higher interest rates and longer average maturities. AFS securities purchased included a mix of U.S. Treasuries, Federal agencies, municipal and corporate bonds, agency and non-agency issued collateralized mortgage obligations, and agency mortgage-backed securities.

   In 2000, FSCO's AFS securities priorities will be a balance between liquidity, interest rate risk, and maximizing return, as well as a gradual reduction in the overall volume of securities held. FSCO's AFS securities strategy remains flexible to changing market conditions and opportunities, while maintaining a continuous review of risk and liquidity through the ALCO process.

   FSCO owns 1.5 million shares of Zions common stock, which are held in FSCO's available for sale portfolio and marked to market on a regular basis. In the event that the proposed transaction with Zions is not consummated, it is likely that FSCO will experience additional unrealized losses with respect to the Zions shares when those shares are marked to market.

TABLE 9: LOANS (in thousands)

As of December 31,                                        1999          1998          1997          1996          1995
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
COMMERCIAL LOANS:
Commercial & industrial                            $ 2,852,681   $ 2,562,274   $ 2,251,179   $ 1,744,943   $ 1,623,181
Agricultural                                           300,685       404,038       362,820       337,511       301,427
Other commercial                                       160,738       198,673       144,866       186,706       112,597
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
TOTAL COMMERCIAL LOANS (A)                           3,314,104     3,164,985     2,758,865     2,269,160     2,037,205
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term                       2,252,057     3,505,920     2,177,415     1,473,523     1,471,625
1 to 4 family residential home equity                  407,066       424,102       506,999       496,931       460,948
1 to 4 family residential construction                 842,669       577,940       425,343       349,771       221,551
Commercial & other term                              1,661,991     1,325,071     1,112,042     1,132,787     1,085,961
Commercial & other construction                        633,632       265,879       313,686       210,214       276,099
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
TOTAL REAL ESTATE SECURED LOANS                      5,797,415     6,098,912     4,535,485     3,663,226     3,516,184
  Memo: Total real estate term                       4,321,114     5,255,093     3,796,456     3,103,241     3,018,534
    Memo: Loans held for sale included
        in total real estate term                      772,696     2,391,508     1,125,616       338,722       270,530
  Memo: Total real estate construction (A)           1,476,301       843,819       739,029       559,985       497,650
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
CONSUMER LOANS:
Credit card & related                                  338,570       328,853       320,656       312,647       314,382
Vehicle & other consumer                             3,495,348     3,114,506     2,585,139     2,699,257     2,335,732
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
TOTAL CONSUMER LOANS                                 3,833,918     3,443,359     2,905,795     3,011,904     2,650,114
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
TOTAL LEASES                                         1,633,100     1,306,161     1,030,621       753,061       413,260
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
LOANS, NET OF UNEARNED INCOME                       14,578,537    14,013,417    11,230,766     9,697,351     8,616,763
  Memo: Unearned income                               (177,669)     (127,593)     (106,369)      (69,940)      (19,169)
Reserve for loan losses                               (174,443)     (173,350)     (157,525)     (142,693)     (135,011)
------------------------------------------------- ------------  ------------  ------------  ------------  ------------
TOTAL LOANS, NET                                   $14,404,094   $13,840,067   $11,073,241   $ 9,554,658   $ 8,481,752
================================================= ============  ============  ============  ============  ============

(A) MATURITIES AND INTEREST RATE SENSITIVITIES OF SELECTED LOAN CATEGORIES (in thousands)
                                                                     1 Year    After 1 Yr         After
As of December 31, 1999                                 Total       or Less    Thru 5 Yrs       5 Years
------------------------------------------------- ------------  ------------  ------------  ------------
Remaining Maturity:
Commercial loans                                   $ 3,314,104   $ 3,027,396   $   229,979   $    56,729
Real estate construction loans                       1,476,301     1,462,398        11,600         2,303
------------------------------------------------- ------------  ------------  ------------  ------------
TOTAL                                              $ 4,790,405   $ 4,489,794   $   241,579   $    59,032
================================================= ============  ============  ============  ============
Interest Rate Sensitivities Of Commercial
  Loans And Real Estate Construction Loans:
With fixed rates                                   $ 1,670,139   $ 1,369,528   $   241,579   $    59,032
With floating rates                                  3,120,266     3,120,266            -             -
------------------------------------------------- ------------  ------------  ------------  ------------
TOTAL INTEREST RATE SENSITIVITIES                  $ 4,790,405   $ 4,489,794   $   241,579   $    59,032
================================================= ============  ============  ============  ============

INTEREST-EARNING ASSETS:
LOANS
   FSCO's borrowers reside primarily in the states where it has banking and mortgage offices and in markets contiguous to those states. FSCO's borrowers are primarily small- and medium-sized businesses, consumers, automobile dealerships, and homebuilders. There is substantial economic diversification across FSCO's seven-state region, which provides a beneficial, natural diversification for its loan portfolio. FSCO has policies and procedures in place designed to maintain high quality in its loan portfolio. These policies and procedures include underwriting standards for new credits and continuous monitoring of and reporting on the existing loan portfolio.

   FSCO's total loan portfolio, net of unearned income but before the reserve for loan losses, was $14.6 billion at December 31, 1999, up $0.6 billion or 4.0% from year-end 1998 (see: "Table 1: Financial Highlights", "Table 9:
Loans", and "Note 5: Loans"). Because of acquisitions and continued strong loan demand, the increase from one year ago came in spite of two separate $1.0 billion vehicle loan securitizations during the first and second quarters of 1999, ongoing sales of 1-to-4 family residential term loans into secondary markets, and a slowing in mortgage loan production.

   The ratio of total loans to total assets was 63.40% at December 31, 1999, down slightly from 64.61% at year-end 1998. The components of FSCO's loan portfolio at December 31, 1999, compared with December 31, 1998, are discussed below.

   * Commercial loans were $3.3 billion, up $0.1 billion or 4.7%. This increase was primarily due to a continued broad-based business expansion in FSCO's market areas. Commercial loans consisted primarily of loans to small and middle-market businesses and agricultural-related businesses.

   * Real estate secured loans were $5.8 billion, down $0.3 billion or 4.9%. Fluctuations in these loan balances occurred as loan originations, generated by strong demand and low interest rates during the periods, were offset by loan sales, particularly in the first half of 1999. For balance sheet management purposes, FSCO does not retain all newly originated mortgage loans but regularly securitizes and sells most loans in the secondary markets on an ongoing flow-through basis. For 1-to-4 family residential term loans, FSCO originated $14.5 billion in 1999, down from $15.8 billion in 1998, and sold $14.4 billion, compared with $13.9 billion one year ago. At year-end 1999, $0.8 billion of real estate secured loans were held for sale, down $1.6 billion or 67.7% from the prior year end. Mortgage loan origination volume is slowing in the first part of 2000, which will result in lower real estate secured loan balances.

   * Consumer loans were $3.8 billion, up $0.4 billion or 11.3%. This increase was largely the result of high levels of vehicle loan originations that exceeded vehicle loan securitizations and maturing loans. For balance sheet management purposes, FSCO does not retain all newly originated indirect vehicle loans but regularly pools and securitizes such loans in the secondary markets. For indirect vehicle loans, FSCO originated $3.1 billion in 1999, up from $2.8 billion in 1998, and sold $2.1 billion, compared with $1.3 billion one year ago. FSCO is a leading consumer lender in its primary market area.

   * Leases were $1.6 billion, up $0.3 billion or 25.0%. This increase was primarily due to FSCO's growth in the vehicle and equipment leasing markets, partially offset by sales during the year.

TABLE 10: PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS (in thousands)

As of December 31,                                       1999         1998         1997         1996         1995
-------------------------------------------------  -----------  -----------  ----------- ------------  -----------
PROBLEM ASSETS:
Nonaccruing Loans:
Commercial                                         $   30,204   $   19,562   $   13,670   $   14,360   $    9,740
Real estate term                                       22,806       18,670       16,288       17,067       11,907
Real estate construction                                3,626        6,213        4,669        3,935        2,349
Consumer                                                  256          137            2          137          254
Leases                                                  2,328        1,230          331          251          400
Renegotiated                                               -            -         1,916           -            10
-------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Total Nonaccruing Loans                                59,220       45,812       36,876       35,750       24,660
Other real estate                                       8,055        3,617        7,981       10,672       12,206
-------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Total Nonperforming Assets                             67,275       49,429       44,857       46,422       36,866
Accruing loans past due 90 days or more                31,948       23,758       20,841       20,393       13,622
-------------------------------------------------  -----------  -----------  ----------- ------------ ------------
TOTAL PROBLEM ASSETS                               $   99,223   $   73,187   $   65,698   $   66,815   $   50,488
=================================================  ===========  ===========  ===========  ===========  ===========
POTENTIAL PROBLEM ASSETS                           $   37,303   $   47,319   $    7,423   $    8,271   $   12,319
=================================================  ===========  ===========  ===========  ===========  ===========
GROSS INTEREST INCOME THAT WOULD HAVE BEEN
 RECORDED IF LOANS HAD BEEN CURRENT IN
 ACCORDANCE WITH ORIGINAL TERMS:
Nonaccruing loans                                  $    2,348   $    3,772   $    2,810   $    3,242   $    2,500
-------------------------------------------------  -----------  -----------  -----------  -----------  -----------
INTEREST INCOME ACTUALLY RECOGNIZED:
Nonaccruing loans                                  $    2,668   $    3,053   $    1,772   $    2,158   $    2,766
=================================================  ===========  ===========  ===========  ===========  ===========

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS
   Strong asset quality continues to be a primary objective for FSCO. However, economic cycles and loan-specific events can cause periodic fluctuations in problem assets.

   FSCO's ratio of total problem assets to total loans and ORE was 0.68% at December 31, 1999, up from 0.52% at year-end 1998 (see: "Table 1: Financial Highlights"). The ratio of nonperforming assets to total loans and ORE was 0.46% at year end, up from 0.35% from the prior year end.

   Problem assets totaled $99.2 million at December 31, 1999, up $26.0 million or 35.6% from year-end 1998 (see: "Table 10: Problem Assets and Potential Problem Assets"). The components of FSCO's problem assets at December 31, 1999, compared with December 31, 1998, are discussed below.

   * Nonaccruing loans were $59.2 million, up $13.4 million or 29.3%, primarily due to the addition of one large commercial loan secured by timber. The ratio of nonaccruing loans to total loans was 0.41%, up from 0.33%.

   * Other real estate was $8.1 million, up $4.4 million or 122.7%. ORE property values are reviewed at least annually and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.

   * Accruing loans past due 90 days or more were $31.9 million, up $8.2 million or 34.5%. The ratio of accruing loans past due 90 days or more to total loans was 0.22%, up from 0.17%.

   FSCO anticipates that a temporary increase in delinquencies and resulting chargeoffs in its consumer loan portfolio will be resolved by early second quarter.

   Potential problem loans identified by FSCO were $37.3 million at December 31, 1999, down $10.0 million or 21.2% from year-end 1998. The decrease was due mainly to the payoff of one large commercial credit in Utah. Potential problem loans consisted primarily of commercial and agricultural related loans.

TABLE 11: RECONCILIATION OF THE RESERVE FOR LOAN LOSSES (in thousands)

For the years ended December 31,                         1999         1998         1997         1996         1995
------------------------------------------------- ------------ ------------ ------------ ------------ ------------
RESERVE FOR LOAN LOSSES, BEGINNING                 $  173,350   $  157,525   $  142,693   $  135,011   $  138,107
LOANS CHARGED OFF:
Commercial                                            (13,410)     (10,021)     (12,313)      (6,195)      (4,636)
Real estate term                                       (2,050)      (3,255)      (3,067)      (1,808)      (3,574)
Real estate construction                                 (325)        (164)        (109)        (314)        (100)
Consumer credit card & related                        (14,682)     (14,087)     (14,222)     (13,519)     (10,377)
Consumer vehicle & other                              (72,760)     (66,792)     (53,507)     (41,759)     (34,221)
Leases                                                   (419)        (471)      (2,977)        (614)        (957)
------------------------------------------------  ------------ ------------ ------------ ------------ ------------
TOTAL LOANS CHARGED OFF                              (103,646)     (94,790)     (86,195)     (64,209)     (53,865)
------------------------------------------------  ------------ ------------ ------------ ------------ ------------
RECOVERIES OF LOANS CHARGED OFF:
Commercial                                              3,649        5,294        5,316        6,756        7,712
Real estate term                                          593        1,825        1,850          889        2,963
Real estate construction                                  282           23           12          847          163
Consumer credit card & related                          3,291        2,735        2,477        2,293        2,117
Consumer vehicle & other                               29,047       23,997       22,046       15,993       14,669
Leases                                                      7           15        1,481          320          463
------------------------------------------------  ------------ ------------ ------------ ------------ ------------
TOTAL RECOVERIES OF LOANS CHARGED OFF                  36,869       33,889       33,182       27,098       28,087
------------------------------------------------  ------------ ------------ ------------ ------------ ------------
NET LOANS CHARGED OFF                                 (66,777)     (60,901)     (53,013)     (37,111)     (25,778)
Provision for loan losses                              59,447       71,923       63,386       41,300       22,682
Acquisitions & reclassifications                        8,423        4,803        4,459        3,493           -
------------------------------------------------  ------------ ------------ ------------ ------------ ------------
RESERVE FOR LOAN LOSSES, ENDING                    $  174,443   $  173,350   $  157,525   $  142,693   $  135,011
================================================  ============ ============ ============ ============ ============

TABLE 12: ALLOCATION OF THE RESERVE FOR LOAN LOSSES (in thousands)

As of December 31,                   ------1999------  ------1998------  ------1997------  ------1996------  ------1995------
                                                 Loan              Loan              Loan              Loan              Loan
                                                Type/             Type/             Type/             Type/             Type/
                                     Allocated  Total  Allocated  Total  Allocated  Total  Allocated  Total  Allocated  Total
                                       Reserve  Loans    Reserve  Loans    Reserve  Loans    Reserve  Loans    Reserve  Loans
------------------------------------  --------- ------  --------- ------  --------- ------  --------- ------  --------- ------
LOAN TYPE:
Commercial                            $  49,897  22.7%  $  59,247  22.6%  $  43,136  24.6%  $  46,617  23.4%  $  38,523  23.6%
Real estate term                         18,085  29.7      16,276  37.5      13,873  33.8      12,737  32.0       8,345  35.0
Real estate construction                  9,948  10.1       6,325   6.0       4,725   6.6       4,378   5.8       4,148   5.8
Consumer                                 43,776  26.3      49,936  24.6      44,933  25.9      44,457  31.1      43,349  30.8
Leases                                   19,053  11.2      11,807   9.3       8,963   9.2       8,224   7.8       6,068   4.8
Unallocated                              33,684            29,759            41,895            26,280            34,578
------------------------------------  --------- ------  --------- ------  --------- ------  --------- ------  --------- ------
TOTALS                                $ 174,443 100.0%  $ 173,350 100.0%  $ 157,525 100.0%  $ 142,693 100.0%  $ 135,011 100.0%
====================================  ========= ======  ========= ======  ========= ======  ========= ======  ========= ======

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

   FSCO's reserve for loan losses was $174.4 million at December 31, 1999, up $1.1 million or 0.6% from year-end 1998 (see: "Table 11: Reconciliation of the Reserve for Loan Losses"). This increase included $8.4 million in reserves added with the various purchase acquisitions during the year (see:
"Mergers and Acquisitions").

   Based on its analysis of reserve adequacy, FSCO considered its reserve for loan losses at December 31, 1999 to be adequate to absorb estimated loan losses in the current loan portfolio. FSCO's coverage ratio of the reserve to nonaccruing loans was 294.57% at year-end 1999, down from 378.39% at the prior year end, while the ratio of the reserve to total loans was 1.20% at year end, down from 1.24% at the prior year end (see: "Table 1: Financial Highlights" and "Table 9: Loans").

   Net loans charged off against the reserve totaled $66.8 million for 1999, up $5.9 million or 9.6% from 1998 (see: "Table 11: Reconciliation of the Reserve For Loan Losses"). This increase was primarily due to higher net loans charged off on commercial loans and consumer vehicle loans. The annualized ratio of net loans charged off to average loans was 0.49% for 1999, unchanged from 1998. As previously identified (see: "ANALYSIS OF STATEMENTS OF INCOME: PROVISION FOR LOAN LOSSES"), FSCO expects a temporary increase in net loans charged off in the consumer loan area during the first part of 2000. This temporary increase in consumer loan chargeoffs should be resolved by early second quarter of 2000.

   While reserve adequacy and allocation are measured using the above criteria, FSCO's reserve for loan losses is available for use by its entire loan portfolio, as needed, regardless of allocation.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES
   FSCO uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate. FSCO's provision for loan losses totaled $59.4 million for 1999, down $12.5 million or 17.3% from $71.9 million in 1998, which in turn was up $8.5 million or 13.5% from $63.4 million in 1997 (see: "Table 11: Reconciliation of the Reserve for Loan Losses"). The 1999 decrease was partially offset by $8.4 million in reserves added with the various purchase acquisitions during the period, while the 1998 provision increased the reserve by $11.0 million above net loans charged off during that year.

ASSET/LIABILITY MANAGEMENT
   FSCO's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of liquidity, interest rate risk, and capital adequacy (see: "Stockholders' Equity and Capital Adequacy") for FSCO and its subsidiaries. The objective of the ALCO process is to ensure that FSCO's balance sheet structure maintains prudent levels of risk, within the context of currently known and forecasted economic conditions, and to establish strategies which provide FSCO with appropriate compensation for the assumption of those risks. Formal policies and procedures govern the ALCO process. This process, structured by FSCO's senior management and approved by its board of directors, guides FSCO and each subsidiary bank continuously through changing economic and market events. Utilizing on- and off-balance sheet products, FSCO's liquidity, market risk, and interest rate risks are limited to prudent levels while earnings opportunities are maximized. FS Capital Markets Treasury Division provides the corporate-wide ALCO process for FSCO and its bank subsidiaries under the direction of FSCO's ALCO committee and board of directors.

TABLE 13: DEPOSITS (in thousands)

For the years ended December 31,                                      1999             1998             1997
-----------------------------------------------------------   ------------     ------------     ------------
Noninterest-bearing deposits                                  $  2,272,811     $  2,752,009     $  2,431,006
INTEREST-BEARING DEPOSITS:
Interest-bearing demand accounts                                   472,917          539,371          436,382
Savings accounts                                                 1,342,394        1,457,870        1,369,760
Money market accounts                                            3,541,424        2,927,577        2,348,183
Time deposits of $100,000 or more                                1,939,070        1,464,865        1,399,989
   Memo: including foreign deposits                                659,580          258,660          168,016
Other time deposits                                              3,641,800        3,516,882        3,432,314
-----------------------------------------------------------   ------------     ------------     ------------
TOTAL INTEREST-BEARING DEPOSITS                                 10,937,605        9,906,565        8,986,628
-----------------------------------------------------------   ------------     ------------     ------------
TOTAL DEPOSITS                                                $ 13,210,416     $ 12,658,574     $ 11,417,634
===========================================================   ============     ============     ============

Maturities of time deposits of $100,000 or more,
   including foreign deposits:
Maturing in 3 months or less                                   $ 1,255,328
Over 3 months through 6 months                                     182,593
Over 6 months through 12 months                                    275,458
Over 12 months                                                     225,691
===========================================================   ============

TABLE 14: SHORT-TERM BORROWINGS (in thousands)

For the years ended December 31,                                      1999             1998             1997
-----------------------------------------------------------   ------------     ------------     ------------
END OF PERIOD BALANCE:
Federal funds purchased & securities sold                      $ 3,697,346      $ 3,747,084      $ 3,252,259
Other short-term borrowings                                      1,090,019          518,505          352,940
-----------------------------------------------------------   ------------     ------------     ------------
WEIGHTED AVERAGE RATE:
Federal funds purchased & securities sold                             5.37%            4.79%            5.38%
Other short-term borrowings                                           5.70             7.75             6.08
-----------------------------------------------------------   ------------     ------------     ------------
AVERAGE OUTSTANDINGS FOR THE YEAR:
Federal funds purchased & securities sold                      $ 4,076,095      $ 3,442,992      $ 2,649,889
Other short-term borrowings                                        527,121          383,482          319,857
-----------------------------------------------------------   ------------     ------------     ------------
WEIGHTED AVERAGE RATE FOR THE YEAR:
Federal funds purchased & securities sold                             4.94%            5.29%            5.33%
Other short-term borrowings                                           6.27             5.96             6.85
-----------------------------------------------------------   ------------     ------------     ------------
HIGHEST MONTH-END BALANCE FOR THE YEAR:
Federal funds purchased & securities sold                      $ 4,508,377      $ 4,100,554      $ 3,252,506
Other short-term borrowings                                      1,090,019          518,505          480,292
===========================================================   ============     ============     ============

TABLE 15: LONG-TERM DEBT (in thousands)

For the years ended December 31,                                      1999             1998             1997
------------------------------------------------              ------------     ------------     ------------
PARENT COMPANY:
Medium term notes due 1998-2003                               $     23,750     $     28,750     $     32,750
Floating rate notes due 1999-2005                                  200,000            6,758            6,842
7.875% senior notes due 1999                                             -           98,962           98,962
7.50% subordinated notes due 2002                                   75,000           75,000           75,000
5.875% senior notes due 2003                                       325,000          325,000                -
7.00% subordinated notes due 2005                                  125,000          125,000          125,000
6.875% senior notes due 2006                                       150,000          150,000          150,000
SUBSIDIARIES:
Guaranteed preferred beneficial interests -
  8.41% subord. capital income sec's due 2026                      150,000          150,000          150,000
Floating rate European medium term notes due 2002                  300,000          300,000          300,000
Floating rate European medium term notes due 2003                  285,000          285,000               -
Other long-term notes: banks                                     2,006,764        1,558,203          647,397
Other long-term notes: nonbanks                                        266              309              402
-----------------------------------------------------------   ------------     ------------     ------------
TOTAL DEBT WITH ORIGINAL MATURITY OVER 1 YEAR                    3,640,780        3,102,982        1,586,353
Less contractual maturities under 1 year
  included in short-term borrowings                              1,055,025          493,424          281,890
-----------------------------------------------------------   ------------     ------------     ------------
TOTAL LONG-TERM DEBT                                          $  2,585,755     $  2,609,558     $  1,304,463
===========================================================   ============     ============     ============

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY
   FSCO's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. FSCO has established specific policies and procedures governing liquidity management through the ALCO process. Plans to address current and future liquidity needs are developed in the ALCO process and executed through FSCO's subsidiary banks and the corporation's Capital Markets, Treasury and Investment Management Division.

   FSCO maintains an adequate liquidity position in large part through stable deposits generated from its widespread branch network (see: "Table 13:
Deposits"), the prudent use of debt (see: "Table 14: Short-Term Borrowings", and "Table 15: Long-Term Debt"), from a high quality AFS securities portfolio (see: "Interest-Earning Assets and Asset Quality - Available For Sale Securities"), and from the loan portfolio, a portion of which is sold or securitized when appropriate. The average life of the AFS securities portfolio is relatively short, providing a constant stream of maturing and reinvestable assets which could be converted into cash without significant loss of value should the need arise. Maturing balances in the large loan portfolio also provide flexibility in managing cash flows. Assets may also be sold or securitized in order to provide funding. The ability to redeploy these funds is an important source of medium- to long-term liquidity. FSCO and each subsidiary bank monitors liquidity levels on a daily basis through the corporation's Capital Markets, Treasury and Investment Management Division and on a monthly basis through its ALCO process.

   FSCO had continued success during 1999 in obtaining core deposits, without having to offer above-market interest rates, through market growth, special advertising programs, and the efforts of its branch system. As a result, FSCO has been able to maintain a strong, stable net interest margin as well as adequate liquidity. FSCO, in its normal course of business, utilizes both domestic and European external funding sources, such as corporate and bank notes, Federal Home Loan Bank advances, as well as asset sales and securitizations. These funding sources and processes have enabled FSCO to maximize its earning assets and its ability to service its markets while continuing to maintain satisfactory liquidity goals. Since its announcement of the merger with Zions, FSCO has experienced increasing pressure from bank and other financial services competitors for lower cost core deposits. FSCO expects these competitive pressures to have a negative impact on its ability to increase its core deposits in the near term. As part of its overall liquidity management, FSCO has plans in place to effect vehicle, consumer and mortgage loan sales and securitizations during 2000.

   Backup sources of liquidity are provided by: credit lines to FSCO; Federal funds lines carried by FSCO's subsidiary banks; borrowings from the Federal Home Loan Bank; bank note issuances by FSCO's subsidiary banks; and borrowings from the Federal Reserve System.

   FSCO's total deposits were $13.2 billion at December 31, 1999, up $0.6 billion or 4.4% from year-end 1998 (see: "Table 13: Deposits"). This increase was due to FSCO's continued emphasis on its deposit gathering functions and the acquisition of banks with strong deposit characteristics. The ratio of loans to deposits was 110.36% at December 31, 1999, virtually unchanged from 110.70% at year-end 1998, primarily due to increased deposit and loan levels, two separate $1.0 billion loan securitizations during the first and second quarters of 1999, and ongoing sales of 1-to-4 family residential term loans. The ratio of loans to assets was 63.40% at year-end 1999, down from 64.61% at year-end 1998, and only marginally lower than FSCO's five-year average of 64.50%. These ratios, as well as other loan and liquidity ratios, vary with changes in economic cycles and are monitored closely through FSCO's ALCO process to ensure that the proper balance is maintained between risk, customer borrowing needs, and economic opportunities.

   FSCO's total debt, which included short-term borrowings and long-term debt, was $7.4 billion at December 31, 1999, up $0.5 billion or 7.2% from year-end 1998 (see: "Table 14: Short-Term Borrowings", and "Table 15: Long-Term Debt"). The components of FSCO's debt at December 31, 1999, compared with December 31, 1998, are discussed below.

   * Federal funds purchased and securities sold under repurchase agreements were $3.7 billion, down only $50 million or 1.3%. FSCO utilizes these funds, on an interim basis, to offset the consumer loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, loans held for sale or securitization, and growth in AFS securities funded by repurchase agreements.

   * All other short-term borrowed funds were $1.1 billion, up $0.6 billion or 110.2%. This increase was primarily due to current maturities of long-term debt and additional borrowings from the Federal Home Loan Banks.

   * Long-term debt was $2.6 billion, down $24 million or 0.9%. This decrease was due to reclassification of maturing long term debt to short-term borrowed funds, offset by the addition of $200 million in floating rate notes and nearly $450 million of long-term FHLB debt. These long-term debt instruments provided favorable asset/liability rate risk management opportunities during the year.

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

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK (EXCLUDING TRADING ACCOUNT SECURITIES)
   FSCO's quantitative asset/liability management utilizes simulation and market value modeling as its primary tools in determining the earnings and cash flow effects of current and projected risk strategies under varying economic and interest rate scenarios. Interest sensitivity gap and product-specific duration analysis are also employed to provide a general overview and other perspectives of FSCO's risk profile.

   Qualitative asset/liability management takes place in formal ALCO meetings, where risk profiles, sensitivities and recommended risk strategies are discussed in the context of the competitive business environment. Final strategies are approved, which are then executed in FSCO's subsidiary banks through the lending and deposit gathering functions, and in the corporation's Capital Markets, Treasury and Investment Management Division, where on- and off-balance sheet tools, including investments, debt, capital, and derivatives, are utilized to achieve ALCO objectives.

   FSCO continued to maintain a relatively neutral interest rate risk position during 1999. During the year, a strong regional economy and acquisitions resulted in net average loan growth of $1.2 billion or 9.5%, while successful deposit promotions and acquisitions helped to generate average deposit growth of $1.1 billion or 9.6%. FSCO also utilized loan sales and securitizations and external funding sources to support asset growth (see: "Asset/Liability Management - Liquidity").

   FSCO took advantage of its strong capital ratios and further leveraged the balance sheet resulting in an increase in the average AFS securities of $1.1 billion or 23.0% in 1999. This increase was primarily funded through the use of repurchase agreements and other short-term borrowings.

   FSCO is well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or maturity of securities, additional loan sales and securitizations, and access to external sources of funding.

   FSCO has used off-balance sheet derivative products for many years to manage interest rate risk through the ALCO process (see: "Note 11:
Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk"). Interest rate swaps, caps, and floors have all served as useful tools to increase FSCO's flexibility in protecting itself against adverse effects of interest rate volatility. FSCO does not act as a dealer in these transactions, but as an end user of off-balance sheet derivative products. The ALCO has established policies and procedures which govern the use of derivatives. All off-balance sheet positions used in the ALCO process are regularly reviewed for effectiveness, market risk, and counterparty credit exposure. Off-balance sheet derivatives used to manage FSCO's interest rate risk, including interest rate swaps, caps, corridors, floors, forwards, futures, and options totaled $2.0 billion notional amount at December 31, 1999, down from $2.8 billion at year-end 1998. When appropriate, new derivative transactions will be considered.

   Three interest rate risk monitoring tools, static interest rate gap analysis, net interest income simulation, and market value of equity modeling are currently used by FSCO to measure the level of interest rate risk.

   FSCO's static interest rate gap analysis measures the exposure to interest rate risk based upon the mismatch between the maturity or repricing of interest-earning assets and interest-bearing liabilities on the balance sheet at a given point in time. The mismatch is calculated using the contractual maturity and repricing dates for all such assets, liabilities, and derivative instruments. The static gap portrayal does not capture many of the factors that determine interest rate risk. FSCO places more emphasis on the use of sophisticated simulation and market value models.

   Core deposits with indeterminate maturities are categorized based upon the pricing behavior of estimated core and non-core components. These behaviors are reviewed at least on an annual basis. The static interest rate gap analysis also factors in prepayment estimates for FSCO's loan and investment portfolios.

   At December 31, 1999 and 1998, FSCO's static interest rate gap analysis as a percent of interest-earning assets for the 90 day and one year cumulative periods projected the following approximate results, generally indicating that rising interest rates during a given interval will increase (decrease) net interest income:

                                         1999       1998
                                        -----      -----
      Static 90 day Cumulative Gap      (11.7%)      5.6%
      Static 1 year Cumulative Gap      (12.7%)      6.0%

   This swing from positive to negative gap positions is the result of increased reliance on short-term funding on a temporary basis to support loans scheduled for securitization.

   These results were within FSCO's policy guidelines in which mismatched positions of assets and liabilities are restricted to 15% of interest-earning assets during the 90-day and one-year cumulative periods.

   FSCO's net interest income simulation model forecasts 12 month net interest income under varying scenarios which incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. FSCO's management evaluates the effects on net interest income of alternative interest rate scenarios against a base net-interest-income scenario. The base scenario is developed from internal FSCO economic projections.

   The net-interest-income simulation model includes forecasts from FSCO's various business lines. Growth assumptions for all FSCO balance sheet items are derived based upon management's outlook coupled with historical analysis, which incorporates seasonality patterns where applicable. Each business line provides reinvestment assumptions and yield/rate analyses. Mortgage loan and investment prepayments are developed from industry median estimates of prepayment speeds for portfolios having similar coupons and seasoning characteristics. Deposit seasonality and pricing is based upon historical analysis and is reviewed periodically. All key assumptions are reviewed at least annually.

   At December 31, 1999 and 1998, FSCO's net income simulation projected the following approximate percentage increase (decrease) in net interest income compared with its base case net interest income over one year:

                                                       1999      1998
                                                      -----     -----
      If rates were shocked down 200 basis points      1.7%     (3.2%)
      If rates were shocked up 200 basis points       (7.1%)     1.4%

   The results of these shock scenarios remain well within FSCO's policy guideline of 10%.

   At December 31, 1999, FSCO exhibited liability sensitivity for the one-year time horizon and minimal overall interest rate risk.

   Market value of equity modeling complements the simulation model by measuring exposure to interest rate changes outside of the one-to-two year time frame measured by simulation. The economic value of equity is determined by modeling the net present value of future cash flows for on- and off-balance sheet positions based on the implied forward yield curve. The measurement of change in market value given an increase of 100 basis points in interest rate is referred to as duration and measured in years. At December 31, 1999, the duration of equity was 4.22 years, well within acceptable industry standards.

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

ASSET/LIABILITY MANAGEMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES
   Trading account securities (EOP) decreased from $329 million at the end of 1998 to $23 million at December 31, 1999 due to the discontinuance of the trading activity except for securities held in trading pending sales to customers. The average trading account securities held in 1999 was $173 million, up from $159 million in 1998. FSCO's trading account securities consist of cash securities, financial futures, and option contracts. At the end of 1999, FSCO had no financial futures and options contracts related to FSCO's trading account securities, down from $1.2 billion notional value at year-end 1998. Market risk for trading account securities was monitored on a daily basis through an assessed dollar value of risk per basis point method. The FSCO had no net risk position of FSCO's trading account securities (including futures, options, and on-balance sheet securities) at December 31, 1999, compared with $30,408 per basis point (0.01%) change in yield at year-end 1998.

OTHER ASSETS AND LIABILITIES
   FSCO's intangible assets were $560.7 million at December 31, 1999, up $151.4 million or 37.0% from year-end 1998, due to goodwill associated with recent acquisitions and increased loan servicing rights from strong loan production and sales. Fluctuations in other assets and other liabilities were due in part to the effect of acquisitions and timing differences from unsettled transactions in the purchase and sale of securities.

COMMON AND PREFERRED STOCK
   First Security Corporation's common stock is traded on Nasdaq under the symbol "FSCO", and is included in the Standard & Poors' "MidCap 400 Index", and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".

   From time to time, FSCO repurchases shares of its common stock at prevailing prices in the open market as permitted by applicable rules. FSCO repurchases shares to reduce dilution to existing shareholders and take advantage of market price savings, and uses these shares for ongoing employee benefit plans, acquisitions accounted for under the purchase method, and other needs. FSCO has been very cautious with stock repurchase programs to assure that it meets all pooling-of-interests accounting principles applicable to FSCO's acquisition program.

   On January 25, 1999, FSCO increased its quarterly common stock dividend for the fifth time since year-end 1995 to $0.14 per share, up $0.01 per share or 7.7% from the previous $0.13 per share. FSCO paid quarterly common stock dividends of $0.14 per share in each of the four quarters of 1999, for a total of $0.56 per share during the year. Common stock dividends paid totaled $108.0 million in 1999, for a dividend payout ratio of 39.50%.

   The 1999 dividends marked the 65th consecutive year in which FSCO has paid cash dividends on its common stock. National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on FSCO's current ability to pay dividends. FSCO's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.

   The bid price of FSCO common stock was $25.50 per share at the close of the market on December 31, 1999, versus a book value of $9.03 per share, resulting in a market-to-book ratio of 282.39%. In comparison, the bid price of FSCO common stock was $23.313 per share at the close of the market on December 31, 1998, versus a book value of $8.54 per share, resulting in a market-to-book ratio of 272.99%. At December 31, 1999, FSCO's common stock market capitalization was $5.0 billion, up $0.6 billion or 14.8% from year-end 1998, while maintaining a five-year compound growth rate of 33.5%.

   The number of shareholders of record of FSCO common stock was 12,253 at year-end 1999, compared with 12,663 at year-end 1998. These figures include shares held by investors in street name with brokers, so the actual number of beneficial shareholders is likely to be much higher than the shareholders of record reported.

   For the years covered in this report, FSCO's preferred stock was convertible into FSCO common stock at the conversion rate, restated for the stock split, of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for FSCO's preferred stock.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY
   FSCO's stockholders' equity was increased to $1.8 billion at December 31, 1999, up $0.2 billion or 10.9% from year-end 1998 (see: Financial Statements "Consolidated Balance Sheets", also Note 17-"Capital Requirements"). This growth was due to earnings retained and issuances of new FSCO common stock shares for acquisitions, partially offset by a decrease in accumulated other comprehensive income, consisting of unrealized net losses in the fair value of AFS securities, and by repurchases of common stock in the public markets in 1998 and early 1999 (see: "Common and Preferred Stock").

   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from FSCO's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.

   FSCO's ratio of stockholders' equity to total assets was 7.70% at December 31, 1999, compared with 7.36% at year-end 1998. The ratio of tangible common equity to tangible assets was 5.39% at year end, down from 5.57% one year ago, reflecting changes in the fair value of AFS securities, repurchases of common stock for the Van Kasper purchase acquisition, balance sheet growth, goodwill recognized with various mergers, and the ongoing origination of loan servicing rights.

   FSCO's risk-based capital ratios remained strong at December 31, 1999 due to earnings retained and the above-mentioned Capital Income Securities (see:
Note 17: Capital Requirements). FSCO's leverage and risk-based capital ratios were as follows:

                                                    1999       1998
                                                 --------  --------
     Leverage ratio                                 7.27%      6.90%
     Tier 1 risk-based capital ratio                8.61%      8.62%
     Total (Tier 1 + 2) risk-based capital ratio   11.41%     10.72%

   FSCO and its subsidiary banks continued to be classified as "well capitalized" according to the regulatory requirements of their respective primary regulatory authorities. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels. On November 19, 1999 FSCO modified the regulatory accounting treatment of certain securitization transactions entered into by FS Bank for the purposes of calculating the level of regulatory capital maintained by FS Bank for the period of April 1, 1998 to September 30, 1999 (the Covered Period). As a result, FS Bank amended and refiled its consolidated reports of condition and income (Call Reports) with the Comptroller of the Currency for the Covered Period to show the inclusion in FS Bank's total risk-weighted assets of various assets previously sold by FS Bank in securitization transactions. This amendment resulted in a temporary period in which FS Bank was not "well capitalized". Except for the Covered Period, FS Bank has been well capitalized.

OFF-BALANCE SHEET ITEMS
   During 1999, FSCO had "off-balance sheet" commitments consisting primarily of loan commitments to customers, and derivative products used in the ALCO process or carried in the trading accounts (see: "Asset/Liability
Management", "Note 1: Summary of Significant Accounting and Reporting Policies", and "Note 11: Commitments, Contingent Liabilities, and Financial Instruments with Off-Balance Sheet Risk").

INFLATION ACCOUNTING AND CAPITAL COMMITMENTS
   FSCO has determined that the effects of changing prices on financial data were not significant to operating results for all years covered by this report.

   FSCO had no material capital expenditure commitments at year-ends 1999 or 1998, other than those related to FSCO's Year 2000 project (see: "Year 2000 Issues) and the Zions merger.

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

   FSCO regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions, negotiations, and actual acquisitions involving cash, debt, or equity securities may occur. Since an acquisition typically involves the payment of a premium over the book value of the acquired company, some near term dilution of FSCO's book value and earnings per common share may occur. FSCO's merger and acquisition activities during 1999 are discussed below.

FIRST SECURITY CORPORATION AND ZIONS BANCORPORATION MERGER
   On June 6, 1999, Zions Bancorporation (Zions; Nasdaq: ZION) and FSCO announced the signing of a definitive agreement to merge. The new organization will be known as First Security Corporation, headquartered in Salt Lake City, Utah, and is expected to be the nation's 20th largest bank holding company with assets of approximately $40 billion. Major items in the approval progress to date are discussed below.

   * On December 8, 1999, FSCO and Zions announced that they had reached an agreement with the Department of Justice (DOJ) to divest a combined total of 68 branches, consisting of 60 branches in Utah and 8 branches in Idaho, and approximately $2.1 billion in combined deposits in connection with the pending merger of the two companies. The sale of certain branches is required by the DOJ in selected geographic areas to ensure the merger of FSCO and Zions will not have any anti-competitive effect in any market that is to be served by the new FSCO. In addition to this divestiture of branches and deposits, the combined assets to be sold include a total of approximately $660 million in commercial, consumer, and agricultural loans in these markets.

   * On December 13, 1999, FSCO and Zions received approval on their merger application from the Federal Reserve Board.

   * On December 23, 1999, FSCO announced that it was delaying the shareholder meeting scheduled for December 28, 1999 in connection with its pending merger of equals agreement with Zions. The need for such delay was to allow Zions to restate its historical financial statements to reclassify certain of its 1997 and 1998 acquisitions that Zions had previously accounted for as "pooling-of-interest" transactions as "purchase" transactions.

    * The FSCO and Zions shareholder meetings to vote on the proposed merger have been rescheduled for March 22, 2000, and the FSCO/Zions merger is currently anticipated to be completed in the first quarter of 2000, pending shareholder approvals.

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

OTHER MERGERS AND ACQUISITIONS
   Other mergers and acquisitions for 1999, including those previously reported, are discussed below.

   * On February 12, 1999, FSCO acquired Van Kasper & Company in a purchase acquisition and renamed it First Security Van Kasper (FS Van Kasper, headquartered in San Francisco, California). FS Van Kasper is FSCO's full-service investment banking and brokerage subsidiary.

   * On June 1, 1999, FSCO and its FSB Nevada subsidiary acquired Comstock Bancorp (Comstock, located in Reno, Nevada; Nasdaq: LODE;) and its Comstock Bank subsidiary in a purchase transaction. At March 31, 1999, Comstock had assets of $217 million, loans of $152 million, deposits of $188 million, five offices, and two lending centers.

   * On June 14, 1999, FSCO and its FSB Nevada subsidiary acquired XEON Financial Corporation (XEON, located in Stateline, Nevada; Nasdaq: NVBC) and its Nevada Banking Company subsidiary (NBC) in a purchase transaction. At March 31, 1999, NBC had assets of $128 million, loans of $85 million, deposits of $117 million, three offices, and one executive loan center.

   * On July 1, 1999, three previously-existing FSCO subsidiaries, First Security Capital Markets, Inc., First Security Investor Services, and First Security Insurance, Inc., were merged into FS Van Kasper to create a single company with a wide array of financial products and services.

   * On November 5, 1999, FSCO merged its First Security Bank of Southern New Mexico, N.A. into its First Security Bank of New Mexico, N.A. subsidiary.

   * On January 24, 2000, FSCO and FS Van Kasper announced a definitive agreement to acquire Black & Company, Inc., a securities firm headquartered in Portland, Oregon. Black & Company services approximately 11,000 active retail accounts with client assets aggregating over $375 million at the end of 1999. The acquisition is expected to close early in the second quarter of 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
   During its 70 years of continuous operations, FSCO has experienced strong growth in assets, deposits, capital and profits. This has been the result of hard work by the FSCO team and the loyalty and patronage of its customers. FSCO has also contributed to and benefited from its market areas, which generally have been economically stable and growing over recent times. Nevertheless, there have been business cycles along the way, with the downturns in such cycles resulting from factors that exist in some form today, and which require attention and careful management. These factors include: changing economic conditions in the local, national, and international economies; the effects of competition; technological change and its challenges; changing regulatory and legislative attitudes; financial market perceptions; and socio-economic trends. FSCO endeavors to anticipate and manage these many dynamic factors, yet FSCO's businesses remain subject to rapid change, which may impact the results of operations and financial condition of FSCO.

NATIONAL AND REGIONAL ECONOMIES
   FSCO and its subsidiaries are significantly influenced both by the financial strength and economic stability of the regional economies in which they operate and by interest rates and other economic conditions prevailing in regional, national, and international financial markets.

   U.S. economic growth was very strong in 1999, increasing 4.5 percent-the fourth consecutive year that business expansion has exceeded the 4-percent threshold. Despite a significant jump in crude oil prices to $30 per barrel, broad measures of inflation remained generally steady with minimal acceleration. The labor market was tight, with the national jobless rate dipping to 4 percent, but because of ongoing strong productivity gains, unit labor costs actually declined. During the second half of the year, interest rates rose as the Federal Reserve increased short-term interest rates three times, with the intent of moderating growth to a more sustainable level.

   In 2000, we anticipate continued favorable business conditions, but growth will likely narrow from the prior year. It appears probable that the Federal Reserve will further increase interest rates, and the pace of inflation may edge higher.

   The Intermountain West, which encompasses a significant portion of FSCO's primary market area, was the United States' fastest-growing regional economy in 1999 for the sixth consecutive year, based on preliminary data.

   The following table illustrates labor-market conditions in the states in which FSCO banking offices are located.

1999 Job Growth Gains and Unemployment Rates
                Job Gains (Preliminary)
                -----------------------    Unemployment
                               National           Rates
                 Average %         Rank       Average %
-------------------------------------------------------
      National         2.2            -             4.2
      Utah             2.7            9             3.3
      Idaho            2.2           15             4.8
      New Mexico       1.3           31             6.1
      Nevada           4.8            1             4.1
      Oregon           1.9           24             5.5
      California       2.9            6             5.3
      Wyoming          1.3           34             4.6
-------------------------------------------------------

   The pace of economic growth in the above-listed states was favorable in 1999, but the rate of expansion was generally stable or slightly less than in the prior year. Net in-migration slowed in many states but increased in California. In the year ahead, little fundamental change is anticipated in business conditions. High-tech manufacturing, which was adversely impacted in 1998 by the international financial crisis, should continue to improve.
The growth rate in the construction industry may narrow, however.

   While the 2000 outlook remains generally positive, the following factors could adversely impact regional economic activity:
1. Excessive monetary policy tightening, which could sharply reduce economic growth;
2. Volatility in equity markets, thus reducing the wealth effect on consumer spending;
3. Oil and gasoline prices rising higher after more than doubling in the last year;
4. A profit margin squeeze in the small business market.

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

   FS Bank is the largest bank in Utah and Idaho, the seventh largest bank in Oregon, and the eighth largest bank in Wyoming. FSB New Mexico is the third largest bank in New Mexico, and FSB Nevada is the fifth largest bank in Nevada.

   FSCO, along with the rest of the banking industry, has felt the effects of added competition as nonbank financial service companies enter what were already highly competitive markets. Of particular importance in this regard is the enactment of the Gramm-Leach-Bliley Act of 1999 that grants greater authority to bank holding companies to engage in securities and insurance activities. FSCO has filed an application with the Federal Reserve Board to change its form to become a financial holding company under the act in order to be able to take advantage of the new provisions.

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

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 PROJECT COMPLETION DISCLOSURE
   All businesses and industries worldwide faced a "Year 2000" problem in which some computer hardware, software, and other systems and equipment potentially could not properly process date calculations before, during, or after the year 2000. In 1996, FSCO made the successful resolution of its Year 2000 issues and maintenance of effective technology contingency plans its highest corporate priority. FSCO's Year 2000 project expenditures totaled $38.9 million from 1996 through to its completion on June 30, 1999.
This amount included: $2.6 million in 1997; $23.7 million in 1998; and $12.6 million in 1999. These expenditures were funded through operating cash flows. Of the $38.9 million total expenditures, $11.9 million was capitalized, including approximately $0.4 million capitalized in 1999, and the remainder reported as expense.

   As of the date of this report, FSCO had encountered no significant problems in any of its operations in connection with the year 2000 date change. FSCO will continue to monitor all systems to ensure performance beyond this date change.

YEAR 2000 ISSUES:
FSCO'S YEAR 2000 FORWARD-LOOKING STATEMENTS
   The preceding discussion of "Year 2000 Issues" constitutes a Year 2000
Readiness Disclosure pursuant to the provisions of the Year 2000 Information
Readiness and Disclosure Act and includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause the actual cost of FSCO's Year 2000 project and the impact of Year 2000 issues to increase from what is described in these forward-looking statements. Those factors include, but are not limited to, ineffective remediation of computer code and the ability of FSCO and/or other parties to successfully continue to resolve their individual Year 2000 issues.

REGULATORY AND LEGISLATIVE ATTITUDES
   FSCO operates under significant national, international, and local government regulations. Historically, the business of banking has been legislatively separated from certain other businesses, like insurance and securities activities, as well as other types of businesses. With the enactment of the Gramm-Bliley-Leach Act of 1999, banks, subject to certain limitations, will be able to affiliate with insurance and securities firms.

   FSCO has applied to become a financial holding company to take advantage of these new powers and will expand its securities and insurance activities as authority becomes available.

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

   No one can predict how the regulatory environment will look in the future, or how such changes will affect FSCO's results of operations and financial condition at that time.

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



TABLE 16: QUARTERLY FINANCIAL HIGHLIGHTS (in thousands, except per share data & ratios) (A)
                                        4th Qtr     3rd Qtr     2nd Qtr     1st Qtr     4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                           1999        1999        1999        1999        1998        1998        1998        1998
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
INCOME STATEMENT:
Interest income                    $   432,022 $   407,911 $   376,273 $   369,029 $   369,193 $   366,416 $   350,950 $   334,101
Net interest income                    216,592     201,938     186,142     181,775     186,715     179,755     172,938     164,291
Provision for loan losses               19,196      12,778      10,596      16,877      22,861      18,068      18,396      12,598
Noninterest income                     129,205     133,369     146,235     124,166     132,444     114,896     118,534     108,516
Noninterest expenses                   224,432     210,235     217,363     192,415     193,489     179,516     184,277     165,806
Net income                              66,306      73,315      68,843      64,878      67,313      63,091      55,907      61,369
Earnings per common share basic           0.34        0.38        0.36        0.34        0.36        0.34        0.30        0.33
Earnings per common share diluted         0.33        0.37        0.35        0.34        0.35        0.33        0.29        0.32
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
COMMON & PREFERRED STOCK DATA:
Market price (bid) [EOP]           $    25.500 $    23.750 $    27.188 $    19.250 $    23.313 $    16.688 $    21.375 $    23.813
  High bid for the period               29.750      27.375      27.188      23.750      23.313      23.938      24.750      26.167
  Low bid for the period                23.000      21.375      17.875      17.563      15.938      15.500      21.000      21.833
Book value per common share [EOP]         9.03        8.99        8.90        8.77        8.54        8.54        8.21        8.02
Dividends paid per common share           0.14        0.14        0.14        0.14        0.13        0.13        0.13        0.13
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
BALANCE SHEET [EOP]:
 Loans, net of unearned income     $14,578,537 $13,817,241 $13,309,843 $13,160,919 $14,013,417 $12,926,926 $12,530,360 $12,436,407
Reserve for loan losses               (174,443)   (174,443)   (174,443)   (173,350)   (173,350)   (169,058)   (166,658)   (163,256)
Total interest-earning assets       20,300,307  20,601,393  19,550,618  19,404,947  19,337,468  17,954,191  17,417,190  17,219,384
Total assets                        22,992,927  23,346,617  22,134,994  21,959,222  21,689,088  19,859,300  19,360,006  19,132,896
Total deposits                      13,210,416  13,212,965  12,982,950  12,573,973  12,658,574  11,943,616  11,917,203  11,822,954
Short-term borrowed funds            4,787,365   5,149,732   4,134,494   4,236,283   4,265,589   4,026,919   3,905,250   3,986,966
Long-term debt                       2,585,755   2,536,949   2,582,370   2,706,320   2,609,558   1,749,478   1,513,044   1,339,892
Preferred stockholders' equity             451         456         472         476         484         491         493         501
Common stockholders' equity          1,769,449   1,759,123   1,735,590   1,665,303   1,595,011   1,609,515   1,542,377   1,500,734
================================== =========== =========== =========== =========== =========== =========== =========== ===========

EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share.
DPS: Dividends Per Common Share.
(A) All FSCO financial data have been previously restated for the May 30, 1998 pooling-of-interests merger with FSB California (formerly California State Bank).

Item 2. PROPERTIES (Please refer to Note 6-Premises and Equipment

Item 3. LEGAL PROCEEDINGS
   From time to time, FSCO and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of FSCO's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. FSCO endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. The following items, including those previously reported, were deemed to be material litigation matters under current SEC regulations, and involved FSCO and/or one or more of its subsidiaries:

   In "Bunn v. First Security Bank of New Mexico, N.A., et al.," Case No. CV 97-10975, Second Judicial District Court, County of Bernalillo, State of New Mexico, which involves claims of unfair trade practices and violation of state laws with respect to the order in which First Security Bank of New Mexico, N.A. processed checks, motions for summary judgement and to deny class certification are pending and will not likely be ruled on until the second quarter of 2000.

   Another New Mexico case, "Begay v. First Security Bank of New Mexico, et. al.", Case No. CIV 96 0348 MV, District of New Mexico (filed March 13, 1996), involves force placed insurance on vehicles subject to loans whose owners fail to procure insurance. Motions to dismiss resulted in a significant reduction in damage claims. A settlement has been reached in principle and is pending final documentation and court approval. A failure of the settlement process would trigger additional proceedings on FSCO's opposition to class certification and the substantive issues of the case.

   Based on advice of legal counsel, and its own analysis, FSCO management continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases discussed previously reported will have a material adverse impact on the business or assets of FSCO.

Item 8. Financial Statements and Supplementary Data.
MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS
February 18, 2000

To Our Stockholders:

FINANCIAL STATEMENTS
   The management of First Security Corporation (FSCO) is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

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

   There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

   Management assessed FSCO's internal control over financial reporting for financial presentations presented in conformity with both generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that FSCO maintained effective internal control over financial reporting for financial presentations in conformity with both generally accepted accounting principles and the Federal Reserve Board's instructions for the FR Y-9 Report as of December 31, 1999.

   The audit committee of FSCO's board of directors is comprised entirely of directors who are independent of FSCO's management; it includes members with banking or related management experience and has access to its own outside counsel. The audit committee is responsible for recommending to the board of directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of FSCO in addition to reviewing FSCO's financial reports. The independent auditors and the internal auditors have full and free access to the audit committee, with or without the presence of management, to discuss the adequacy of the internal control over financial reporting and any other matters which they believe should be brought to the attention of the committee.

COMPLIANCE WITH LAWS AND REGULATIONS
   Management is also responsible for ensuring compliance with the Federal laws and regulations concerning loans to insiders and the Federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

   Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that FSCO has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1999.

/s/ Morgan J. Evans                     /s/ Brad D. Hardy
-------------------------------------   -------------------------------------
Morgan J. Evans                         Brad D. Hardy
President and Chief Operating Officer   Executive Vice President,
                                        Corporate Services,
                                        General Counsel, and
                                        Chief Financial Officer

First Security Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998 (in thousands)
---------------------------------------------------------------------------------------------
                                                                      1999              1998
---------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                      $     926,148     $   1,026,335
Federal funds sold and securities purchased
   under resale agreements                                         167,949           230,210
---------------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS                                  1,094,097         1,256,545
---------------------------------------------------------------------------------------------
Interest-bearing deposits in other banks                             2,902               605
Trading account securities                                          22,650           329,109
Available for sale securities, at fair value
   (cost $5,740,611 and $4,715,876, respectively)                5,528,269         4,764,127
---------------------------------------------------------------------------------------------
Loans held for sale                                                772,696         2,391,508
Loans (net of reserve for loan losses of $174,443 and
   $173,350 and unearned income of $177,669 and
   $127,593, respectively)                                      13,631,398        11,448,559
Premises and equipment, net                                        429,422           378,032
Accrued income receivable                                          119,895           113,399
Other real estate                                                    8,055             3,617
Other assets                                                       822,821           594,220
Intangible assets                                                  560,722           409,367
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $  22,992,927     $  21,689,088
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Noninterest-bearing                                          $   2,272,811     $   2,752,009
Interest-bearing                                                10,937,605         9,906,565
---------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                                  13,210,416        12,658,574
---------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
   under repurchase agreements                                   3,697,346         3,747,084
U.S. Treasury demand notes                                          34,993            25,081
Other short-term borrowings                                      1,055,026           493,424
Accrued income taxes                                               349,986           333,881
Accrued interest payable                                            57,844            58,778
Other liabilities                                                  231,661           167,213
Long-term debt:
  Guaranteed preferred beneficial interests                        150,000           150,000
  Other                                                          2,435,755         2,459,558
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               21,223,027        20,093,593
---------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock: Series "A", $3.15 cumulative
   convertible (9 shares issued)                                       451               484
---------------------------------------------------------------------------------------------
Common stockholders' equity:
Common stock (197,646 and 191,008 shares
   issued, respectively)                                           247,058           238,760
Paid-in surplus                                                    296,822           181,906
Retained earnings                                                1,398,619         1,233,264
Accumulated other comprehensive income (loss)-net
  unrealized gain or (loss) on available for sale
  securities, net of tax                                          (131,652)           30,377
---------------------------------------------------------------------------------------------
Subtotal                                                         1,810,847         1,684,307
Common treasury stock, at cost
   (1,675 and 4,296 shares, respectively)                          (41,398)          (89,296)
---------------------------------------------------------------------------------------------
Total common stockholders' equity                                1,769,449         1,595,011
---------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       1,769,900         1,595,495
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  22,992,927     $  21,689,088
=============================================================================================
See notes to consolidated financial statements.

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1999, 1998, and 1997
(in thousands, except for per share amounts)
---------------------------------------------------------------------------------------------------------------
                                                                      1999              1998              1997
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                   $   1,193,016     $   1,111,417     $     954,992
Federal funds sold and securities purchased
   under resale agreements                                          15,912             5,538             4,249
Interest-bearing deposits in other banks                               408               177                69
Trading account securities                                          11,470             9,173            12,686
Available for sale (AFS) securities                                364,429           294,355           241,382
---------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                            1,585,235         1,420,660         1,213,378
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                           409,087           403,886           352,656
Short-term borrowings                                              234,548           204,902           163,096
Long-term debt                                                     155,153           108,173            71,687
---------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                             798,788           716,961           587,439
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                786,447           703,699           625,939
Provision for loan losses                                           59,447            71,923            63,386
---------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                727,000           631,776           562,553
---------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Service charges on deposit accounts                                 88,334            90,755            90,835
Other service charges, collections,
   commissions, and fees                                            66,491            53,934            40,539
Asset sale and securitization gains                                 47,375            47,619            17,515
Bankcard servicing fees and third-party
   processing fees                                                   4,875            31,247            34,295
Insurance commissions and fees                                      19,957            16,966            16,975
Securities commissions and fees                                     77,947            17,863            14,934
Mortgage banking and loan servicing activities                     216,268           215,538           117,859
Loan servicing rights amortization                                 (51,907)          (41,495)          (16,146)
Trust (fiduciary) commissions and fees                              34,365            29,474            26,195
Trading account securities gains (losses)                            8,633               994             1,446
Available for sale securities gains (losses)                        13,426             8,075             3,150
Other                                                                7,211             3,420             9,560
---------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                           532,975           474,390           357,157
---------------------------------------------------------------------------------------------------------------

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
For the years ended December 31, 1999, 1998, and 1997
(in thousands, except for per share amounts)
---------------------------------------------------------------------------------------------------------------
                                                                      1999              1998              1997
---------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
Salaries and employee benefits                               $     475,575     $     386,715     $     304,903
Amortization of intangibles                                         19,119            11,666             7,537
Armored and messenger                                                7,868             6,658             6,065
Bankcard interbank interchange and fees                             16,824            32,147            34,130
Computer service and software expense                               27,060            17,037            12,000
Credit, appraisal, and repossession                                 31,122            27,931            17,176
Fees                                                                16,407            14,645            11,589
Furniture and equipment                                             71,052            58,181            46,263
Insurance                                                            7,055             4,372             4,655
Marketing                                                           13,538            14,757            14,258
Occupancy, net                                                      48,483            39,063            36,729
Other real estate expenses and loss
   provision (recovery), net                                          (582)              845             2,022
Postage                                                             15,208            13,508            11,367
Professional                                                        17,998            18,918            15,082
Stationery and supplies                                             22,349            22,311            18,259
Telephone                                                           25,132            17,306            16,317
Travel                                                              12,522            12,773             9,797
Other                                                               17,715            24,255            20,755
---------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES                                         844,445           723,088           588,904
---------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                           415,530           383,078           330,806
Provision for income taxes                                         142,188           135,398           115,532
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                         273,342           247,680           215,274
Dividend requirement of preferred stock                                 27                28                30
---------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                        $     273,315     $     247,652     $     215,244
===============================================================================================================
Earnings Per Common Share Basic                              $        1.42     $        1.32     $        1.18
Earnings Per Common Share Diluted                            $        1.38     $        1.28     $        1.14
===============================================================================================================
See notes to consolidated financial statements.

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 1997, 1998, and 1999 (in thousands, except for per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                                              Other
                                                                                                             Compre-      Common
                                                           Preferred   Common     Paid-in      Retained      hensive    Treasury
                                                 Total       Stock     Stock      Surplus      Earnings      Income       Stock
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                      $1,217,840    $ 540    $228,141    $ 52,200    $  945,943    $     896    $ (9,880)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                        215,274                                        215,274
  Other comprehensive income, net of tax,
    consisting of net unrealized gain on
    AFS securities, net of reclassification
    adjustment of $3,150 for net gains
    included in net income                        22,672                                                       22,672
                                             ------------
            Total comprehensive income           237,946
Sale of common stock through dividend
   reinvestment and common stock
   purchase plan                                   3,741                  264       3,477
Sales of stock to employee benefit plans           8,952                1,569       4,613                                  2,770
Common stock issued for acquisitions              97,283                2,844      50,738            (8)                  43,709
Cash dividends:
   Preferred stock - $3.15 per share                 (30)                                           (30)
   Common stock - $0.44 per share                (77,955)                                       (77,955)
Conversion of preferred stock to common               (1)     (39)         38
Purchase and retirement of common stock           (2,969)                (261)       (679)       (2,029)
Purchase of common treasury stock                (89,467)                                                                (89,467)
After-tax effect of stock option exercises         5,506                            5,506
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                     1,400,846      501     232,595     115,855     1,081,195       23,568     (52,868)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                        247,680                                        247,680
  Other comprehensive income, net of tax,
    consisting of net unrealized gain on
    AFS securities, net of reclassification
    adjustment of $8,075 for net gains
    included in net income                         6,809                                                       6,809
                                             ------------
            Total comprehensive income           254,489
Sale of common stock through dividend
   reinvestment and common stock
   purchase plan                                   4,265                  251       4,014
Sales of stock to employee benefit plans          23,635                3,466      18,902                                  1,267
Common stock issued for acquisitions              84,164                2,432      31,521                                 50,211
Cash dividends:
   Preferred stock - $3.15 per share                 (28)                                           (28)
   Common stock - $0.52 per share                (95,583)                                       (95,583)
Conversion of preferred stock to common               -       (17)         16           1
Purchase of common treasury stock                (87,906)                                                                (87,906)
After-tax effect of stock option exercises        11,613                           11,613
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                     1,595,495      484     238,760     181,906     1,233,264       30,377     (89,296)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                        273,342                                        273,342
  Other comprehensive income (loss), net
    of tax, consisting of net unrealized
    loss on AFS securities, net of
    reclassification adjustment of
    $13,426 for net gains included in
    net income                                  (162,029)                                                   (162,029)
                                             ------------
            Total comprehensive income           111,313
Sale of common stock through dividend
   reinvestment and common stock
   purchase plan                                   2,670                  199       2,471
Sales of stock to employee benefit plans           8,051                1,610       6,441
Common stock issued for acquisitions             171,376                6,457      97,572                                 67,347
Cash dividends:
   Preferred stock - $3.15 per share                 (27)                                           (27)
   Common stock - $0.56 per share               (107,960)                                      (107,960)
Conversion of preferred stock to common              -        (33)         32           1
Purchase of common treasury stock                (19,449)                                                                (19,449)
After-tax effect of stock option exercises         8,431                            8,431
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                    $1,769,900    $ 451    $247,058    $296,822    $1,398,619    $(131,652)   $(41,398)
===================================================================================================================================
See notes to consolidated financial statements.

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998, and 1997 (in thousands, except for number of shares)
---------------------------------------------------------------------------------------------------------------
                                                                          1999            1998            1997
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $    273,342    $    247,680    $    215,274
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Provision for loan losses                                             59,447          71,923          63,386
  Provision for (recovery of) loss on other real estate                 (1,264)            310           1,135
  Provision for depreciation and amortization                           49,149          40,543          35,419
  Provision for amortization of intangible assets                       19,119          11,666           7,537
  Provision for deferred income taxes                                  110,581          79,980          58,494
  Net change in deferred loan origination fees and costs                49,076           1,969          53,970
  Net amortization (accretion) of AFS securities
     discounts and premiums                                               (670)          1,700           2,931
  Proceeds from sales of mortgage loans held for sale               14,117,546      13,672,856       5,175,757
  Origination of mortgage loans held for sale                      (12,141,834)    (13,696,625)     (5,295,498)
  AFS securities (gains) losses                                        (13,426)         (8,075)         (3,150)
  Net realized gains on sold loans                                      (8,358)        (45,890)        (43,126)
  Decrease (increase) in trading account securities                    313,281         (73,789)        192,166
  Decrease (increase) in accrued income receivable                      (6,496)         (6,425)        (12,195)
  Increase (decrease) in accrued interest payable                         (932)          6,850           8,897
  Increase (decrease) in accrued income taxes                            4,059          (5,431)          1,372
  Other operating activities                                           (16,891)       (360,549)       (180,084)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  2,805,729         (61,307)        282,285
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities                                1,117,026         375,948         384,267
Redemption of matured AFS securities                                 1,292,604       2,064,730       1,105,935
Purchases of AFS securities                                         (3,369,762)     (2,542,188)     (2,365,561)
Net (increase) decrease in interest-bearing deposits
   in other banks                                                       (2,026)             (5)         31,107
Net (increase) decrease in loans and leases                         (4,787,018)     (3,743,360)     (2,096,876)
Proceeds from sale of vehicle loans                                  2,040,498       1,185,994         802,935
Net purchase of premises and equipment                                 (87,371)       (125,775)        (39,967)
Proceeds from sales of other real estate                                 9,112          10,720          11,530
Payments to improve other real estate                                   (2,407)         (3,161)         (3,627)
Net cash received from acquisitions                                     25,875          63,974          37,468
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               (3,763,469)     (2,713,123)     (2,132,789)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                    256,171         697,662       1,080,727
Net increase (decrease) in Federal funds purchased
   and securities sold under repurchase agreements
   and U.S. Treasury demand notes                                      (39,826)        498,056         728,777
Proceeds from issuance of nonrecourse debt on
   leveraged leases                                                    271,087         165,641          37,440
Payments on nonrecourse debt on leveraged leases                      (113,223)        (21,018)        (24,557)
Proceeds from issuance of long-term debt and
   short-term borrowings                                             1,096,848       1,506,600         566,439
Payments on long-term debt and short-term borrowings                  (559,050)        (86,050)       (203,355)
Proceeds from issuance of common stock and sales of
   treasury stock                                                       10,721          27,900          12,693
Purchases of treasury stock                                            (19,449)        (87,906)        (89,467)
Purchases of stock for retirement                                          -               -            (2,969)
Dividends paid                                                        (107,987)        (95,611)        (77,885)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              795,292       2,605,274       2,027,843
---------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (162,448)       (169,156)        177,339

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         1,256,545       1,425,701       1,248,362
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  1,094,097    $  1,256,545    $  1,425,701
===============================================================================================================

First Security Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 1999, 1998, and 1997
(in thousands, except for number of shares)
---------------------------------------------------------------------------------------------------------------
                                                                          1999            1998            1997
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                          $    799,720    $    710,111    $    578,171
===============================================================================================================
Income taxes                                                      $     16,646    $     60,849    $     56,456
===============================================================================================================
Supplemental Schedule of Noncash Investing
   and Financing Activities:
Conversion of 612; 333; and 736 shares of convertible
   preferred stock into 25,092; 13,202; and 30,149 shares
   of common stock, respectively                                  $         32    $         17    $         39
===============================================================================================================
Transfer of loans to other real estate                            $      7,560    $      2,782    $      6,165
===============================================================================================================

   In 1999, FSCO purchased the following:

(1) Van Kasper & Company, a full-service investment banking and brokerage subsidiary with total assets of approximately $19,609,000 and liabilities of $12,782,000 through the issuance of 3,338,000 shares of FSCO's common stock;

(2) Comstock Bancorp with total assets of approximately $208,092,000 and liabilities of $193,371,000 through the issuance of 3,477,000 shares of FSCO's common stock;

(3) Xeon Financial Corporation with total assets of approximately $121,740,000 and liabilities of $112,801,000 through the issuance of 1,563,000 shares of FSCO's common stock.

   In 1998, FSCO purchased Rio Grande Bancshares, Inc. with total assets of approximately $416,995,000 and liabilities of $369,652,000 through the issuance of 4,350,000 shares of FSCO's common stock.

   In 1997, FSCO purchased American Bancorp of Nevada with total assets of approximately $304,272,000 and liabilities of $271,970,000 through the issuance of 5,337,093 shares of FSCO's common stock.

See notes to consolidated financial statements.  (Concluded)

First Security Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

   First Security Corporation (FSCO), a bank holding company, provides a full range of financial services to individual and business customers through its bank and nonbank subsidiaries and their branches in Utah, Idaho, New Mexico, Oregon, Nevada, Wyoming, and California. Mortgage banking origination offices and investment banking and brokerage offices are located in numerous other states. FSCO and its subsidiaries are subject to competition from other financial institutions and to the regulations of certain federal agencies and undergo periodic examinations by those agencies.

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

   Consolidation. The consolidated financial statements include the accounts of FSCO and its subsidiaries. The consolidated financial statements for 1998 and 1997 were retroactively restated during 1998 for the 1998 acquisition of California State Bank (CSB) using the pooling-of-interest method of accounting (See Note 15). All significant intercompany accounts and transactions are eliminated in consolidation. The results of operations of companies which were acquired and subject to purchase accounting are included from the dates of acquisition.

   Federal Funds Sold and Securities Purchased Under Resale Agreements. Federal funds sold are unsecured short-term investments entered into with other financial institutions. Securities purchased under resale agreements are short-term investments. FSCO's subsidiaries generally hold the securities as collateral during the term of the investment.

   Trading Account and Available for Sale Securities (See Note 4). Trading account securities are carried at fair value with net unrealized gains or losses included in earnings during the period. Available for sale securities are carried at fair value with net unrealized gains or losses (net of taxes) excluded from income and reported as a separate component of stockholders' equity and of other comprehensive income (loss). Gains or losses are determined on the specific identification method.

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

   Financial Asset Transfers and Servicing. FSCO accounts for the transfer and servicing of financial assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 establishes certain criteria for a transfer of assets to qualify as a sale. If the transfer does not meet these criteria, the transaction is accounted for as a secured borrowing. All sales of financial assets during 1999, 1998, and 1997 have met the qualifications for sale treatment.

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

   Derivative Financial Instruments. FSCO enters into a variety of derivative financial instruments as part of its interest rate risk management and in its trading activities. Derivatives used in trading activities such as financial futures and options contracts and interest rate swap agreements are marked to market. Any changes in the market value are recognized in income at the time the changes occur and are reported as noninterest income in the consolidated statements of income. Interest rate swaps and caps are used in FSCO's interest rate risk management activities and are classified as hedges or matched transactions. Interest-rate swap agreements are designated with the principal balance and term of specific debt obligations or loan balances. These agreements involve the exchange of amounts based on a fixed or variable interest rate for amounts based on variable or fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest income or interest expense depending on the assets or liabilities designated (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets.

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

   FSCO purchases and sells interest-rate lock, cap, and corridor agreements that hedge specific customer transactions and limit its exposure to interest rate changes. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates FSCO incurs on these transactions. Payments to be received/paid as a result of the specified interest rate index differing from the strike price are accrued in income receivable/interest payable and are recognized as an offset to interest income/expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest income/expense ratably during the life of the agreement. Upon termination of an interest-rate cap agreement, to the extent it represents the value attributable to the market interest rate differing from the strike rate of the cap/corridor, the gain/loss is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as an offset of interest income/expense. Additional gains or losses are recognized in earnings. Any notional amounts of agreements in excess of the balance of the customer transaction expected to be outstanding during their terms would be marked to market, with changes in market value recorded in other income (expense).

   Income Taxes (See Note 9). FSCO utilizes an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

   Interest and Fees on Loans. Accrual of interest on a loan is discontinued and reversed when the borrower has defaulted for a period of 90 days or more in the payment of principal or interest, or both, unless the loan is well-secured and in the process of collection. Loan origination fees net of certain loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

   Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation", requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since FSCO has decided to disclose the effects of SFAS No. 123 on a proforma basis and to continue to follow Accounting Principles Board (APB) Opinion No. 25 (as permitted by SFAS No. 123) as it relates to stock-based compensation, the appropriate required disclosures of the effects of SFAS No. 123 are included in
Note 13.

   Goodwill and Other Intangible Assets. Included in intangible assets is the excess of cost over fair value of net assets acquired of companies acquired using the purchase method of accounting. Such excess is amortized on the straight-line basis over 5 to 25 years and periodically reviewed for impairment. Other identifiable intangibles are amortized on an accelerated or straight-line basis over periods which do not exceed 10 years.

   Long-Lived Assets. Impairment of long-lived assets, including goodwill and other intangible assets, is determined by evaluating long-lived assets on a periodic basis. Assets determined to be impaired are written down to their fair value. There were no significant impairments during 1999, 1998, or 1997.

   Consolidated Statements of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold and securities purchased under resale agreements with an original maturity of 90 days or less.

   Earnings Per Share. Effective December 31, 1997, FSCO adopted SFAS No. 128, "Earnings Per Share", and retroactively restated its earnings per share (EPS) for 1997 to conform with SFAS No. 128. Additional restatements were made to reflect the effects of the 3-for-2 stock splits that were paid February 23, 1998 and May 15, 1997 (see Note 12).

   Comprehensive Income. Effective January 1, 1998, FSCO adopted SFAS No. 130, "Reporting Comprehensive Income", and reclassified comprehensive income for 1997 to conform with SFAS No. 130. This statement requires FSCO to display an amount representing total comprehensive income (loss) for each period. Accumulated other comprehensive income (loss) consists entirely of net unrealized gain or loss on available for sale securities, net of taxes.

   Reclassifications. Certain reclassifications of previously reported 1998 and 1997 amounts have been made to conform to FSCO's 1999 classifications.

NOTE 2.  SEGMENT REPORTING

   Effective January 1, 1998, FSCO adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures of certain information about FSCO's reportable operating segments. FSCO has the following reportable segments:
Community Banking, Retail Lending, Business Banking, Capital Markets, Treasury, and Investment Management, and Parent and Other. The Community Banking segment provides transaction, deposit, electronic banking, and customer services. Retail Lending provides a full range of credit products to retail customers including consumer loans, residential real estate loans, and commercial loans under $100,000. Business Banking provides a full range of products to business customers including commercial loans over $100,000, commercial real estate loans, leases, and banking, trust, and financial services for businesses. Capital Markets, Treasury, and Investment Management includes capital markets, treasury, personal investment, private banking, personal trust, insurance, investment management functions, and First Security Van Kasper; this line of business was restructured in 1999 from the previous Finance and Capital Markets segment. Parent and Other combines corporate administration, technology and processing services, accounting, tax, purchasing, acquired banks that have not been converted to FSCO's systems, and intersegment eliminations; this line of business segment was also restructured during the year. Management has determined that it is impractical to restate prior periods to reflect the restructuring among the reportable segments as well as presenting the 1999 segment information under the old structure.

   Interest income and expenses as well as the total assets and total deposits are reported following the same accounting policies described in Note 1 to the financial statements. Intersegment interest income and expense are derived by modeling loans and deposits to determine duration based funds transfer pricing rates. Such rates are applied to loans and deposits to determine intersegment interest income and expense. In addition, certain operating general and administrative expenses are allocated between and among the business segments to derive net income.

   It is not practical to derive intersegment interest income and expense, provision for taxes, or net income for 1997. Furthermore, as mentioned above, FSCO has realigned products and business units within these business segments year to year. Accordingly, comparisons of year to year trends may be misleading.

   Information about FSCO's reportable segments for 1999 is as follows
(in thousands):

                                                                               Capital
                                                                              Markets,
                                                                            Treasury, and     Parent
                                   Community       Retail      Business      Investment        and           Total
                                    Banking       Lending       Banking      Management       Other          FSCO

Total assets (average)            $1,012,144    $8,748,031    $4,116,719    $ 5,856,328    $2,711,570    $22,444,792
Total deposits (average)           9,402,245       218,372       887,413        342,071     2,037,522     12,887,623
Interest income                       28,259       753,265       317,266        374,747       111,698      1,585,235
Interest expense                     367,266            54        30,983        226,199       174,286        798,788
Intersegment interest income
  (expense), net                     551,259      (450,641)     (144,221)      (100,627)      144,230            -
Provision for income taxes            29,294        56,307        31,475         14,240        10,872        142,188
Net income                            46,474        89,945        52,026         22,746        62,151        273,342

   Information about FSCO's reportable segments for 1998 is as follows
(in thousands):

                                                                             Finance and      Parent
                                   Community       Retail       Business       Capital         and           Total
                                    Banking       Lending       Banking        Markets        Other          FSCO

Total assets (average)            $1,084,218    $8,149,137    $3,667,735    $ 4,264,452    $2,135,474    $19,301,016
Total deposits (average)           8,900,954         6,482       629,702         86,646     2,136,714     11,760,498
Interest income                       31,033       720,715       298,648        264,985       105,279      1,420,660
Interest expense                     383,578             1        21,585        179,305       132,492        716,961
Intersegment interest income
  (expense), net                     553,394      (428,084)     (141,206)       (85,709)      101,605            -
Provision for income taxes            30,947        61,064        29,310         (1,735)       15,812        135,398
Net income                            48,705       101,029        53,516         (2,718)       47,148        247,680

   Information about FSCO's reportable segments for 1997 is as follows
(in thousands):

                                                                             Finance and      Parent
                                   Community       Retail       Business       Capital         and           Total
                                    Banking       Lending       Banking        Markets        Other          FSCO

Total assets (average)            $  445,574    $6,458,695    $3,292,319    $ 3,751,800    $2,035,360    $15,983,748
Total deposits (average)           8,330,715         7,082       608,946         70,736     1,289,512     10,306,991
Interest income                       26,856       593,580       281,248        240,680        71,014      1,213,378
Interest expense                     352,742        31,196        23,740        160,499        19,262        587,439

NOTE 3.  CASH AND DUE FROM BANKS

   The Federal Reserve requires FSCO's national banking subsidiaries to maintain certain average reserve balances with the Federal Reserve or through approved correspondent banks. For the years ended December 31, 1999 and 1998, the required average reserve balances were approximately $54,490,000 and $56,612,000, respectively.

NOTE 4.  TRADING ACCOUNT AND AVAILABLE FOR SALE SECURITIES

   The amortized cost and fair value of AFS securities were as follows (in thousands):

                                                                        Gross             Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
Available for Sale Securities                          Cost             Gains            Losses        Fair Value
------------------------------------------------------------------------------------------------------------------
As of December 31, 1999:

Debt Securities issued by U.S. Treasury
   and other U.S. Government
   agencies and corporations                  $     469,380     $          64     $     (10,165)    $     459,279
Debt securities issued by states
   and political subdivisions                       310,813             1,803            (6,499)          306,117
Corporate debt securities                           221,243               606           (20,556)          201,293
Mortgage-backed securities                        4,391,450               405          (184,459)        4,207,396
Equity securities                                   212,266             7,985            (1,526)          218,725
Federal Home Loan Bank and
  Federal Reserve stock                             135,459                -                 -            135,459
--------------------------------------------  --------------    --------------    --------------    --------------
Totals                                        $   5,740,611     $      10,863     $    (223,205)    $   5,528,269
============================================  ==============    ==============    ==============    ==============
As of December 31, 1998:

Debt Securities issued by U.S. Treasury
   and other U.S. Government
   agencies and corporations                  $     641,514     $       8,273     $      (1,227)    $     648,560
Debt securities issued by states
   and political subdivisions                       352,746             8,098              (352)          360,492
Corporate debt securities                            10,559               212               (22)           10,749
Mortgage-backed securities                        3,557,242            30,271            (2,408)        3,585,105
Equity securities                                    52,864             8,420            (3,014)           58,270
Federal Home Loan Bank and                                                                                    -
  Federal Reserve stock                             100,951                -                 -            100,951
--------------------------------------------  --------------    --------------    --------------    --------------
Totals                                        $   4,715,876     $      55,274     $      (7,023)    $   4,764,127
============================================  ==============    ==============    ==============    ==============

   The amortized cost and estimated fair value of debt securities at December 31, 1999 by contractual maturity are shown below. Actual maturities May differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for Sale Securities (in thousands)
                                                  Amortized         Estimated
                                                       Cost        Fair Value
------------------------------------------------------------------------------
Due in one year or less                       $      68,531     $      68,660
Due after one year through five years               551,105           541,216
Due after five years through ten years               97,208            95,711
Due after ten years                                 284,592           261,102
------------------------------------------------------------    --------------
Total debt securities                             1,001,436           966,689
Mortgage-backed securities                        4,391,450         4,207,396
Equity securities                                   347,725           354,184
------------------------------------------------------------    --------------
Totals                                        $   5,740,611     $   5,528,269
============================================= ==============    ==============

   Proceeds, gross gains, and gross losses from sales of securities using the specific identification method were as follows (in thousands):

Available for Sale
                                                       1999              1998              1997

Proceeds                                      $   1,117,026     $     375,948     $     384,267
============================================= ==============    ==============    ==============
Gross gains                                   $      15,659     $       8,191     $       5,596
Gross losses                                         (2,233)             (116)           (2,446)
------------------------------------------------------------------------------------------------
Net Gains (Losses)                            $      13,426     $       8,075     $       3,150
============================================= ==============    ==============    ==============

   The change in net unrealized holding (gain) or loss on trading account securities that has been included in earnings for the years ended December 31, 1999, 1998, and 1997 totaled $(5,000), $143,000, and
$227,000, respectively.

   Interest earned on tax exempt securities was approximately
$14,209,000, $15,593,000, and $13,716,000, respectively, for the years ended December 31, 1999, 1998, and 1997.

   At December 31, 1999 and 1998, securities carried at $3,526,442,000 and $3,001,270,000, respectively, were pledged for various purposes. Included in these pledged securities were trading account securities totaling $-0- and $87,760,000, respectively.

   Securities sold under agreements to repurchase averaged approximately $2,610,317,000 and $2,287,478,000 during 1999 and 1998, and the maximum amounts outstanding at any month-end during 1999 and 1998 were $3,117,644,000 and $2,516,492,000, respectively.
Approximately 40% of the securities sold under repurchase agreements were delivered to broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations and have agreed to resell to FSCO substantially identical securities at the maturities of the agreements. The remaining securities sold are either held by FSCO or delivered into a third-party custodian's account designated by FSCO under a written custodial agreement that explicitly recognizes FSCO's interest in the securities.

NOTE 5.  LOANS

   Loans (net of unearned income) consisted of the following (in thousands):

As of December 31,                                              1999            1998

Commercial, financial, and agricultural                 $  3,314,104    $  3,164,985
Real estate:
   Commercial                                              1,661,991       1,325,071
   Residential                                             1,886,427       1,538,514
   Construction                                            1,476,301         843,819
Consumer                                                   3,833,918       3,443,359
Leases                                                     1,633,100       1,306,161
------------------------------------------------------- -------------   -------------
Total                                                     13,805,841      11,621,909
Reserve for loan losses                                     (174,443)       (173,350)
------------------------------------------------------- -------------   -------------
Totals                                                  $ 13,631,398    $ 11,448,559
======================================================= =============   =============

   At December 31, 1999 and 1998, loans carried at approximately
$2,124,591,000 and $1,668,690,000, respectively, were pledged for various purposes.

   Included in loans were loans to directors, executive officers, and to their associates as follows (in thousands):

                                                             1999            1998

Balance, January 1                                      $    107,811    $    139,788
Additions                                                     61,363              75
Repayments                                                    (5,197)        (32,052)
------------------------------------------------------- -------------   -------------
Balance, December 31                                    $    163,977    $    107,811
======================================================= =============   =============

   None of the above loans to directors, executive officers, and to their associates as of December 31, 1999 and 1998 were nonaccruing, were past due, or had been restructured.

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

   Lease financing consisted of the following (in thousands):

As of December 31,                                              1999            1998

Leveraged leases                                        $    373,768    $    280,993
Non leveraged leases                                       1,249,797       1,019,942
Assets held for sale or lease                                  9,535           5,226
------------------------------------------------------- -------------   -------------
Totals                                                  $  1,633,100    $  1,306,161
======================================================= =============   =============

   Changes in the reserve for loan losses were as follows (in thousands):

                                                                1999            1998            1997

Balance, January 1                                      $    173,350    $    157,525    $    142,693
Provision charged to expense                                  59,447          71,923          63,386
Reserves acquired through acquisitions                           -               -
   (Note 15)                                                   8,423           4,803           4,459
Loans charged off, net of recoveries of                          -               -
   $36,869, $33,889, and $33,182, respectively               (66,777)        (60,901)        (53,013)
------------------------------------------------------- -------------   -------------   -------------
Balance, December 31                                    $    174,443    $    173,350    $    157,525
======================================================= =============   =============   =============

   FSCO's investment in impaired loans at December 31, 1999 and 1998, as defined in SFAS Nos. 114 and 118, totaled $13,672,000 and $1,958,000, respectively. The SFAS No. 114 allowance related to impaired loans at December 31, 1999 and 1998 was $4,500,000 and $1,743,000, respectively. During the years ended December 31, 1999 and 1998, FSCO's average investment in impaired loans was approximately $5,062,000 and $215,000, respectively. Interest income recognized on impaired loans totaled $-0-, $-0-, and $261,000 for 1999, 1998, and 1997, respectively.

   At December 31, 1999 and 1998, total nonaccruing loans were $59,220,000 and $45,812,000, respectively. Gross interest income foregone on nonaccruing loans during 1999, 1998, and 1997 was $2,348,000, $3,772,000, and $2,810,000, respectively. In 1997, there was $1,916,000 of troubled debt restructuring and none in 1999 and 1998.

   During 1999 and 1998, FSCO securitized approximately $2,040,499,000 and $1,250,396,000 of vehicle loans and sold certificates to investors bearing interest rates ranging from 4.96% to 6.00% and 5.04% to 6.12%, respectively. FSCO will continue to service the underlying vehicle loans for a fee through 2004 and 2003 for the 1999 and 1998 securitizations, respectively.

   The estimated fair value of capitalized servicing rights related to the vehicle loans securitized was $27,637,000 and $24,075,000 (net of a valuation allowance of $10,959,000 and $4,200,000) at December 31, 1999 and 1998, respectively. The risk characteristics used to value vehicle loan and mortgage loan servicing assets are loss rates, prepayment speed, weighted average remaining maturities, and weighted average loan ages. A discounted cash flow model is used to value the vehicle loan servicing assets using loss rates varying between 0.60% and 0.85%, prepayment assumption of 1.5% (using the Asset-Backed Securities model), and a discount rate of 9% for 1999 and 1998.

   Following is a summary of capitalized servicing rights related to both vehicle and mortgage loans, net of accumulated amortization (in thousands):

                                                                1999            1998            1997

BALANCE, JANUARY 1                                      $    174,154    $    108,630    $     78,586

Originated                                                   253,312         242,069         103,084
Sold                                                        (172,544)       (131,622)        (56,122)
Amortization                                                 (51,907)        (41,495)        (16,146)
Additions to valuation allowance                              (6,759)         (3,428)           (772)
------------------------------------------------------- -------------   -------------   -------------
BALANCE, DECEMBER 31                                    $    196,256    $    174,154    $    108,630
======================================================= =============   =============   =============

   Mortgage Banking Activities. At December 31, 1999 and 1998, FSCO's subsidiaries were servicing 171,925 and 153,102 mortgage loans, aggregating $16,349,917,000 and $14,412,606,000, respectively. The amount of loan principal that was delinquent on serviced loans at December 31, 1999 and 1998 was approximately $492,024,000 and $428,195,000, respectively. Related trust funds were on deposit with FSCO's subsidiary banks.

   FSCO sold mortgage servicing rights on a bulk sale basis in 1999 related to mortgage loans totaling approximately $1.9 billion with gains of $2.2 million. During 1999 and 1998, FSCO sold mortgage loan servicing rights on a monthly basis concurrent with the securitization and marketing of approximately $7.4 billion and $7.0 billion of mortgage loans, respectively. The value of such servicing rights recognized in accordance with the provisions of SFAS No. 125 totaled approximately $135.1 million and $131.6 million, respectively.

   The mortgage servicing rights capitalized at December 31, 1999, represents the rights to service approximately $12.7 billion of mortgage loans. In addition, FSCO has approximately $3.6 billion of loans for which the mortgage servicing rights were not capitalized. No valuation allowance was required as of December 31, 1999 or 1998. Mortgage servicing assets are recorded at a discounted fair value based on an active market for such rights. The estimated fair value of capitalized mortgage servicing rights was approximately $208,267,000, $169,985,000 and $122,141,000 at December 31, 1999, 1998, and 1997,
respectively.

   During the year ended December 31, 1999, FSCO issued 2,251 GNMA loan pools with security proceeds of $4,759,534,000. Additionally, FSCO was servicing 2,312 GNMA loan pools with an outstanding security balance of $3,561,620,000 at December 31, 1999. During the year ended December 31, 1999, FSCO originated approximately 44,000 FHA/VA insured/guaranteed mortgage loans with loan proceeds of $1,796,457,000. Additionally, FSCO was servicing 43,647 FHA/VA insured/guaranteed mortgage loans with an unpaid principal balance of $3,989,068,000 at December 31, 1999.

NOTE 6.  PREMISES AND EQUIPMENT

   Premises and equipment consisted of the following (in thousands):

As of December 31,                                              1999            1998

Land                                                    $     51,406    $     48,842
Buildings and improvements                                   288,506         249,602
Equipment                                                    306,335         230,239
Leasehold improvements                                        26,080          20,787
Construction in progress                                      17,620          52,641
------------------------------------------------------- -------------   -------------
Totals                                                       689,947         602,111
Accumulated depreciation and amortization                   (260,525)       (224,079)
------------------------------------------------------- -------------   -------------
Net                                                     $    429,422    $    378,032
======================================================= =============   =============

   The executive offices of FSCO are located in an owned facility in Salt Lake City, Utah. In addition, other office buildings are owned in Salt Lake City, Utah; Boise, Idaho; Las Vegas, Nevada; Las Cruces and Albuquerque, New Mexico; and West Covina, California.

   At December 31, 1999, a total of 198 bank branches were in owned buildings, with the remaining 135 bank branches located in facilities leased under operating leases with terms ranging from 1 to 30 years and renewal options ranging from 1 to 30 years.

   At December 31, 1999, future minimum lease payments by year related to operating leases for premises and equipment were as follows (in thousands):

2000                                                    $     33,827
2001                                                          28,419
2002                                                          21,524
2003                                                          12,806
2004                                                           5,521
Thereafter                                                    13,003
------------------------------------------------------- -------------
Total                                                   $    115,100
======================================================= =============

   Total rent expense under all operating leases for 1999, 1998, and 1997 approximated $40,997,000, $30,738,000, and $24,551,000, respectively.

NOTE 7.  DEPOSITS

   Deposits consisted of the following (in thousands):

As of December 31,                                              1999            1998

Non interest-bearing demand deposit accounts            $  2,272,811    $  2,752,009
Interest-bearing demand and savings                        1,815,311       1,997,241
Money market accounts                                      3,541,424       2,927,577
Time certificates of deposit less than $100,000            3,641,800       3,516,882
Time certificates of deposit of $100,000 or more           1,939,070       1,464,865
------------------------------------------------------- -------------   -------------
Totals                                                  $ 13,210,416    $ 12,658,574
======================================================= =============   =============

NOTE 8.  LINE OF CREDIT

   FSCO had a $200 million line of credit at December 31, 1999 which expires in 2000. The line is unsecured and bears interest generally at various calculated rates or at the prime rates of the lending institutions. There were no borrowings under the line of credit at December 31, 1999.

NOTE 9.  INCOME TAXES

   Accrued income taxes payable consisted of the following (in thousands):

As of December 31,                                              1999            1998

Current                                                 $      1,752    $     (2,307)
Deferred                                                     348,234         336,188
------------------------------------------------------- -------------   -------------
Totals                                                  $    349,986    $    333,881
======================================================= =============   =============

   The income tax provisions consisted of the following components
(in thousands):

For the year ended December 31:                                 1999            1998            1997

Current:
Federal                                                 $     28,640    $     48,981    $     51,064
State                                                          2,967           6,437           5,974
------------------------------------------------------- -------------   -------------   -------------
Subtotals                                                     31,607          55,418          57,038
------------------------------------------------------- -------------   -------------   -------------
Deferred:
Federal                                                       97,430          69,436          49,146
State                                                         13,151          10,544           9,348
------------------------------------------------------- -------------   -------------   -------------
Subtotals                                                    110,581          79,980          58,494
------------------------------------------------------- -------------   -------------   -------------
Totals                                                  $    142,188    $    135,398    $    115,532
======================================================= =============   =============   =============

   The tax provisions were at effective rates as follows:

For the year ended December 31:                                 1999            1998            1997

U.S. Federal income tax rate                                    35.0%           35.0%           35.0%
Change in rate resulting from:
  Tax-exempt state and  municipal bond income                   (1.4)           (1.5)           (1.5)
  Amortization of intangibles                                    1.3             1.0             0.7
  State income taxes, net of U.S. Federal
    income tax benefit                                           2.9             3.1             2.9
  Tax credits and  miscellaneous items                          (3.6)           (2.3)           (2.2)
------------------------------------------------------- --------------  --------------  --------------
Effective Tax Rates                                             34.2%           35.3%           34.9%
======================================================= ==============  ==============  ==============

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

As of December 31,                                              1999            1998

Assets:
  Loan loss reserve                                     $     65,464    $     64,875
  Other reserves                                               1,197             169
  Deferred income                                              3,754           3,695
  Other postretirement benefits                                2,435           1,859
  NOL and AMT credit carryforward                             22,923           2,638
  Deferred compensation                                        7,936           6,527
  Fair value adjustments on available
    for sale securities                                       80,888
  Other                                                        3,917           4,655
------------------------------------------------------- -------------   -------------
  Total Deferred Tax Assets                                  188,514          84,418
------------------------------------------------------- -------------   -------------
Liabilities:
  Leasing operations                                         421,778         320,162
  Depreciation                                                15,022          12,994
  Pension plan contributions                                     845           4,243
  Originated mortgage servicing rights                        54,022          43,324
  FHLB stock dividends                                        11,487           8,914
  Deferred loan fees                                           7,448           5,340
  Fair value adjustments on available
    for sale securities                                          -            17,647
  Loan securitization                                          8,595
  Other                                                       17,551           7,982
------------------------------------------------------- -------------   -------------
  Total Deferred Tax Liabilities                             536,748         420,606
------------------------------------------------------- -------------   -------------
Net Deferred Tax Liability                              $    348,234    $    336,188
======================================================= =============   =============

NOTE 10.  LONG-TERM DEBT

   The details of long-term debt, including contractually related short-term maturities, were as follows (in thousands):

As of December 31,                                              1999            1998

Parent company:
  Medium-term notes due 1999-2003                       $     23,750    $     28,750
  Floating rate notes due 1999                                   -             6,758
  Floating rate notes due 2005                               200,000             -
  7.875% senior notes due 1999                                   -            98,962
  7.50% subordinated notes due 2002                           75,000          75,000
  5.875% senior notes due 2003                               325,000         325,000
  7.00% subordinated notes due 2005                          125,000         125,000
  6.875% senior notes due 2006                               150,000         150,000
Subsidiaries:
  Bank:
    European Medium Term Floating Rate Notes                 585,000         585,000
    Other (primarily, FHLB borrowings)                     2,006,764       1,558,203
  Guaranteed Preferred Beneficial Interests -
    8.41% subordinated capital income
    securities due 2026                                      150,000         150,000
  Nonbank                                                        266             309
------------------------------------------------------- -------------   -------------
Totals                                                     3,640,780       3,102,982
Less current maturities included
  in other short-term borrowings                          (1,055,025)       (493,424)
------------------------------------------------------- -------------   -------------
Long-Term Portion                                       $  2,585,755    $  2,609,558
======================================================= =============   =============

   Medium Term Notes Due 1999-2003: Senior medium term notes are unsecured and bear interest at fixed rates ranging from 5.71% to 6.40% with a weighted average coupon of 6.18%. The notes mature from 1999 to 2003 with interest payable semi-annually at the stated rate on February 19 and August 19 of each year. Terms of the notes restrict, among other things, the ability of FSCO to reduce its ownership in any of its major constituent banks.

   Floating Rate Notes Due 1999: The interest rate of these notes was the higher of 1.25% above the defined U.S. Treasury Bill rate or a rate as determined by FSCO. The notes were unsecured. These notes were fully redeemed in 1999.

   Floating Rate Notes Due 2005: During 1999, FSCO issued $200,000,000 in floating rate notes. The interest rate on these notes is based on the 6-month LIBOR rate and was 7.70% for the year with interest paid on June 1 and December 1. The notes are callable on the interest payment dates at par on or after June 1, 2000. The notes are unsecured.

   7.875% Senior Notes Due 1999: During 1995, FSCO filed a $300,000,000 debt shelf registration statement and issued $100,000,000 of senior notes under the shelf registration statement with interest payable semi-annually on April 15 and October 15 through 1999. The notes are unsecured. The note was fully redeemed in 1999.

   7.50% Subordinated Notes Due 2002: Subordinated notes of $75,000,000 are unsecured, with interest payable semi-annually at the stated rate on February 15 and August 15 of each year. The notes are payable at maturity in September 2002 and are not subject to prepayment.

   5.875% Senior Notes Due 2003: Senior notes of $325,000,000 are unsecured, with interest payable semi-annually at the stated rate on May 1 and November 1 of each year. The notes are payable at maturity in November 2003 and are not subject to prepayment.

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

   European Medium-Term Floating Rate Notes: In December 1998, November 1998, and October 1997, First Security Bank, N.A., issued $35,000,000, $250,000,000, and $300,000,000 of European Medium-Term Floating Rate Notes under a $1 billion note program. The interest rates are based upon the three month LIBOR and ranged from 6.28% to 6.56% at December 31, 1999 and are due in December 2003, November 2003, and October 2002, respectively. The notes are unsecured and are redeemable at the option of the issuer in whole on any interest payment date. Interest is paid quarterly.

   Other: Other long-term debt of the banking subsidiaries as of December 31, 1999 consisted of approximately $2,000,086,000 of advances from the Federal Home Loan Bank which are collateralized primarily by mortgage loans, bear interest at rates generally ranging from 4.8% to 6.84%, and are payable principally through November 2019; and $6,678,000 of miscellaneous notes payable at various rates and maturities. Federal Home Loan Bank advances with contractual maturities in 2000 of $1,055,026,000 are recorded as other short-term borrowings. Additionally, $167,056,000 is callable in 2000 at the option of the creditor.

   Scheduled contractual maturities of long-term debt by year were as follows as of December 31, 1999 (in thousands):

                                                               Parent
                                                              Company   Consolidated

2000                                                    $        -      $  1,055,025
2001                                                            8,750        285,133
2002                                                           75,000        526,873
2003                                                          340,000        851,471
2004                                                             -           176,608
Thereafter                                                    475,000        745,670
------------------------------------------------------- --------------- -------------
Totals                                                  $     898,750   $  3,640,780
======================================================= =============== =============

NOTE 11.  COMMITMENTS, CONTINGENT LIABILITIES, AND FINANCIAL
          INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

   At December 31, 1999 and 1998, FSCO and its subsidiaries were involved in various claims and litigation occurring in the ordinary course of business. In the opinion of management and its legal counsel, potential liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of FSCO and its subsidiaries.

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

   Loan Commitments and Letters of Credit: At December 31, 1999 and 1998, such commitments include the following (in thousands):

                                                                1999            1998

Standby letters of credit                               $    403,994    $    328,952
Undisbursed construction loans                               893,483         580,920
Credit card lines                                            980,832         918,753
Other loan commitments to customers                        4,955,797       5,078,927
Commitments to sell mortgage loans and leases                897,727       2,773,922

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

   Derivative Trading Activities: FSCO uses financial futures and option contracts in its proprietary trading activities, which include trading for profit. The overall trading strategies of FSCO not only include futures and options but also include cash market securities. FSCO's trading futures and options had net gains (losses) of $242,000, $(2,725,000), and $1,013,000 for the years ended December 31, 1999,
1998, and 1997, respectively. For the years ended December 31, 1999, 1998, and 1997, total income including gains and interest from FSCO's overall trading activities (including non-derivative securities) was $20,104,000, $10,167,000, and $14,132,000, respectively. All trading activities including futures and options contracts are subject to FSCO's policies and loss limit controls. Market risk arises from changes in interest rates. Credit risk arises from the potential inability of a counterparty to meet the payment obligations on its transactions.

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

   Financial futures contracts and option contracts, including proprietary trading and hedging activities, as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                                                                Assessed
                                                                                                                  Dollar
                                                 Contract                        Average                         Value at
                                                (Notional)         Fair            Fair                          Risk at
                                                  Amount          Value           Value            Net             Year
                                                 at Year         at Year         for the          Gains          End (3)
December 31, 1999                                End (1)         End (2)         Year (2)        (Losses)      (Unaudited)
Assets (Long Position):
  Financial futures contracts                 $     75,000    $     (1,619)   $        (59)   $    (21,503)   $         50
  Options contracts                                 36,000            (180)             (7)         (2,473)              2
--------------------------------------------- -------------   -------------   -------------   -------------   -------------
Total Assets                                  $    111,000    $     (1,799)   $        (66)   $    (23,976)   $         52
============================================= =============   =============   =============   =============   =============

Liabilities (Short Position):
  Financial futures contracts                 $        -      $        -      $          3    $      1,075    $        -
  Options contracts (written call)                  49,000            (490)             (9)         (3,385)             24
--------------------------------------------- -------------   -------------   -------------   -------------   -------------
Total Liabilities                             $     49,000    $       (490)   $         (6)   $     (2,310)   $         24
============================================= =============   =============   =============   =============   =============

December 31, 1998

Assets (Long Position):
  Financial futures contracts                 $    319,000    $         (4)   $          6    $      2,077    $          4
  Options contracts                                    -               -                (1)           (203)            -
--------------------------------------------- -------------   -------------   -------------   -------------   -------------
Total Assets                                  $    319,000    $         (4)   $          5    $      1,874    $          4
============================================= =============   =============   =============   =============   =============

Liabilities (Short Position):
  Financial futures contracts                 $    835,600    $          2    $         (5)   $     (1,859)   $         12
  Options contracts (written call)                     -               -                (2)           (670)            -
--------------------------------------------- -------------   -------------   -------------   -------------   -------------
Total Liabilities                             $    835,600    $          2    $         (7)   $     (2,529)   $         12
============================================= =============   =============   =============   =============   =============

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

   FSCO also enters into foreign exchange forward contracts to accommodate the business needs of its customers for proprietary trading purposes. These contracts provide for the future delivery or purchase of foreign currency. The foreign exchange risk associated with such contracts is mitigated by entering into other foreign exchange contracts with third parties. At December 31, 1999 and 1998, the notional amount of assets was $85,672,000 and $75,736,000 and liabilities was $96,174,000 and $83,894,000. FSCO's foreign exchange forward contracts had net gains of $4,520,000, $3,089,000, and $2,384,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

   Interest Rate Risk Management Activities: FSCO uses off-balance-sheet derivative instruments to manage interest rate risk. Interest rate swaps, caps, corridors, futures, and options serve as tools in the management of interest rate risk.

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

   The off-balance-sheet derivative instruments in place on December 31, 1999 and 1998 fall into the following categories:

   Futures and Options. During 1998, FSCO began using bundles of futures and options to hedge interest rate risk related to mortgage servicing rights. Each bundle is designated with a specific mortgage servicing right tranche and is classified as a hedge. At December 31, 1999 and 1998, the notional amount related to the futures and options were $160,000,000 and $404,700,000, and the deferred unrealized gains (losses) were $(26,528,000) and $2,073,000, respectively. During 1999,
FSCO amortized $2,592,000 of realized gains related to the futures and options.

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

   The following table summarizes the terms and unrealized gains and losses of interest rate swaps by category as of December 31, 1999. The fixed rate or fixed spread to a floating index has been specified for each group within the category, where applicable. Where three- or six-month LIBOR is used as the index for one side of the swap, they may be expected to rise and fall as other short-term market rates rise and fall in response to economic and monetary conditions. The floating rate in effect on each contract depends on the level of LIBOR on the contract's last reset date. At December 31, 1999 and 1998, three-month LIBOR was 6.00% and 5.07%, the six-month LIBOR was 6.13% and 5.07%, and the prime rate was 8.50% and 7.75%, respectively.

   Interest rate swaps used for interest rate management activities as of December 31, 1999 and 1998 were as follows (in millions):

                                                                       Estimated Fair
                                              Maturities as of        Market Value at
                                                December 31,            December 31,

Type and Notional Amount                              1999             1999       1998

Receive Fixed Swaps:
  Pay 3-month LIBOR:
  $100 (fixed 5.64%)                           October 2002         $   2.9    $  (1.9)
  $100 (fixed 5.625%)                          October 2002             3.0       (1.8)
  $100 (fixed 5.65%)                           October 2002             2.9       (1.9)
Pay 6-month LIBOR:
  $100.0 (fixed 6.06%)                         May 2004                (3.5)       -
  $100.0 (fixed 6.07%)                         May 2004                (3.5)       -
  $100.0 (fixed 6.57%)                         June 2004               (1.7)       -
Pay commercial paper + 0.4675:                 Variable through
  $336.47 (fixed 5.042%)                          March 2003           (7.8)       0.9

Pay Fixed Swaps:
  Pay commercial paper:
    $100 (fixed 4.603%)                        January 2002             2.1       (3.9)
    $236.47 (fixed 4.605%)                     January 2002             5.0        2.0

Customer Transaction Hedges:                   Various maturities
  $55.8 (1999); $25.3 (1998)                      through 2004         (0.3)      (1.3)
--------------------------------------------- -------------------------------------------
Total Positions ($1,328.7 and $998.2
  in 1999 and 1998, respectively)                                   $  (0.9)   $  (7.9)
============================================= ===========================================

NOTE 12.  STOCKHOLDERS' EQUITY

   In April 1997 and in January 1998, FSCO's board of directors approved three-for-two stock splits in the form of dividends to stockholders of record on May 12, 1997 and February 12, 1998, respectively. The effects of the stock splits have been retroactively reflected in all common shares and per share amounts in the financial statements and notes as if the stock splits had occurred prior to 1997.

   Earnings Per Common Share: Effective December 31, 1997, FSCO adopted SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting EPS. Upon adoption, FSCO restated its EPS for 1997 to conform with SFAS No. 128.

   The computations of EPS under SFAS No. 128 are summarized below (in thousands, except for per share amounts):

                                      1999                               1998                               1997
-------------------------------------------------------   --------------------------------   --------------------------------
                                                  Per                                Per                                Per
                                     Average     Share                  Average     Share                  Average     Share
                          Income      Shares     Amount      Income      Shares     Amount      Income      Shares     Amount

Income                  $273,342                           $247,680                           $215,274
Less preferred stock
  dividends                   27                                 28                                 30
                       ----------                         ----------                         ----------
EPS Basic:
Income available to
  common stockholders    273,315     192,739     $ 1.42     247,652     187,572     $ 1.32     215,244     182,240     $ 1.18
                       ----------------------             ----------------------             ----------------------
Effect of Dilutive Securities:
Options                       -        4,931                     -        5,882                     -        6,089
Convertible preferred         27         364                     28         386                     30         410
                       ----------------------             ----------------------             ----------------------
Total dilution                27       5,295                     28       6,268                     30       6,499
                       ----------------------             ----------------------             ----------------------
EPS Diluted:
Income available to
  common  stockholders
  with assumed
  conversions           $273,342    $198,034     $ 1.38    $247,680    $193,840     $ 1.28    $215,274    $188,739     $ 1.14
=======================================================   ================================   ================================

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

   Changes in Shares of Stock: A summary of the changes in shares of stock during the three years ended December 31, 1999 follows (in thousands):

                                                                                  Preferred
                                                                                    Stock -
                                                  Common Stock -                  Series "A"
                                                  Par Value $1.25                   $3.15
                                                  -----------------------------   Cumulative
                                                                     Held In      Convertible
                                                       Issued       Treasury        No Par

Balance, January 1, 1997                              182,513         1,269             10

Sale of common stock through dividend
  reinvestment and common stock
  purchase plan                                           211            -              -
Purchase of common treasury stock                          -          3,826             -
Common stock issued for acquisitions                    2,275        (3,256)            -
Conversion of preferred stock to common                    30            -              -
Sale of stock to employee benefit plans                 1,256          (185)            -
Purchase and retirement of common stock                  (209)           -              -
---------------------------------------------------------------- --------------  -------------
Balance, December 31, 1997                            186,076         1,654             10

Sale of common stock through dividend
  reinvestment and common stock
  purchase plan                                           201            -              -
Purchase of common treasury stock                          -          4,575             -
Common stock issued for acquisitions                    1,940        (1,880)            -
Conversion of preferred stock to common                    13            -              (1)
Sale of stock to employee benefit plans                 2,778           (53)            -
---------------------------------------------------------------- -------------  -------------
Balance, December 31, 1998                            191,008         4,296              9

Sale of common stock through dividend
  reinvestment and common stock
  purchase plan                                           159            -              -
Purchase of common treasury stock                          -            717             -
Common stock issued for acquisitions                    5,165        (3,338)            -
Conversion of preferred stock to common                    25            -              -
Sale of stock to employee benefit plans                 1,289            -              -
---------------------------------------------------------------- --------------  -------------
Balance, December 31, 1999                            197,646         1,675             9
================================================================ ==============  =============
Shares Authorized, December 31, 1999 and 1998         600,000

Shares Authorized, December 31, 1997                  300,000

   The liquidating preference of Series "A", $3.15 cumulative convertible preferred stock is $52.50 a share. At the option of FSCO's board of directors, this stock is redeemable at $52.50 a share. Each share of Series "A" preferred stock is convertible at any time into
41.00625 shares of common stock.

   One or more additional series of preferred stock, with a combined maximum of 400,000 shares, may be issued with the terms thereof determinable by the board. A dividend reinvestment and common stock purchase plan for 2,500,000 shares was established in 1978 to provide common shareholders a means of investing cash dividends together with optional cash payments. Through December 31, 1999, a total of 1,854,222 shares were issued pursuant to the plan.

   Conversion of all preferred stock outstanding at December 31, 1999 would require 352,490 shares of common stock.

   During 1989, FSCO's board of directors approved issuance of a stockholder right to all common stockholders which entitles each stockholder to buy one one-thousandth of a share of a new class of preferred stock at an exercise price of $13.17 in the event a group acquires or announces a tender offer which would result in ownership of 15% or more of FSCO's common stock by such group. On October 26, 1998, FSCO adopted a successor shareholder rights agreement with substantially similar terms to the rights plan except that the exercise price will be $85 per preferred share. This successor plan took effect immediately upon expiration of the rights plan on August 28, 1999.

NOTE 13.  EMPLOYEE BENEFIT PLANS

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

   In conformity with SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which was adopted as of January 1, 1998, the following table sets forth the funded status of both the Retirement Plan and the Postretirement Benefits Plan and amounts recognized in the consolidated balance sheets at December 31, 1999 and 1998 (in thousands):

                                                  Retirement Plan          Postretirement Benefits
                                             --------------------------   --------------------------
                                                   1999         1998            1999         1998

Change in benefit obligation:
  Benefit obligation at beginning of year     $ 166,209    $ 127,894       $   9,835    $   6,767
  Service cost                                    9,688        8,099             596          459
  Interest cost                                  11,687       10,430             761          629
  Actuarial (gain) loss                         (26,029)      25,436             541        2,347
  Benefits paid                                  (6,163)      (5,650)           (191)        (367)
--------------------------------------------- ------------ -------------   ------------ -------------
  Benefit obligation at end of year             155,392      166,209          11,542        9,835
--------------------------------------------- ------------ -------------   ------------ -------------
Change in plan assets:
  Fair value of plan assets at
    beginning of year                           151,986      127,296              -            -
  Actual return on plan assets                   21,712       11,140              -            -
  Participant contributions                          -            -              332          278
  Employer contributions                             -        19,200             191          367
  Benefits paid                                  (6,163)      (5,650)           (523)        (645)
--------------------------------------------- ------------ -------------   ------------ -------------
Fair value of plan assets at end of year        167,535      151,986              -            -
--------------------------------------------- ------------ -------------   ------------ -------------
Funded status                                    12,143      (14,223)        (11,542)      (9,835)
Unrecognized transition (asset) or
  obligation                                       (864)      (1,337)          3,800        4,060
Unrecognized net actuarial (gain) loss          (10,711)      23,763           1,256          765
Unrecognized prior service cost                   5,210        6,356              -            -
-----------------------------------------------------------------------   --------------------------
Prepaid (accrued) benefit cost included
   in the consolidated balance sheet          $   5,778    $  14,559       $  (6,486)   $  (5,010)
=======================================================================   ==========================

   Assumptions used in determining the projected benefit obligations as of December 31, 1999 and 1998 were:

                                                   Retirement Plan         Postretirement Benefits
                                             --------------------------   --------------------------
                                                   1999         1998            1999         1998

  Discount rate                                    8.00%        7.00%           8.00%        7.00%
  Expected return on plan assets                   9.00         9.00              N/A          N/A
  Rate of compensation increase                    4.50         4.50              N/A          N/A

   The net expense for the plans included the following components
(in thousands):

                                                       Retirement Plan                     Postretirement Benefits Plan
                                            ------------ ------------ -------------   ------------ ------------ -------------
                                                 1999         1998         1997            1999         1998         1997

Components of net
  periodic benefit cost:
  Service cost                              $   9,688    $   8,099    $   6,139       $     596    $     459    $     208
  Interest cost                                11,687       10,430        8,825             761          628          468
  Expected return on plan assets              (13,593)     (11,388)      (8,975)             -            -            -
  Amortization of prior service cost            1,146        1,146        1,146              -            -           186
  Amortization of transition asset               (473)        (473)        (473)            260          260           -
  Recognized actuarial loss                       327          147           -               51           -            -
------------------------------------------- ------------ ------------ -------------   ------------ ------------ -------------
Net periodic benefit cost                   $   8,782    $   7,961    $   6,662       $   1,668    $   1,347    $     862
=========================================== ============ ============ =============   ============ ============ =============

   Assumptions used in determining the net pension expense were:

                                                  1999    1998    1997

   Discount rate                                  7.00%   7.25%   7.75%
   Rate of increase in compensation levels        4.50    4.50    4.50
   Expected long-term rate of return on assets    9.00    9.00    9.00

   The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Benefits Plan for 1999 is 8.5%; the rate is assumed to decrease each successive year until it reaches 6% in 2004, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $1.0 million and service and interest cost components by $0.2 million for the year. A one percent decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $0.9 million and service and interest cost components by $0.1 million for the year.

   Supplemental Retirement Plan: FSCO also maintains a nonqualified supplemental retirement plan for certain key employees. All benefits provided under this plan are unfunded and any payments to plan participants are made by FSCO. Approximately $9.0 and $8.4 million were included in other liabilities for these plans at December 31, 1999 and 1998, respectively. For the years ended December 31, 1999, 1998, and 1997, expenses related to these plans were approximately $1.6, $1.6, and $1.3 million, respectively.

   401(k) Savings Plan: FSCO and its subsidiaries have a 401(k) contributory savings plan (the Savings Plan) in which participation is limited to employees age 21 or older with one year of service. Under provisions of the Savings Plan, participants may contribute up to 17% of their pre-tax base salary subject to the "excess contribution" limitations imposed by the tax law. An additional amount, equal to 50% of the first 6% of the participants' compensation contributed, is contributed by the employer. Employer contributions to the Savings Plan were approximately $5,474,000, $4,926,000, and $4,068,000 in 1999,
1998, and 1997, respectively.

   Stock-Based Compensation Plans: At December 31, 1999, FSCO had three stock-based compensation plans, which are described below. FSCO applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and the stock purchase plan. Had compensation cost for FSCO's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, FSCO's net income and earnings per common share would have changed to the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                       ---------------------------------------------
                                               1999           1998           1997

Net income:
  As reported                           $   273,342    $   247,680    $   215,274
  Pro forma                                 266,901        243,923        213,076

Earnings per common share basic:
  As reported                           $      1.42    $      1.32           1.18
  Pro forma                                    1.38           1.30           1.17

Earnings per common share diluted:
  As reported                           $      1.38    $      1.28           1.14
  Pro forma                                    1.35           1.26           1.13

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

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 2.46%, 3.18%, and 3.4%; expected volatility of 42%, 37%, and 37%; risk-free interest rates of 5.92%, 5.51%, and 6.56%, and expected lives of 7 years for 1999 and of 10 years for 1998 and 1997.

   Nonstatutory stock options outstanding generally become exercisable in 25% annual increments on each January 15, beginning with the first January 15 following the grant date, and expire after 10 years. Certain nonstatutory stock options issued to management are exercisable at six months following the grant date and expire after 10 years. A summary of these options follows:

                                                1999                      1998                      1997
                                     -----------------------   -----------------------   -----------------------
                                                    Weighted                  Weighted                  Weighted
                                                    Average                   Average                   Average
                                                    Exercise                  Exercise                  Exercise
                                         Shares      Price         Shares      Price         Shares      Price

Outstanding at beginning
  of year                              9,458,413    $10.05      10,265,706    $ 7.79      10,050,407    $ 6.03
Expired                                       -         -               -         -               -         -
Granted                                1,901,580     22.68       1,346,925     22.55       1,548,495     14.37
Exercised                             (1,285,099)     5.63      (2,046,150)     4.45      (1,242,635)     4.39
Forfeited                               (112,955)    21.50        (108,068)    17.93         (90,561)    10.57
                                     --------------            --------------            --------------
Outstanding at end
of year                                9,961,939    $12.86       9,458,413    $10.05      10,265,706    $ 7.79
                                     ==============            ==============            ==============
Options exercisable at year end        6,257,814                 6,477,935                 5,901,492
                                     ==============            ==============            ==============
Weighted average fair market
  value of options granted
  during year                         $     9.40                $     8.52                $     5.46
                                     ==============            ==============            ==============

   The following table summarizes information about the Comprehensive Management Incentive Plan fixed stock options outstanding at December 31, 1999:

                 Options Outstanding                            Options Exercisable
------------------------------------------------------------  -----------------------
                                       Weighted
                                        Average
                                       Remaining   Weighted                 Weighted
        Range of                      Contractual  Average                  Average
        Exercise           Number        Life      Exercise      Number     Exercise
         Prices          Outstanding  (in years)    Price      Exercisable   Price

$ 2.63 - $ 4.99            939,855          1.55   $ 3.16        939,855    $ 3.16
  5.00 -   7.99          3,612,862          3.49     6.83      3,607,536      6.83
  8.00 -  12.99            977,838          6.23    11.87        736,706     11.84
 13.00 -  18.99          1,355,319          7.01    14.50        672,772     14.44
 19.00 -  25.31          3,076,065          8.69    22.65        300,945     22.57
------------------------------------------------------------  -----------------------
$ 2.63 - $25.31          9,961,939          5.66   $12.86      6,257,814    $ 8.44
============================================================  =======================

   Non Employee Director Stock Option Plan: In 1995, FSCO adopted an incentive plan for its board of directors, which allows up to 1,687,500 options to be granted to the directors. There were no grants under this plan in 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividend yield of 3.18% and 3.4%, respectively; expected volatility of 37%; risk-free interest rates 5.51% and 6.79%, respectively; and expected lives of 10 years.

   A summary of these options follows:

                                                  1999                      1998                      1997
                                        ------------------------  ------------------------  ------------------------
                                                      Weighted                  Weighted                  Weighted
                                                      Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                           Shares      Price         Shares      Price         Shares      Price

Outstanding at beginning of year          172,000    $  12.66       157,500    $   7.20       165,375    $   7.07
Expired                                        -                         -           NA            -           NA
Granted                                        -                     54,000       24.50         2,250       15.83
Exercised                                  (1,000)      24.50       (39,500)       7.07       (10,125)       7.07
Forfeited                                      -                         -           NA            -           NA
----------------------------------------------------------------  ------------------------  ------------------------
Outstanding at end of year                171,000    $  12.59       172,000    $  12.66       157,500    $   7.20
================================================================  ========================  ========================
Options exercisable at year end           135,000                   116,500                    94,500
================================================================  ========================  ========================
Weighted average fair market value
  of options granted during year                     $     -                   $   9.09                  $   6.04
================================================================  ========================  ========================

   The following table summarizes information about the nonemployee director fixed stock options outstanding at December 31, 1999:

                                Options Outstanding                                      Options Exercisable
----------------------------------------------------------------------------------  -------------------------------
                                                          Weighted
                                                           Average
                                                         Remaining     Weighted                        Weighted
Range of                                               Contractual      Average                         Average
Exercise                                  Number              Life     Exercise            Number      Exercise
Prices                               Outstanding         (in years)       Price       Exercisable         Price

$  7.07 - $14.99                         115,750              5.42    $    7.07           115,750     $    7.07
  15.00 -  23.99                           2,250              7.42        15.83             2,250         15.83
  24.00 -  24.50                          53,000              8.42        24.50            17,000         24.50
----------------------------------------------------------------------------------- -------------------------------
$  7.07 - $24.50                         171,000              6.38    $   12.59           135,000     $    9.41
=================================================================================== ===============================

   Employee Stock Purchase Plan: During 1994, FSCO and its subsidiaries adopted an employee stock purchase plan which allows eligible employees to purchase FSCO's common stock at fair market value through payroll deductions without incurring brokers' fees or commissions. Under this plan, no shares of stock were issued to employees in 1999, 716,220 shares of common stock were issued to employees in 1998, and no shares of stock were issued to employees in 1997.

NOTE 14.  RESTRICTIONS ON THE TRANSFER OF FUNDS

   National and state banking and insurance regulations impose restrictions on the ability of FSCO's bank and insurance subsidiaries to transfer funds to FSCO in the form of loans or dividends. At December 31, 1999 and 1998, FSCO's equity in all of its subsidiaries was $2,210,472,000 and $1,945,390,000, respectively, of which
$1,664,345,000 and $1,428,846,000 were restricted and $546,127,000 and
$516,543,000 were unrestricted by such regulations.

NOTE 15.  MERGERS AND ACQUISITIONS

   On June 6, 1999, FSCO announced that it has signed a definitive agreement to merge with Zions Bancorporation (Zions). The new organization will be known as First Security Corporation, headquartered in Salt Lake City, and is expected to be the nation's 20th largest bank holding company with assets totaling approximately $40 billion. This merger is expected to close in the first quarter of 2000, pending shareholder approval, and to be accounted for as a pooling-of-interests. As part of the merger, each outstanding share of Zions common stock will be converted into one share of common stock of the combined company and each outstanding share of FSCO common stock will be converted into 0.442 of a share of common stock of the combined company.

   Under FSCO's stock-based plans, unvested stock options become fully vested and exercisable on a change of control of FSCO. In addition, upon a change of control of FSCO, each option holder will have the right (the rights) to elect, during the 60-day period following shareholder approval of the merger, to exercise each outstanding option and receive in respect thereof the number of shares of FSCO common stock with a fair market value equal to the difference between (a) the higher of the merger price or the highest reported sales price during the 60-day period prior to and including the date of shareholder approval and (b) the exercise price. The merger will constitute a change in control, under severance agreements, between FSCO and a number of its executive officers. The merger will also constitute a change of control under the FSCO's stock-based plans.

   Accordingly, upon shareholder approval of the merger, FSCO will incur a charge to income, an increase in deferred tax assets, and an increase in equity related to accelerated vesting and activation of the rights. The amounts are not precisely determinable at this time because they depend on the price of FSCO stock in the quarter in which the FSCO stockholders vote on the merger. If this price were the same as the closing price of FSCO common stock on February 18, 2000, FSCO would recognize an after-tax charge to earnings of approximately $52 million, an increase in deferred tax assets of approximately $33 million, and a net increase in equity of approximately $33 million.

   On February 12, 1999, FSCO acquired Van Kasper & Company, a full-service investment banking and brokerage subsidiary headquartered in San Francisco, California, through the issuance of 3,338,000 shares of FSCO common stock with a contingent issuance of 1,159,000 shares after three years if earnings targets are met. Van Kasper's assets and liabilities at the date of acquisition approximated $19,609,000 and $12,782,000, respectively. On June 1, 1999, FSCO and its First Security Bank Nevada (FSBN) subsidiary acquired Comstock Bancorp and its Comstock Bank subsidiary headquartered in Reno Nevada, through the issuance of 3,476,000 shares of FSCO common stock. Comstock's assets and liabilities at the date of acquisition approximated $208,092,000 and $193,371,000, respectively. On June 14, 1999, FSCO and FSBN acquired Xeon Financial Corporation headquartered in Stateline, Nevada, through the issuance of 1,562,000 shares of FSCO common stock. Xeon's assets and liabilities at the date of acquisition approximated $121,740,000 and $112,801,000, respectively. The acquisitions were accounted for using the purchase method of accounting and resulted in intangible assets for FSCO of approximately $148,474,000 and are amortized over 25 years, except for core deposits which are amortized over 10 years.

   On May 30, 1998, FSCO acquired CSB (see Note 1) in a pooling-of-interests merger. For this merger, FSCO issued approximately 11,383,000 shares of its common stock in exchange for all of the outstanding shares of CSB common stock, and incurred one-time acquisition charges totaling $7.2 million after tax. There were no material intercompany transactions between FSCO and CSB prior to the merger. Certain reclassifications/adjustments were made to amounts previously reported by CSB to conform to FSCO accounting practices and policies.

   Results of operations previously reported and as restated in 1998 are as follows (in thousands):

                                      Previously Reported
                                ------------------------------ Reclass/         FSCO
                                         FSCO            CSB    Adjust      Restated

Year ended December 31, 1997:
  Net interest income             $   582,500    $    43,352    $   87   $   625,939
  Noninterest income                  349,645          7,288       224       357,157
  Net income                          205,944          9,330                 215,274

   On February 2, 1998, FSCO acquired Rio Grande Bancshares, Inc.
(RGB), headquartered in Las Cruces, New Mexico, through the issuance of 4,350,000 shares of FSCO common stock. RGB's assets and liabilities at date of acquisition approximated $416,995,000 and $369,652,000, respectively. On December 21, 1998, FSCO acquired Marine National Bank (Marine) in California for cash. Marine's assets and liabilities at date of acquisition approximated $259,127,000 and $230,188,000, respectively. The acquisitions were accounted for using the purchase method of accounting and resulted in intangible assets for FSCO of approximately $54,425,000 and are amortized over 25 years except for core deposits which are amortized over 10 years.

   On June 30, 1997, FSCO issued approximately 5,337,000 shares of its common stock in exchange for all of the outstanding common stock of American Bancorp of Nevada (ABN), headquartered in Las Vegas, Nevada. The total assets and liabilities of ABN at the date of merger were approximately $304,272,000 and $271,970,000. On March 31, 1997,
CrossLand Mortgage purchased the wholesale loan production and fixed assets of Harbourton Mortgage Co., L.P. (HMC), with 15 offices located in 11 states, for approximately $4 million plus earn-out payments of up to $3.25 million based on 1997 results. The fixed assets purchased had book value at the date of the merger of $1,595,000. The acquisitions were accounted for using the purchase method of accounting. The acquisitions created intangible assets for FSCO of approximately $69,519,000 and are amortized over 25 years except for core deposits which are amortized over 10 years.

   The results of operations of the above companies acquired using the purchase method of accounting have been included in FSCO's consolidated financial statements since the dates of acquisition. Pro forma results of operations for 1999, 1998, and 1997 as if the companies had combined at the beginning of the periods are not presented because the effect was not material.

NOTE 16.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

   On July 7, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", an amendment of FASB Statement No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 supercedes: SFAS No. 80, "Accounting for Futures Contracts"; SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk"; and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments"; and also amends certain aspects of other SFAS's previously issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. FSCO management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities and does not plan to implement SFAS No. 133 early.

NOTE 17.  CAPITAL REQUIREMENTS

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

   Quantitative measures established by regulation to ensure capital adequacy require FSCO to maintain minimum amounts and ratios (set forth in the accompanying table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to end of period assets (as defined). Management believes, as of December 31, 1999, that FSCO meets all capital adequacy requirements to which it is subject.

   As of December 31, 1999 and 1998, the most recent notification from the Office of the Comptroller of the Currency categorized FSCO's most significant banking subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action (see accompanying table). To be categorized as "well capitalized", FSCO must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. FS Bank maintained its "well capitalized" status for 1998, although it experienced a temporary decrease in its total capital ratio to 9.93% due to extraordinary mortgage loan production in December 1998. Subsequent to 1998, its mortgage loan balance outstanding has been reduced by loan sales that occurred in the ordinary course of business. It is FSCO's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels. Except as previously mentioned, there are no conditions or events since that notification that management believes have changed the institution's category. FSCO's actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk.

                                                                                                Minimum
                                                                                               To Be "Well
                                                                                            Capitalized" Under
                                                                   Minimum for Capital       Prompt Corrective
                                               Actual               Adequacy Purposes        Action Provisions
                                      ----------------------    ----------------------    ----------------------
As of December 31, 1999                     Amount    Ratio           Amount    Ratio           Amount    Ratio

Total Capital (Tier 1 + Tier 2)
  to Risk Weighted Assets:
Consolidated                           $ 2,231,672    11.41%     $ 1,564,153      8.0%     $ 1,955,191     10.0%
FS Bank                                  1,757,428    11.19        1,256,828      8.0        1,571,034     10.0
FSB New Mexico                             229,926    13.07          140,706      8.0          175,882     10.0
FSB Nevada                                 123,703    15.20           65,122      8.0           81,403     10.0
FSB California                             113,028    13.00           69,579      8.0           86,974     10.0

Tier 1 Capital to Risk
  Weighted Assets:
Consolidated                           $ 1,684,323     8.61%     $   782,077      4.0%     $ 1,173,115      6.0%
FS Bank                                  1,421,700     9.05          628,414      4.0          942,621      6.0
FSB New Mexico                             208,530    11.86           70,353      4.0          105,529      6.0
FSB Nevada                                 113,480    13.94           32,561      4.0           48,842      6.0
FSB California                             102,151    11.75           34,790      4.0           52,184      6.0

Tier 1 Capital to End of Period
  Assets (Leverage Ratio):
Consolidated                           $ 1,684,323     7.27%     $ 1,045,309      4.0%     $ 1,306,636      5.0%
FS Bank                                  1,421,700     7.98          834,277      4.0        1,042,847      5.0
FSB New Mexico                             208,530     7.37          117,270      4.0          146,588      5.0
FSB Nevada                                 113,480     8.32           56,022      4.0           70,027      5.0
FSB California                             102,151     8.73           50,410      4.0           63,012      5.0

As of December 31, 1998

Total Capital (Tier 1 + Tier 2)
  to Risk Weighted Assets:
Consolidated                           $ 1,836,157    10.72%     $ 1,370,656      8.0%     $ 1,713,320     10.0%
FS Bank                                  1,338,155     9.39        1,150,978      8.0        1,438,722     10.0
FSB New Mexico                             148,243    13.69           86,635      8.0          108,294     10.0
FSB Nevada                                  89,580    15.30           46,843      8.0           58,554     10.0
FSB California                             109,303    13.41           65,230      8.0           81,538     10.0
FSB Southern New Mexico                     50,065    19.88           20,145      8.0           25,181     10.0

Tier 1 Capital to Risk
  Weighted Assets:
Consolidated                           $ 1,477,552     8.62%     $   685,328      4.0%     $ 1,027,992      6.0%
FS Bank                                  1,191,683     8.37          575,489      4.0          863,233      6.0
FSB New Mexico                             134,436    12.41           43,318      4.0           64,977      6.0
FSB Nevada                                  82,226    14.04           23,422      4.0           35,132      6.0
FSB California                              99,097    12.15           32,615      4.0           48,923      6.0
FSB Southern New Mexico                     47,138    18.72           10,072      4.0           15,108      6.0

Tier 1 Capital to End of Period
  Assets (Leverage Ratio):
Consolidated                           $ 1,477,552     6.90%     $   913,149      4.0%     $ 1,141,437      5.0%
FS Bank                                  1,191,683     6.97          734,832      4.0          918,540      5.0
FSB New Mexico                             134,436     6.33           88,382      4.0          110,478      5.0
FSB Nevada                                  82,226     7.70           43,622      4.0           54,528      5.0
FSB California                              99,097     8.59           48,373      4.0           60,466      5.0
FSB Southern New Mexico                     47,138    11.29           17,028      4.0           21,285      5.0

NOTE 18.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   A summary of the carrying amounts and estimated fair values for FSCO was as follows (in thousands):

                                                                  1999                              1998
                                                    ------------------------------    ------------------------------
                                                        Carrying/                         Carrying/
                                                         Notional       Estimated          Notional       Estimated
As of December 31,                                        Amount       Fair Value            Amount      Fair Value

Financial Assets:
Cash and short-term investments                      $  1,096,999    $  1,096,999      $  1,257,150    $  1,257,150
Trading account securities                                 22,650          22,650           329,109         329,110
Available for sale securities                           5,528,269       5,528,269         4,764,127       4,764,127
Net loans (excluding leases)                           12,790,047      12,730,509        12,545,713      12,721,556
----------------------------------------------------------------------------------    ------------------------------
Total Financial Assets                               $ 19,437,965    $ 19,378,427      $ 18,896,099    $ 19,071,943
==================================================================================    ==============================

Financial Liabilities:
Total deposits, excluding certificates               $  7,629,546    $  6,705,422      $  7,676,827    $  7,170,305
Certificates of deposit                                 5,580,870       5,570,763         4,981,747       5,037,810
Short-term borrowings                                   2,476,120       2,476,120         1,950,076       1,950,076
Securities sold under repurchase agreements             2,311,267       2,311,267         2,315,513       2,315,513
Long-term debt                                          2,585,755       2,578,277         2,609,558       2,697,168
----------------------------------------------------------------------------------    ------------------------------
Total Financial Liabilities                          $ 20,583,558    $ 19,641,849      $ 19,533,721    $ 19,170,872
==================================================================================    ==============================

Off-Balance Sheet Financial Instruments:
  Financial futures and options (non-trading)        $    (26,528)   $     (2,289)     $      2,073    $        210
  Foreign Exchange Contracts:
    Assets                                              2,885,512       1,412,535             1,263             958
    Liabilities                                        (2,128,620)      1,461,261            (1,151)           (300)
  Interest rate swaps, caps, and corridors-
    interest rate risk management:
    In a net receivable position                          530,428          16,418               119           2,877
    In a net payable position                            (242,888)        (17,319)             (358)        (10,764)
  Letters of credit and other commitments
    to extend credit                                           -          (34,815)               -          (32,374)
----------------------------------------------------------------------------------    ------------------------------
Total Off-Balance-Sheet Financial Instruments        $  1,017,904    $  2,835,791      $      1,946    $    (39,393)
==================================================================================    ==============================

NOTE 19.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Condensed Balance Sheets:
December 31, 1999 and 1998 (in thousands)
--------------------------------------------------------------------------------------------------
                                                                              1999           1998
--------------------------------------------------------------------------------------------------
Assets:
Cash                                                                   $        54    $        54
Securities purchased under resale
  agreement with subsidiary bank                                            34,396         32,036
--------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                   34,450         32,090
Commercial loans receivable from subsidiaries:
  Banks                                                                    325,000        464,570
  Nonbanks                                                                 175,293        123,920
Investments in subsidiaries:
  Banks                                                                  2,008,729      1,843,134
  Nonbanks                                                                 201,743        102,256
Other assets                                                                93,604          7,206
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 2,838,819    $ 2,573,176
==================================================================================================

Liabilities and Stockholders' Equity:
Accrued interest and preferred dividends payable                       $    13,070    $    13,571
Short-term borrowings                                                          -          110,720
Long-term debt:
  With subsidiary                                                          154,640        154,640
  Other                                                                    898,750        698,750
Other liabilities                                                            2,459             -
--------------------------------------------------------------------------------------------------
Total Liabilities                                                        1,068,919        977,681
--------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock-Series "A", $3.15 cumulative convertible
  (9 shares issued)                                                            451            484

Common stock (197,646 and 191,008 shares issued, respectively)             247,058        238,760
Paid-in surplus                                                            296,822        181,906
Retained earnings                                                        1,398,619      1,233,264
Accumulated other comprehensive income (loss)                             (131,652)        30,377
--------------------------------------------------------------------------------------------------
Subtotal                                                                 1,810,847      1,684,307
Common treasury stock, at cost (1,675 and 4,296
   shares, respectively)                                                   (41,398)       (89,296)
--------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                        1,769,449      1,595,011
--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               1,769,900      1,595,495
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 2,838,819    $ 2,573,176
==================================================================================================

Condensed Statements of Income:
For the years ended December 31, 1999, 1998, and 1997
(in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                              1999           1998           1997
-----------------------------------------------------------------------------------------------------------------
Income:
  Cash dividends from subsidiaries - banks                             $    81,923    $    99,013    $    80,636
  Other income (principally interest from subsidiaries)                     30,630         31,945         36,955
-----------------------------------------------------------------------------------------------------------------
Total income                                                               112,553        130,958        117,591
Interest expense                                                            65,860         50,729         48,154
Noninterest expense                                                            301            510            174
Provision (benefit) for taxes                                              (12,555)        (6,753)        (4,336)
-----------------------------------------------------------------------------------------------------------------
Income before equity in undistributed
  earnings of subsidiaries                                                  58,947         86,472         73,599
Equity in undistributed earnings of subsidiaries:
  Banks                                                                    216,241        164,685        148,342
  Nonbanks                                                                  (1,846)        (3,477)        (6,667)
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $   273,342    $   247,680    $   215,274
=================================================================================================================

Condensed Statements of Cash Flows:
For the years ended December 31, 1999, 1998, and 1997
(in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                              1999           1998           1997
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                             $   273,342    $   247,680    $   215,274
Adjustments to reconcile net income to
  net cash provided by operating activities                               (213,407)      (158,398)      (140,329)
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                   59,935         89,282         74,945
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Purchases of securities                                                     (82,547)           -            (700)
Proceeds from sales of securities                                                -            350         20,000
Loans and capital contributions made to subsidiaries                      (424,960)      (486,655)      (263,147)
Principal collected on loans to subsidiaries                               513,157        304,127        319,710
Cash investments in subsidiaries                                           (35,790)       (54,040)        (1,478)
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                        (30,140)      (236,218)        74,385
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Proceeds from long-term debt                                               200,000        325,000             -
Payments on long-term debt and short-term borrowings                      (110,720)        (4,084)           174
Proceeds from issuance of common stock and
  sales of treasury stock                                                   10,721         25,654         11,708
Purchase of treasury stock                                                 (19,449)       (87,906)       (89,467)
Dividends paid                                                            (107,987)       (95,611)       (75,726)
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                        (27,435)       163,053       (153,311)
-----------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash And Cash Equivalents                         2,360         16,117         (3,981)
Cash And Cash Equivalents, Beginning Of Year                                32,090         15,973         19,954
-----------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents, End Of Year                                 $    34,450    $    32,090    $    15,973
=================================================================================================================

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for:
  Interest                                                             $    66,360    $    47,902    $    47,675
=================================================================================================================
  Income taxes                                                             (12,984)        (8,332)         1,964
=================================================================================================================

   Supplemental Schedule of Non Cash Investing and Financing Activities
(Note 15):

   In 1999, FSCO purchased the following:

(1) Van Kasper & Company, a full-service investment banking and brokerage subsidiary with total assets of approximately $19,609,000 and liabilities of $12,782,000 through the issuance of 3,338,000 shares of FSCO's common stock;

(2) Comstock Bancorp with total assets of approximately $208,092,000 and liabilities of $193,371,000 through the issuance of 3,477,000 shares of FSCO's common stock;

(3) Xeon Financial Corporation with total assets of approximately $121,740,000 and liabilities of $112,801,000 through the issuance of 1,563,000 shares of FSCO's common stock.

   In 1998, FSCO purchased Rio Grande Bancshares, Inc. with total assets of approximately $416,995,000 and liabilities of $369,652,000 through the issuance of 4,350,000 shares of FSCO's common stock.

   In 1997, FSCO issued 5,337,093 shares of common stock for the acquisition of American Bancorp of Nevada. FSCO acquired assets of approximately $304,272,000 and assumed liabilities of $271,970,000.

                               ******

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of First Security Corporation:

   We have audited the accompanying consolidated balance sheets of First Security Corporation and subsidiaries (FSCO) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of FSCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Security Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.




/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Salt Lake City, Utah
February 18, 2000

CORPORATE INFORMATION

CORPORATE OFFICES
   79 S. Main Street
   Salt Lake City, Utah 84111

GENERAL LEGAL COUNSEL
   Ray, Quinney & Nebeker
   400 Deseret Building
   Salt Lake City, Utah 84111

INDEPENDENT ACCOUNTANTS
   Deloitte & Touche LLP
   50 S. Main Street
   Salt Lake City, Utah 84144

RATINGS

                                                           Moody's
                                     Thomson   Standard  Investors
                                   BankWatch   & Poor's    Service
--------------------------------------------------------------------
Senior Debt                                A       BBB+         A2
Subordinated Debt                          A-      BBB          A3
Subordinated Capital Income Securities    --       BBB-         a2
--------------------------------------------------------------------

STOCK INFORMATION
   First Security shares are traded on the Nasdaq National Market System under the symbol "FSCO". Nasdaq market makers include:
      A. G. Edwards & Sons, Inc.
      Bear, Stearns & Co.
      Cantor Fitzgerald & Co.
      C.S. First Boston Corp.
      Dain Rauscher, Inc.
      Dean Witter Reynolds, Inc.
      Edward D. Jones & Co.
      F.J. Morrissey & Co., Inc.
      Fox-Pitt, Kelton, Inc.
      Herzog, Heine, Geduld, Inc.
      J.P. Morgan Securities, Inc.
      Keefe, Bruyette & Woods, Inc.
      Lehman Brothers, Inc.
      Merrill Lynch, Pierce, Fenner & Smith
      Morgan Stanley & Co., Inc.
      Nationsbanc Montgomery Securities
      Pacific Crest Securities
      Piper, Jaffray & Companies, Inc.
      Prudential Securities
      Salomon Smith Barney
      Sherwood Securities Corp.
      Stearn, Agee & Leach, Inc.
      Warburg Dillon Read

   The Transfer Agent and Registrar for First Security Corporation is:
      First Chicago Trust Co. of New York
      Stock Transfer Services
      P.O. Box 2500
      Jersey City, NJ 07303-2500
      Toll free 1-800-756-8200

SHAREHOLDER SERVICES
   First Security offers the following services to its shareholders:
   * Dividend Reinvestment Plan: Automatically reinvests common stock cash dividends in additional shares of First Security common stock at the current market price.
   * Common Stock Purchase Plan: Allows shareholders to invest $50 to $5,000 per month in additional shares of First Security common stock, with no brokerage commissions or service charges.
   * Dividend Direct Deposit Plan: Automatically transfers dividend payments to an account, at any bank in the country, the same day dividends are paid.
   Inquire about these free shareholder services by contacting:
      Corporate Communications and Investor Relations
      First Security Corporation
      P.O. Box 30006
      Salt Lake City, Utah 84130-0006
      (801) 246-5044 / toll free 1-800-574-6695
      e-mail: ccline@fscnet.com

TO REQUEST ADDITIONAL INFORMATION
   Annual Report on Form 10-K: Stockholders can obtain a copy of any exhibits filed with First Security's report on Form 10-K upon written request to:
      Financial Division
      First Security Corporation
      P.O. Box 30006
      Salt Lake City, Utah 84130-0006
   Financial Information: Analysts, investors and others seeking financial information about First Security should contact:
      Leslie R. Nelson
      Senior Vice President and Manager
      Corporate Communications and Investor Relations
      15 E. 100 South, 2nd Floor
      Salt Lake City, Utah 84111
      (801) 246-5044
      e-mail: lnelson@fscnet.com

   News Releases: As a courtesy to shareholders and prospective investors, copies of First Security's recent news releases are available by fax at no charge from Company News On Call at 1-800-758-5804 ext. 313925. Information is also posted on the Internet at www.prnewswire.com or www.firstsecuritybank.com.
   General Information: News media representatives and others seeking general information should contact:
      Leslie R. Nelson
      Senior Vice President and Manager
      Corporate Communications and Investor Relations
      15 E. 100 South, 2nd Floor
      Salt Lake City, Utah 84111
      (801) 246-5044
      e-mail: lnelson@fscnet.com
   Internet Address: News, financial updates and information about First Security products and services can be found on the Corporation's web site at www.firstsecuritybank.com.

Part III.
Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT OF FIRST SECURITY CORPORATION

Board of Directors
   The business of First Security is managed under the direction of its Board of Directors. The Board has responsibility for establishing broad corporate policies, for the overall performance of First Security and for the election and compensation of officers of First Security. It is not, however, involved in managing First Security and its operating units on a day-to-day basis.
The Board is kept advised of First Security's operations and results through regular written reports from, and discussions with, the Chairman, the President, the Chief Financial Officer and other executive officers of First Security.

   The Board of Directors meets regularly during the year to review significant developments affecting First Security and to act on matters requiring Board approval. It also holds special meetings when one or more important matters requires Board action between scheduled meetings. Executive officers responsible for significant operations or supervisory activities are frequently invited to meet with the Board of Directors to discuss their areas of responsibility.

   As disclosed to First Security, at year end the current Directors of First Security beneficially owned as a group the equivalent of 10,910,306 shares, or approximately 5.3% of First Security's outstanding Common Stock plus options plus stock equivalency units(5) at December 31, 1999, including 2,376,683 option shares exercisable within 60 days but which were unexercised, 191,993 stock equivalency units(5) held in deferred compensation accounts and including 757 shares beneficially owned by Dr. Chase N. Peterson, First Security's only Honorary Director.

   During 1999, the Board of Directors held seven meetings and one set of actions taken by unanimous written consent. All Directors attended all of the seven Board meetings except Messrs. Dee, Gardner, Maloof and Parker, who attended six meetings, and Ms. Huntsman, who attended five meetings.

   The Executive Committee of the Board of Directors exercises the powers of the Board in the management of the business and affairs of First Security between Board of Directors meetings or when the Board could not reasonably or timely be convened. The Executive Committee keeps regular minutes of its meetings and reports to the Board of Directors at the regular meetings of the Board. The Executive Committee met fourteen times during 1999. All members of the Committee attended all fourteen meetings except Messrs. Heiner and Parker, who attended thirteen; and Mr. Dee, who attended twelve meetings.

   The Audit Committee of the Board, which met six times during 1999, reports to the Board of Directors with respect to various auditing and accounting matters, the scope of audit procedures, the performance of the internal auditors and examiners, and accounting and compliance practices of First Security. All members of the Audit Committee attended all of the scheduled meetings, except Mr. Parker, who attended four meetings. None of the members of the Audit Committee are employees of First Security, but Mr. Heiner is a former President and Chief Administrative Officer of FSCO, having retired from those positions in 1991.

   The Compensation Committee administers the various incentive award and equity plans of First Security on behalf of the Board of Directors. The Compensation Committee also determines compensation for the Executive Officers of First Security who serve on the Management Committee (Messrs. Caughlin, Eccles, Evans, Golden, Hardy, Howell, McMurray, Nelson and Ulbrich). The Compensation Committee met on January 19, 1999, and all members of the Committee attended the meeting. None of the members of the Compensation Committee are employees or former employees of First Security.

   The Nominating Committee selects and nominates candidates to fill vacancies on the Board of Directors and proposes these nominees to the Board of Directors and Shareholders. This Committee is willing to consider nominees for future election to the Board of Directors, and Shareholders may submit in writing the names and qualifications of proposed nominees to the Secretary of First Security. The Nominating Committee meets as needed. The membership in the Nominating Committee is the same as for the Executive Committee. The Nominating Committee met on January 19, 1999, and all members of the Nominating Committee attended the meeting except Mr. Parker.

   Honorary Directors are provided information about First Security on the same basis as regular Directors, and are invited to meetings of the Board of Directors, although Honorary Directors do not vote on any matter before the Board. Currently Dr. Chase N. Peterson is serving as the only Honorary Director of First Security. He beneficially owned 757 shares of First Security's Common Stock at year-end 1999.

   The following table lists each of the 20 Directors of First Security, his/her age, the year he/she first became a Director of First Security, his/her principal occupation, his/her business experience during the past five years, other material officerships or directorships in other companies held at this time, and beneficial stock ownership in First Security as of December 31, 1999. (With the exception of Mr. Eccles, none of the directors was individually the beneficial owner of more than one percent of outstanding shares of First Security.) Directors serving on the Executive(*), Audit(+), Compensation(#), or Nominating (@) Committees of the Board of Directors are also so identified:

TABLE 17: DIRECTORS OF FIRST SECURITY CORPORATION

   *@+JAMES C. BEARDALL, 60, has been a Director of First Security since 1989 and is Chairman of the Board's Audit Committee. He is Chairman, President and Chief Executive Officer of Anderson Lumber Company. At year-end 1999, Mr. Beardall was the beneficial owner of 52,787 shares of First Security's Common Stock, including 11,125 option shares exercisable within 60 days, but not yet exercised, and 38,625 stock equivalency units(5) held in his deferred compensation account.

   *@#RODNEY H. BRADY, 67, has been a Director of First Security since 1985. He is Chairman of the Board's Compensation Committee and President and Chief Executive Officer of Deseret Management Corporation (private holding company for several businesses). Mr. Brady is also a Director of Bergen Brunswig Corporation (pharmaceuticals), Deseret Mutual Benefit Association (employee benefit insurance) and Management Training Corporation (operator of training centers). At year-end 1999, he beneficially owned 154,336 shares of First Security's Common Stock, including 11,125 option shares exercisable within 60 days, but not yet exercised, and 48,545 stock equivalency units(5) held in his deferred compensation account.

   JAMES E. BRUCE, 79, has been a Director of First Security since 1983. He is a retired Chairman and Chief Executive Officer of Idaho Power Company. At year-end 1999, Mr. Bruce beneficially owned 64,139 shares of First Security's Common Stock, including 4,750 option shares exercisable within 60 days, but not yet exercised.

   *@#THOMAS D. DEE II, 79, has been a Director(1) of First Security since 1976. He is President of The Dee Company (investments). At year-end 1999, Mr. Dee beneficially owned 237,937 shares of First Security's Common Stock.

   *@SPENCER F. ECCLES, 65, has been a Director of First Security since 1967. He is Chairman and Chief Executive Officer of First Security and Chairman of the Executive Committee and of the Management Committee. Mr. Eccles serves as a Director of First Security Bank, N.A. Mr. Eccles also serves as a Director of Anderson Lumber Company (lumber) and Union Pacific Corporation (railroad and operations). At year-end 1999, he was the beneficial owner of 6,999,381 shares of First Security's Common Stock(2,3), including 1,661,967 option shares exercisable within 60 days, but not yet exercised, and 67,716 shares held in his account in First Security's Incentive Savings Plan, and 63 shares of First Security's Preferred Stock. This number of shares represents 3.3% of the total outstanding shares of Common Stock plus options plus stock equivalency units(5) at December 31, 1999.

   *@MORGAN J. EVANS, 62, has been a director since 1991. He is President and Chief Operating Officer of First Security and is a member of First Security's Management Committee. Mr. Evans also serves as a Director of First Security Bank, N.A. At year-end 1999, Mr. Evans was the beneficial owner of 675,151 shares of First Security's Common Stock, including 597,591 option shares exercisable within 60 days, but not yet exercised, and 18,296 shares held in his account in First Security's Incentive Savings Plan. This number of shares represents 0.3% of the total outstanding shares of Common Stock plus options plus stock equivalency units(5) at December 31, 1999.

   DR. DAVID P. GARDNER, 66, has been a Director of First Security since 1976(1). He is a former President of the University of California System, and is presently President of the William and Flora Hewlett Foundation and Chairman and Chief Executive Officer of the George S. and Delores Dore' Eccles Foundation (philanthropy). Dr. Gardner is also a Director of Fluor Corporation (construction) and of the United Funds (registered investment company). At year-end 1999, Dr. Gardner beneficially owned 21,754(3) shares of First Security's Common Stock, which number includes 3,514 shares held in a trust established by his deceased spouse as to which Dr. Gardner acts as trustee, 11,125 option shares exercisable within 60 days, but not yet exercised, and 7,115 stock equivalency units(5) held in his deferred compensation account.

   ROBERT H. GARFF, 55, has been a Director of First Security since 1996. He is Chief Executive Officer of Garff Enterprises, Inc. (management of automobile dealerships and other enterprises). At year-end 1999, Mr. Garff beneficially owned 22,018 shares of First Security's Common Stock, including 11,125 option shares exercisable within 60 days, but not yet exercised, and 8,616 stock equivalency units(5) held in his deferred compensation account.

   JAY DEE HARRIS, 82, has been a Director of First Security since 1975. He is the President and a Director of Harris Truck and Equipment, Inc. (construction equipment). At year-end 1999, Mr. Harris beneficially owned 29,529 shares of First Security's Common Stock, including 11,125 option shares exercisable within 60 days, but not yet exercised, and 14,609 stock equivalency units(5) held in his deferred compensation account.

   *@+ROBERT T. HEINER, 75, has been a Director of First Security since 1981. He is a retired President and Chief Administrative Officer of First Security. Mr. Heiner is a Director of Management Training Corporation (operator of training centers). At year-end 1999, Mr. Heiner was the beneficial owner of 113,206 shares of First Security's Common Stock, including 5,000 option shares exercisable within 60 days, but not yet exercised, and 23,831 stock equivalency units(5) held in his deferred compensation account.

   KAREN H. HUNTSMAN, 62, has been a Director of First Security since 1992. She is a Director and Executive Officer of Huntsman Chemical Corporation (private diversified chemical company). At year-end 1999, Mrs. Huntsman beneficially owned 28,000 shares of First Security's Common Stock, including 1,000 options shares exercisable within 60 days, but not yet exercised.

   #G. FRANK JOKLIK, 72, has been a Director of First Security since 1981. Mr. Joklik is President and Chief Executive Officer of MK Gold Company (gold exploration and development). He retired as President and Chief Executive Officer of Kennecott Corporation (mining) in 1994. Mr. Joklik is also a director of Cleveland Cliffs, Inc., a company engaged in mining and related businesses. At year-end 1999, Mr. Joklik beneficially owned 11,125 shares of First Security's Common Stock, including 11,125 option shares exercisable within 60 days, but not yet exercised.

   +B.Z. KASTLER, 79, has been a Director of First Security since 1979. Mr. Kastler is a retired Chairman, Chief Executive Officer and Director of Questar Corporation (integrated oil and gas company). He is a Director of Bonneville International Corporation (broadcasting). At year-end 1999, Mr. Kastler beneficially owned 17,877 shares of First Security's Common Stock, including 1,000 option shares exercisable within 60 days, but not yet exercised, and 698 stock equivalency units(5) held in his deferred compensation account.

   DR. J. BERNARD MACHEN, 55, has been a Director of First Security since 1998. Dr. Machen was installed as the President of the University of Utah on January 1, 1998. Prior to this position, he was a tenured professor at the University of Michigan. At year-end 1999, Dr. Machen was the beneficial owner of no shares of First Security's Common Stock.

   JOSEPH G. MALOOF, 44, has been a Director of First Security since 1996. Mr. Maloof is President and Chief Executive Officer of the Maloof Companies of Albuquerque, New Mexico (diversified investments-entertainment). At year-end 1999, Mr. Maloof beneficially owned 1,597,998 shares of First Security's Common Stock, including 11,125 option shares exercisable within 60 days, but not yet exercised.

   +MICHELE PAPEN-DANIEL, PH.D, 56, has been a Director of First Security since 1998. Since 1986, Dr. Papen-Daniel has been engaged in private practice as a psychoanalyst in the Los Angeles area. Since 1992, she has also lectured in psychotherapy as an adjunct professor at Antioch University. From 1996 until its acquisition by First Security in February 1998, Dr. Papen-Daniel was President and a Director of Rio Grande Bancshares, Inc. At year-end 1999, Dr. Papen-Daniel beneficially owned 322,626 shares of First Security's Common Stock, including 1,000 option shares exercisable within 60 days, but not yet exercised.

   *@+SCOTT S. PARKER, 65, has been a Director of First Security since 1985. He was formerly President of Intermountain Health Care, Inc. (integrated health care provider). He is currently a Director of Questar Corporation (integrated oil and gas company). At year-end 1999, Mr. Parker beneficially owned 58,464 shares of First Security's Common Stock, including 11,125 option shares exercisable within 60 days, but not yet exercised, and 45,569 stock equivalency units(5) held in his deferred compensation account.

   JAMES L. SORENSON, 77, has been a Director of First Security since 1980. He is Chairman and Chief Executive Officer of Sorenson Development, Inc. (holding company and investments). At year-end 1999, Mr. Sorenson Beneficially owned 111,125 shares of First Security's Common Stock, including 1,000 option shares exercisable within 60 days, but not yet exercised.

   HAROLD J. STEELE, 86, has been a Director of First Security since 1959.
He is a retired President of First Security Bank of Utah, and is a Director of Anderson Lumber Company. Mr. Steele is married to a cousin of Spencer F. Eccles. At year-end 1999, Mr. Steele beneficially owned 380,964(4) shares of First Security's Common Stock, including 11,125 option shares exercisable within 60 days, but not yet exercised.

   #JAMES R. WILSON, 59, has been a Director of First Security since 1996.
He is Chairman, President and Chief Executive Officer and a Director of Cordant Technologies, Inc. (aerospace and industrial manufacturing), having been elected President, CEO and a Director in 1993 and Chairman in 1995. Previously he was Executive Vice President of Cordant. In addition to First Security, Mr. Wilson is also a director of Cooper Industries Inc. (industrial manufacturing), The B.F. Goodrich Company (aerospace and chemicals) and Howmet International Inc. (aerospace and industrial). At year-end 1999, Mr. Wilson beneficially owned 11,007 shares of First Security's Common Stock, including 3,250 options shares exercisable within 60 days, but not yet exercised, and 4,385 stock equivalency units(5) held in his deferred compensation account.

(1) A daughter of Dr. Gardner is married to a son of Mr. Dee.

(2) Includes 3,260,550 shares of Common Stock as to which Mr. Eccles has power of attorney or is trustee for living and/or deceased family members and has shared voting and investment powers; does not include 205,030 shares of First Security's Common Stock owned by the Marriner S. Eccles Charitable Trust, as to which Mr. Eccles serves as a Director and disclaims beneficial ownership; does not include 563,229 shares of First Security's Common Stock owned by the Emma Eccles Jones Foundation, as to which Mr. Eccles serves as a Trustee and disclaims beneficial ownership; and does not include 499,500 shares of First Security's Common Stock owned by the Nora Eccles Treadwell Foundation, as to which Mr. Eccles serves as a Director and disclaims beneficial ownership.

(3) Does not include 3,523,807 shares of First Security's Common Stock held of record by the George S. and Dolores Dore' Eccles Foundation as to which Messrs. Eccles and Gardner serve as Directors and disclaim beneficial ownership.

(4) Includes 324,325 shares of Common Stock owned by Mr. Steele's spouse for which Mr. Steele has voting power, but does not include 205,030 shares of Common Stock of First Security held of record by the Marriner S. Eccles Charitable Trust, of which Mr. Steele is a Director, and as to which shares Mr. Steele disclaims beneficial ownership.

(5) Stock equivalency units will always be settled in cash and do not represent voting securities.

EXECUTIVE OFFICERS
   Following are the names, ages, primary areas of responsibility, and economic and beneficial stock ownership of First Security's Executive Officers except Messrs. Eccles (Chairman and Chief Executive Officer) and Evans (President and Chief Operating Officer) whose biographical and share ownership information is found with the other Directors listed earlier in this report. As of December 31, 1999, none of the executive officers of First Security, except Mr. Eccles, was individually the beneficial owner of more than one percent of outstanding shares of First Security. Executive Officers serve at the pleasure of the Board of Directors, although as disclosed later in this report, certain Executive Officers have entered into agreements governing the termination of their employment with First Security.

TABLE 18: EXECUTIVE OFFICERS OF FIRST SECURITY CORPORATION

   Jay S. Bachman, 50, is Senior Vice President for First Security and Manager of Corporate Development. At year-end 1999, Mr. Bachman was the beneficial owner of 44,351 shares of Common Stock, including 34,426 option shares exercisable within 60 days, but not yet exercised, 4,392 shares held in his account in First Security's Incentive Savings Plan, and 533 stock equivalency units(1) held in his deferred compensation account.

   Michael P. Caughlin, 47, is Executive Vice President-Technology and Processing Services of First Security, a member of First Security's Management Committee and is a Director of First Security Bank, N.A. At year-end 1999, Mr. Caughlin beneficially owned 111,829 shares of Common Stock, including 74,800 option shares exercisable within 60 days, but not yet exercised, 7,530 shares held in his account in First Security's Incentive Savings Plan, and 2,441 stock equivalency units(1) in his deferred compensation account.

   David R. Golden, 43, is Executive Vice President-Risk Management of First Security, a member of First Security's Management Committee, and a Director of First Security Bank, N.A. At year-end 1999, Mr. Golden beneficially owned 28,918 shares of Common Stock, including 25,064 option shares exercisable within 60 days, but not yet exercised, and 3,854 shares held in his account in First Security's Incentive Savings Plan.

   Brad D. Hardy, 46, is Executive Vice President-Corporate Services, General Counsel, Chief Financial Officer, and Secretary of First Security, a member of First Security's Management Committee and a Director of First Security Bank, N.A. At year-end 1999, Mr. Hardy beneficially owned 123,774 shares of Common Stock, including 119,546 option shares exercisable within 60 days, but not yet exercised, 507 shares held in his account in First Security's Incentive Savings Plan, and 2,046 stock equivalency units(1) held in his deferred compensation account.

   Mark D. Howell, 47, is Executive Vice President-Business Lending Services of First Security, a member of First Security's Management Committee and a Director of First Security Bank, N.A. At year-end 1999, Mr. Howell beneficially owned 200,639 shares of Common Stock, including 189,384 option shares exercisable within 60 days, but not yet exercised, 5,206 shares held in his account in First Security's Incentive Savings Plan, and 2,834 stock equivalency units(1) held in his deferred compensation account. These share numbers do not include 19,628 shares of First Security's Common Stock held by a revocable trust as to which Mr. Howell is a named beneficiary upon the death of the currently living trustor, and as to which Mr. Howell disclaims any beneficial interest.

   Sylvia I. Iannucci, 54, is Senior Vice President, Associate General Counsel and Assistant Secretary of First Security. At year-end 1999, Ms. Iannnucci owned 2,608 shares of Common Stock, including 2,608 option shares exercisable within 60 days, but not yet exercised.

   Kelly K. Matthews, 55, is Executive Vice President and Chief Economist of First Security. At year-end 1999, Mr. Matthews was the beneficial owner of 96,825 shares of Common Stock, including 44,064 option shares exercisable within 60 days, but not yet exercised, and 13,953 shares held in his account in First Security's Incentive Savings Plan.

   J. Patrick McMurray, 51, is Executive Vice President-Community Banking Services of First Security, and also serves as Director and President of First Security Bank, N.A., as Chairman of First Security Bank of Nevada, and as a member of First Security's Management Committee. At year-end 1999, he was the beneficial owner of 422,454 shares of Common Stock, including 363,937 option shares exercisable within 60 days, but not yet exercised, and 25,970 shares held in his account in First Security's Incentive Savings Plan.

   L. Scott Nelson, 61, is Executive Vice President-Retail Lending Services of First Security, and also serves as Director and Chairman of First Security Bank, N.A. and of First Security Bank of New Mexico, N.A., and as a member of First Security's Management Committee. At year-end 1999, he was the beneficial owner of 653,253 shares of Common Stock including certain shares held by Mr. Nelson's spouse in her name, and including 611,377 option shares exercisable within 60 days, but not yet exercised, 11,958 shares held in his account in First Security's Incentive Savings Plan, and 7,526 stock equivalency units(1) held in his deferred compensation account.

   Leslie F. Paskett, 55, is Senior Vice President and Comptroller. At year-end 1999, he was the beneficial owner of 79,943 shares of Common Stock, including 66,329 option shares exercisable within 60 days, but not yet exercised, 8,306 shares held in his account in First Security's Incentive Savings Plan, and 495 stock equivalency units(1) held in his deferred compensation account.

   Dennis G. Reeves, 60, is Senior Vice President and Chief Auditor of First Security. At year-end 1999, Mr. Reeves was the beneficial owner of 35,862 shares of Common Stock, including 29,592 option shares exercisable within 60 days, but not yet exercised, 3,625 shares held in his account in First Security's Incentive Savings Plan, and 645 stock equivalency units(1) held in his deferred compensation account.

   Scott C. Ulbrich, 45, is Executive Vice President-Capital Markets, Treasury and Investment Management, and a member of First Security's Management Committee. At year-end 1999, he was the beneficial owner of 268,054 shares of Common Stock, including 252,747 option shares exercisable within 60 days, but not yet exercised, and 2,378 shares held in his account in First Security's Incentive Savings Plan.

   David R. Wilson, 60, is President and Chief Executive Officer of First Security Capital Markets, Inc. and Executive Vice President for First Security. At year-end 1999, he was the beneficial owner of 106,473 shares of Common Stock including 86,348 option shares exercisable within 60 days, but not yet exercised, 8,934 shares held in his account in First Security's Incentive Savings Plan, and 2,153 stock equivalency units(1) held in his deferred compensation account.

   Chester A. Wood, Jr., 51, is Senior Vice President of First Security and Senior Managing Director of Treasury Management. At year-end 1999, Mr. Wood was the beneficial owner of 54,115 shares of Common Stock, including 48,113 option shares exercisable within 60 days, but not yet exercised, 2,331 shares held in his account in First Security's Incentive Savings Plan, and 3,671 stock equivalency units(1) held in his deferred compensation account.

   Based on their disclosed share holdings at December 31, 1999, all of First Security's Executive Officers as a group (16 persons, including Messrs. Eccles and Evans, whose stock holdings are described in the Directors of First Security Corporation section, above), beneficially owned a total of 9,903,630 shares (including 4,207,893 shares subject to unexercised options exercisable within 60 days, 184,956 shares held in accounts in First Security's Incentive Savings Plan, and 22,344 stock equivalency units(1) held in deferred compensation accounts), which equaled approximately 4.8%, of First Security's Common Stock plus options plus stock equivalency units(1), although only Mr. Eccles beneficially owned more than one percent. They also owned 63 shares, or approximately 0.7% of First Security's Preferred Stock.

(1) Stock equivalency units will always be settled in cash and do not represent voting securities.

Item 11. Executive Compensation
COMPENSATION OF MANAGEMENT

Director Compensation
   Cash Compensation. During 1999, a cash retainer of $12,000 was paid to each Director, as well as a $1,000 fee for attendance at each meeting of the Board of Directors (or a fee of $300 for each scheduled meeting not attended). Director compensation is paid in four quarterly installments in arrears to those Directors who do not defer their compensation, as described below, but the full amount of the retainer is paid in advance at the start of the year for those Directors who defer their compensation as described below. Messrs. Eccles and Evans do not receive the annual retainer, but they are paid the per meeting fees. The Bylaws permit payment of Directors' expenses incurred in travelling to and attending Board of Directors meetings.

   Directors of First Security who are not Executive Officers may enter into a compensation deferral agreement with First Security whereby the payment of retainers and fees otherwise receivable by a Director for service as a Director may be deferred and held in an account for the benefit of the Director. The Director may choose whether this deferred compensation will be invested in stock equivalency units or earn interest at a predetermined rate. A Director selecting stock equivalency units will be credited with that number of stock equivalency units equal to the result of dividing the total amount of deferred compensation in the Director's account on the Annual Evaluation Date (usually May 1) by the market price of First Security's common stock on that date. Moreover, additions are made to the Director's account to represent the value of dividends that otherwise would be paid on the stock equivalent units if they were actual shares of Common Stock. A Director electing to earn interest only will have interest added annually on the Valuation Date at a rate equal to First Security's cost of funds for the applicable period. Directors may choose a lump-sum cash distribution upon retirement from the Board of Directors or a periodic distribution program, which could involve up to ten annual cash payment installments. Amounts remaining in a Director's deferral account during any term of periodic distributions will continue to be revalued annually.

   Additional per meeting fees of $1,000 were paid in 1999 to Directors who were members of the Audit Committee and the Compensation Committee, with the Chairmen of these committees being paid an annual retainer of $2,000 in addition to the per meeting fees. Directors who were members of the Executive Committee and who are not Executive Officers of First Security were paid an additional fee of $15,000 annually. Committee members who do not attend a meeting will get no compensation for the missed committee meeting. These additional fees for Directors' committee service may be deferred in the same manner (discussed above) as are regular Directors' fees.

   Honorary Directors are paid $1,000 per Board of Directors' Meeting that they attend and $300 per Directors' Meeting not attended.

   Director Stock Options. Each Non-Employee Director elected at the 1998 Annual Shareholders Meeting was granted, as of May 1, 1998, an Option to purchase 3,000 shares of First Security's Common Stock. Thereafter, on May 1 immediately following the date as of which a new Non-Employee Director is first elected to the Board of Directors, such new Non-Employee Director will be granted an Option to purchase a number of shares of Company Common Stock which corresponds to the remaining vesting period for any pre-existing as yet unvested Director Options. If a Non-Employee Director remains a Director through the three-year vesting period of an Option, that Director automatically will be granted another Option to purchase an additional 3,000 shares of Company Common Stock vesting over another three-year period.

   Each Option vests 33 1/3% (normally 1,000 shares) per year over a normal vesting term of three years from the date of grant. Persons who are first elected as a Non-Employee Director after the beginning of a three-year vesting period for Options granted to pre-existing Non-Employee Directors will receive an Option for fewer shares and with a shortened vesting schedule to coincide with the operation of the then pending three-year vesting period applicable to the pre-existing Non-Employee Directors' Options.

   The term of each Option is ten years from the date the Option is granted, subject to earlier termination under specified circumstances. Options become immediately exercisable in full for their full term upon (i) the death or disability of the Director, or (ii) the liquidation, dissolution, merger, consolidation or reorganization of First Security. Upon a Director's retirement from the Board of Directors or an unsuccessful attempt by a Director to win re-election to the Board, the Director's Options will be honored strictly according to their terms.

   Once vested, lifetime transfers of options are allowed, subject to approval of legal counsel to First Security.

   The exercise price per share of an Option will be equal to the fair market value per share of Common Stock on the Grant Date. The fair market value per share of Common Stock on any date is equal to the Last Sale price per share of First Security's common stock as reported on the Nasdaq National Market System on the date immediately preceding such date or, in the event such immediately preceding date is not a day on which the Nasdaq National Market System is operating, the next previous date on which the Nasdaq National Market System was operating.

Summary of Compensation to Certain Executive Officers
   Set out in the following Summary Compensation Table are the various elements of compensation earned during 1999 and during the previous two years by First Security's Chief Executive Officer and the next five highest paid Executive Officers (whose compensation for each year was determined for this purpose on the same basis as for the Chief Executive Officer):

TABLE 19: SUMMARY COMPENSATION TABLE
=========================================================================== ==============================================

                                             Annual Compensation                         Long-Term Compensation
                                                                                                  Awards
=========================================================================== ==============================================
            Name and                    Year         Salary(1)     Bonus(2)  Restricted         Options/       All Other
       Principal Position                                ($)       ($)            Stock           SARs(3) Compensation(4)
                                                                               Award(s)               (#)             ($)
                                                                                   ($)
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
Spencer F. Eccles,                      1999         613,000       343,880         -0-           188,288          26,226
Chairman and Chief Executive Officer    1998         594,504       343,901         -0-           150,528          17,338
                                        1997         550,015       218,858         -0-           106,704          18.088
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
Morgan J. Evans,                        1999         508,396       204,041         -0-           146,496          33,529
President and Chief Operating           1998         452,520       204,054         -0-            69,984          27,411
Officer                                 1997         435,301       133,563         -0-            84,240          22,760
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
L. Scott Nelson,                        1999         339,655       149,511         -0-            47,296          22,878
Executive Vice President-Retail         1998         324,844       149,524         -0-            38,784          18,049
Lending Services                        1997         320,206        98,751         -0-            61,632          17,436
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
J. Patrick McMurray,                    1999         295,327       130,098         -0-            35,456          10,106
Executive Vice President-Community      1998         284,379       130,108         -0-            28,800           6,554
Bank Services                           1997         278,917        86,944         -0-            61,632          12,293
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
Brad D. Hardy                           1999         260,414       112,767         -0-            35,456          12,613
Executive Vice President-               1998         232,418       112,778         -0-            25,056           9,998
Corporate Services, Chief Financial     1997         219,450        74,379         -0-            61,632           9,581
Officer, General Counsel and Secretary
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
Scott C. Ulbrich,                       1999         260,414       112,767         -0-            35,456          12,460
Executive Vice President-               1998         232,418       112,778         -0-            25,056           9,998
Capital Markets, Treasury and           1997         219,450        74,679         -0-            61,632           9,427
Investment Management
=========================================================================== ==============================================

(1) Includes Director's Fees paid by First Security or its affiliates, if applicable.
(2) Bonuses are listed in the year earned and normally accrued, although such bonuses may be paid in the following year. Stock bonuses are valued at the market value on the date of receipt.
(3) First Security has never issued SARs to Executive Officers.
(4) Amounts shown include premiums paid on insurance policies, contributions by First Security to the account of each of the named Executive Officers in the First Security Incentive Savings Plan, a 401(k) plan open to all full-time employees of First Security, and contributions made by First Security to the deferred compensation accounts of these Executive
    Officers under a program open to all Executive Officers of First Security.

Company Contributions to Employee Savings Plan and Salary Deferral Agreements

   Executive Officers, together with all full-time employees of First Security, are permitted to participate in the Incentive Savings Plan, whereby a portion of an employee's compensation may be contributed on a pre-tax basis to an investment account in the employee's name, and that account can be invested at the direction of the employee into one of several investment funds, including a First Security Stock Fund composed of First Security's Common Stock and other Company securities. First Security contributes an amount equal to 50% of the participating employee's contribution to the plan, up to a maximum of 3% of compensation. The employer contribution is separately invested for the employee's benefit in an Employee Stock Ownership Plan (ESOP) which is a part of the Incentive Savings Plan.

   Executive Officers also may enter into a compensation deferral agreement with First Security, separate and apart from the Incentive Savings Plan described above, whereby compensation otherwise receivable for service as an Executive Officer may be deferred and held in an account for the benefit of the Executive Officer. First Security will match 50% of the Executive Officer's annual deferred amount up to a maximum of 3% of total compensation, and will add this amount to the Executive Officer's deferral account (less any employer contribution to the Executive Officer's Incentive Savings Plan). The Executive Officer may choose whether this deferred compensation will be invested in stock equivalency units or earn interest at a predetermined rate. An Executive Officer selecting stock equivalency units will be credited with that number of stock equivalency units equal to the result of dividing the total amount of deferred compensation on the Quarterly Evaluation Date (last day of each quarter) by the market price of First Security's Common Stock on that date. Moreover, additions are made to the Executive Officer's account to represent the value of dividends that otherwise would be paid on the stock equivalency units if they were actual shares of stock. An Executive Officer electing to earn interest will have interest added quarterly on the Valuation Date (last day of each quarter) at a rate equal to the yield on ten-year treasury securities plus 1%. Treasury yields will be measured as the average monthly yield each December, March, June and September, as published by the Federal Reserve. Such rate shall be effective for the quarter commencing three months later. Executive Officers using this deferred compensation option may choose a lump sum distribution upon death, disability or retirement, or in quarterly or annual installments over a period of up to twenty years. Amounts remaining in a deferral account during any term of periodic distributions will continue to be revalued quarterly. No switching between the stock equivalency units and the interest rate option will be permitted. All payouts to employees will be in cash. At December 31, 1999, the named Executive Officers had the following balances in their deferred income accounts: Mr. Eccles, $0; Mr. Evans, $1,105,399; Mr. Nelson, $216,639; Mr. McMurray, $99,673; Mr. Hardy, $244,028, and Mr. Ulbrich,
$171,871.

Stock Options and Similar Awards To Management
   The following two tables provide information concerning the stock options and similar awards provided to the Executive Officers listed in Table 19 during 1999 (Table 20) and exercises of stock options and similar awards by these listed Executive Officers during 1999 (Table 21):

TABLE 20: OPTIONS GRANTED TO CERTAIN EXECUTIVE OFFICERS DURING 1999

======================================================================================================================
                                                   % of
                                                   Total                                                    Black-
                                               Options/SARs                                                 Scholes
                              Options/SARs      Granted to       Exercise                                Method Grant
                                Granted(1)     All Employees   Base Price(2)      Expiration             Date Value(3)
            Name                  (#)         In Fiscal Year      ($/Sh)            Date                      ($)
----------------------------------------------------------------------------------------------------------------------
Spencer F. Eccles               188,288              9.9           22.75          01/19/09                1,562,790
----------------------------------------------------------------------------------------------------------------------
Morgan J. Evans                 146,496              7.7           22.75          01/19/09                1,215,917
----------------------------------------------------------------------------------------------------------------------
L. Scott Nelson                  47,296              2.5           22.75          01/19/09                  392,557
----------------------------------------------------------------------------------------------------------------------
J. Patrick McMurray              35,456              1.9           22.75          01/19/09                  294,285
----------------------------------------------------------------------------------------------------------------------
Brad D. Hardy                    35,456              1.9           22.75          01/19/09                  294,285
----------------------------------------------------------------------------------------------------------------------
Scott C. Ulbrich                 35,456              1.9           22.75          01/19/09                  294,285
======================================================================================================================

(1) First Security has never issued SARs to Executive Officers. Options granted in 1999 vest in four equal increments on January 15 of 2000, 2001, 2002 and 2003.
(2) The 1999 Options were awarded by the Compensation Committee on January 19, 1999. The exercise price is the "last sale" price quotation for First Security's Common Stock on the last business day prior to the date of grant.
(3) The Black-Scholes model assumes (a) stock volatility of 0.3776; (b) a risk-free interest rate of 4.596%; (c) a dividend yield of 3.18%; (d) a full 10-year term; and (e) no discount for the risk of forfeiture or restrictions on transferability.

TABLE 21: OPTIONS EXERCISED BY CERTAIN EXECUTIVE OFFICERS DURING 1999 AND
          YEAR-END OPTIONS VALUES

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Value of Unexercised
                                                                  Unexercised                        In-the-Money Share
                                                                 stock options                    options as of 12/31/99(1)
-----------------------------------------------------------------------------------------------------------------------------
                         Shares
                       Acquired on           Value
          Name          Exercise           Realized1      Exercisable      Unexercisable       Exercisable      Unexercisable
                           (#)                 ($)             (#)               (#)                ($)                ($)
-----------------------------------------------------------------------------------------------------------------------------
 Spencer F. Eccles       284,189           5,382,103      1,512,463           392,660          27,930,827          1,770,487
-----------------------------------------------------------------------------------------------------------------------------
 Morgan J. Evans         147,682           2,957,553        495,448           268,068           7,932,660          1,262,311
-----------------------------------------------------------------------------------------------------------------------------
 L. Scott Nelson               0                   0        559,725           121,924          10,106,282            698,926
-----------------------------------------------------------------------------------------------------------------------------
 J. Patrick McMurray      30,000             602,427        321,881            98,456           5,352,147            599,637
-----------------------------------------------------------------------------------------------------------------------------
 Brad D. Hardy            13,500             228,031         81,090            92,984             991,794            558,048
-----------------------------------------------------------------------------------------------------------------------------
 Scott C. Ulbrich              0                   0        214,291            92,984           3,491,436            558,048
-----------------------------------------------------------------------------------------------------------------------------

(1) Net value is realized from the difference between the exercise price of First Security option shares and the sale price or fair market value.

   Stock options are awarded to key employees, including the named Executive Officers, upon recommendation of the Compensation Committee under the First Security Comprehensive Management Incentive Plan ("CMIP"). Under this plan, First Security may grant key employees bonus shares of Common Stock, stock options, stock appreciation rights, and other equity-based incentive awards. This plan is geared to creating a unity of interest between management and the Shareholders in looking toward maximizing the share price of First Security's Common Stock. The grant of options and bonus shares is also a key element of First Security's compensation policy for its senior managers.
(See "Report of the Compensation Committee.")

   Under the CMIP, shares of "Restricted Stock" may be granted to employees of First Security and its subsidiaries, including the six Executive Officers named in Table 19. Shares of Restricted Stock have been awarded to Executive Officers of First Security in the past under the CMIP and its predecessor plans, but no Restricted Stock awards were made in 1999.

Retirement Benefits
   First Security provides a Retirement Plan to its employees, including to Executive Officers, that is funded by First Security. First Security also maintains an ERISA Excess Plan which provides for payment to highly paid executive officers and their beneficiaries of that portion of otherwise payable benefits under the terms of the Retirement Plan that cannot be paid by the Retirement Plan because of benefit restrictions imposed on the Retirement Plan by Section 415 of the Internal Revenue Code. Executive Officers also have benefits available under a Supplemental Executive Retirement Plan that provides for the payment of a competitive level of retirement income to certain key managers in order to attract, retain and motivate qualified executive officers.

   The following table illustrates the estimated annual retirement benefits payable under historical plans to the Executive Officers listed in the table of Executive Compensation shown above under all applicable retirement plans based on various assumptions of final compensation levels and service years upon which retirement benefits are based:

TABLE 22: PENSION PLAN TABLE

======================================== ================== =================== =====================
        Final Average Earnings              15 Years of        20 Years of      24 or More Years of
                                              Service            Service              Service
======================================== ================== =================== =====================
               $ 150,000                      $ 56,250           $ 75,000             $ 90,000
                 200,000                        75,000            100,000              120,000
                 225,000                        84,375            112,500              135,000
                 250,000                        93,750            125,000              150,000
                 300,000                       112,500            150,000              180,000
                 400,000                       150,000            200,000              240,000
                 450,000                       168,750            225,000              270,000
                 500,000                       187,500            250,000              300,000
                 600,000                       225,000            300,000              360,000
                 750,000                       281,250            375,000              450,000
======================================== ================== =================== =====================

   The estimated retirement benefits shown in Table 22 are subject to reduction for Social Security payments received by the retiree and income from accumulated employer contributions to the Incentive Savings Plan. These benefits are computed on a single life annuity basis.

   Compensation to Executive Officers for 1999 included in the earnings base for the purpose of calculating total retirement benefits as shown in Table 22 is equal to the three-year final average salary including bonus. If they remain employed until they reach the age of 65, the years of credited service for the five named Executive Officers in Table 19 will be as follows: 39 years for Mr. Eccles, 39 years for Mr. Evans, 34 years for Mr. Nelson, 42 years for Mr. McMurray, 28 years for Mr. Hardy, and 34 years for Mr. Ulbrich.

   In contemplation of the FSCO merger with Zions and a subsequent restructuring of benefit plans, FSCO's retirement plan benefits were frozen at December 31, 1999 to equal the then-accrued benefits.

Compensation Committee Report on Executive Compensation

   The Compensation Committee of the Board of Directors currently consists of four non-employee Directors. The Committee meets one or more times annually to review and determine matters pertaining to the compensation of the

Executive Officers of First Security who are members of First Security's Management Committee, including the six named officers in Table 19, above. The Committee met on February 28, 2000 to discuss and adopt resolutions affecting the 1999 short-term compensation for these Executive Officers, but did not discuss or adopt resolutions affecting base salary or long-term incentives in anticipation of the closing of the merger with Zions Bancorporation.

To the Shareholders of First Security Corporation:

   The Compensation Committee annually reviews the elements of compensation for the Executive Officers of the Company who are members of First Security's Management Committee, and sets the level of compensation for these Executive Officers. The Committee is provided with detailed information and proposals from independent compensation consultants as well as from internal compensation specialists. The Committee's decisions are made within the context of a uniform structure and set of compensation principles which apply to all of First Security's executives, including the Executive Officers subject to the Committee's review.

   Chief among these principles is that First Security will provide total compensation opportunities that are competitive with those provided by comparable financial institutions and commensurate with First Security's overall performance. The three main elements of the compensation package are base salary, short-term (annual) incentives, and long-term incentives. Total compensation for Executive Officers can be described as consisting of an average or below-average base salary, an average annual cash incentive opportunity based on performance, and an above-average long-term equity-based incentive opportunity tied to increases in Shareholder value. The Committee believes that this compensation mix is in the best interests of the Shareholders and supports the business and financial objectives of the Company.

   BASE SALARY. Executive Officer base salaries at First Security are managed using a structured approach. Each year, the Company participates in formal third-party compensation surveys that provide compensation statistics from over 100 financial institutions, both independent and affiliated, nationwide. Salary data from these surveys are carefully matched by position and adjusted for institutional size, or other appropriate scope measurement, to provide a reliable measure of median executive officer salaries for comparable positions at comparable financial institutions. These market median salaries are used to establish salary ranges within which the Company's Executive Officers' base salaries may be periodically increased based on considerations of performance, experience, and internal equity. (Participants in the two market surveys relied upon most heavily by the Company typically include all, or nearly all, of the companies represented in the KBW index that is used in the cumulative stock performance comparison shown in Table 24.)

   The base salary for each Executive Officer is allowed to vary only within a 23% range determined by the appropriate market median salary for his/her position. One of the Company's key salary administration policies is that the market median represents the maximum base salary that any Executive Officer can be paid. The Committee believes it is necessary to maintain salaries within the designated ranges through periods of both strong and weak corporate performance if the Company is to attract and retain top quality executives. In times of excellent corporate performance, Executive Officers may receive substantial supplemental rewards through the short-term and long-term incentives.

   Chief Executive Officer Salary Action. On June 6, 1999, an agreement and plan of merger between First Security and Zions Bancorporation was approved by the Board of Directors in a special meeting. At that time it was anticipated that the merger would be completed during the fourth quarter of 1999. Accordingly, no increase to base pay has been made for the Chief Executive Officer since that time. Pursuant to an employment agreement and in connection with the signing of the merger agreement, Mr. Eccles will serve as Co-Chief Executive Officer in the combined company, and he will receive an annual base salary equal to the annual base salary paid to the other Co-Chief Executive Officer of First Security, but in no event less than Mr. Eccles' annual base salary as in effect prior to the merger.

   Other Named Executive Officers. The other five Executive Officers named in Table 19 received increases averaging 7.2%, effective April 1, 1999.
These increases were based on an examination of incumbents' current salaries relative to their salary range midpoints and our judgment of these Executive Officers' contributions and worth to the Company. As a result of the announced merger with Zions, no increase to base pay has been made for these Executive Officers. Pursuant to an employment agreement signed by these officers, except Mr. Evans, in connection with the signing of the merger agreement, these officers will receive an annual base salary of no less than the annual base salary in effect on the date of the merger agreement, and each officer, except Mr. Evans, will receive options (see: "Long-Term Incentives" below). Mr. Evans will retire a short time after merger closing.

   SHORT-TERM INCENTIVES. All the named Executive Officers participate in the Management Annual Cash Incentive Bonus Plan (MACIBP), which pays the named Executive Officers for the achievement of pre-set corporate goals. In 1999, these corporate objectives comprised growth in First Security's net income and performance relative to a peer group for the Company's return on average assets (ROAA) and percent increase in earnings per share (EPS).

   After review and discussion on the merits of the plan, the Committee has approved the continuation of the MACIBP in 1999, with the following provisions.

   Growth in earnings per share (EPS) and return on average assets (ROAA) were each weighted 25%, and net income was weighted 50%. In 1998, these three components were all weighted equally. In reviewing First Security and peer group results from throughout the year, it became apparent that the peer group-based relative goals (i.e., EPS and ROAA) were subject to considerable variation. For example, in the fourth quarter of 1998, a large number of companies in the peer group reported significant non-recurring charges, generally associated with merger and restructuring costs. This led to year-end First Security bonus payments that were much higher than third quarter projections. In general, it is believed that placing greater weight on the net income component better met the objectives of the plan and the interests of FSC, while still incorporating peer group results.

   The peer group used for the relative measurements, ROAA and EPS included the companies in the KBW index. The Committee still believes that a good measurement of relative performance will be attained by including a large number of banking companies in the peer group. Consequently, the companies in the KBW index, which are already utilized in the cumulative stock performance comparison (Table 24, below) and which collectively provide much of the market data used for compensation comparisons, continued to be used as the peer group for the MACIBP relative performance measurements. Threshold and Target performance goals for 1999 were established as the 35th and 50th percentiles, respectively, of the peer group result.

   As in recent years, Target performance for net income represented full achievement of the annual business plan; Threshold performance was set at 90% of target. No bonus was paid in any category for performance which was below threshold.

   Chief Executive Officer Bonus. Mr. Eccles was eligible to receive a bonus of up to 92% of his salary range midpoint for outstanding performance under the MACIBP. Mr. Eccles' bonus was based entirely on the Company's results in the 1999 corporate performance categories outlined above. In 1999, the Company's performance for both ROAA and percent increase in EPS fell below the threshold objectives established by this Committee, while the result for Net Income was above the threshold objective but less than the target.

   Accordingly, Mr. Eccles earned a 1999 bonus equal to 20.5% of his maximum bonus opportunity, the bonus amount being entirely determined by the relationship of the performance results to the performance targets as stipulated by the terms of the MACIBP.

   Other Named Executive Officers. The other named Executive Officers were eligible in 1999 to earn bonuses of up to 80% of their salary range midpoints for outstanding performance under MACIBP, with the bonus amounts being entirely determined by the Company's results in the 1999 corporate performance categories outlined above. These five named Executive Officers earned bonuses equal to 20.5% of their maximum bonus opportunities.

   LONG-TERM INCENTIVES. Historically, the Committee awarded Non-Statutory Stock Options (NSOs) as the only long-term incentive award for Executive Officers. The Company made these awards to a group comprising all Executive Officers and up to 85 other key executives every year since 1987, with the exception of 1995.

   In anticipation of the merger, it is believed that the Committee for the combined company should approve any future awards. However, pursuant to the Employment Agreement with Mr. Eccles, upon completion of the merger, First Security will grant Mr. Eccles an option to acquire 60,000 shares of First Security common stock, which will vest in three equal installments over the period ending on the annual stockholders' meeting in 2002, will have an exercise price equal to the fair market value of First Security common stock on the date of grant and will have a term of, and remain exercisable for, 10 years from the date of grant without regard to Mr. Eccles' earlier termination of employment.

   Additionally, the Employment Agreements for each of the five Executive Officers named in Table 19, except for Mr. Evans, provide for the grant of 25,000 options each, effective with the closing of the merger. Said options will vest on the anniversary of the merger closing and will have a 10 year term.

   Repricing of Options. The Company has never repriced options (other than as a result of stock splits). The Compensation Committee has no such intention at this time.

/s/ Rodney H. Brady, Chair

/s/ James R. Wilson

/s/ G. Frank Joklik

/s/ Thomas D. Dee II

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

   The following table provides information with respect to any person known to First Security to be the beneficial owner (within the meaning of applicable governmental regulations) of five percent or more of any class of First Security's voting securities as of December 31, 1999:


TABLE 23: PRINCIPAL SHAREHOLDERS OF FIRST SECURITY CORPORATION

================================================================================
                              Title of     Amount and Nature of        Percent
   Name and Address            Class       Beneficial Ownership        of Class
================================================================================
First Security Bank, N.A.
Trust Group                    Common     16,515,576 shares(1) as      8.43%
79 S. Main Street              Stock      Trustee of separate
Salt Lake City, UT  84111                 trust accounts

================================================================================

(1) Of the 16,515,576 shares that the Trust Group of First Security Bank, N.A.
    holds in various fiduciary capacities, it has voting power over 12,626,947 shares (6.44% of the total outstanding shares) and no power to vote the remaining 3,888,629 shares.
================================================================================

COMPARATIVE PERFORMANCE OF FIRST SECURITY'S COMMON STOCK

   Set out in the following table is a five-year comparison and graphic display of the relative performance of $100 invested on January 1, 1994, in First Security's Common Stock and the same amount invested on the same day in the Nasdaq Broad Market Index and in the KBW 50 Index, respectively:

TABLE 24: FIVE YEAR STOCK PRICE PERFORMANCE
Comparison of Five-Year Cumulative Total Return(1)
Among First Security Corporation, the Nasdaq Broad Market Index
And the KBW 50 Index(2)

===========================       ======  ========  ========   =======   =======   =======
INDEX                              1994      1995      1996      1997      1998      1999
===========================       ======  ========  ========   =======   =======   =======
First Security Corporation       100.00    173.60    241.23    454.99    389.41    437.07
Nasdaq Broad Mkt. Index          100.00    145.68    187.03    286.11    277.73    274.63
KBW 50 Index                     100.00    160.16    226.56    331.21    358.62    346.17
===========================       ======  ========  ========   =======   =======   =======

(1) Total Return Assumes Quarterly Reinvestment of Dividends.
(2) The KBW 50 Index is published by Keefe, Bruyette & Woods, Inc., an investment banking firm specializing in the bank and thrift industry. This index is weighted according to market capitalization and is made up of 50 of the nation's most important banking companies, including all money center and most major regional banks, and is meant to be representative of the price performance of the nation's large banks. Dividends are assumed to be reinvested quarterly. First Security Corporation is included in the KBW 50.

Item 13. Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation

   Members of First Security's Board of Directors' Compensation Committee, through companies with whom each of these Directors is affiliated, had borrowing and other credit transactions with one or more of First Security's subsidiary banks during 1999. The terms of each of these transactions is believed by First Security to have been done in the ordinary course of the subsidiary bank's lending business, and on the same or substantially similar terms to other similar loan or credit transactions with unrelated persons. Specifically, Messrs. Dee and Joklik (or their affiliates) had credit extensions and/or credit commitments during 1999 of less than $100,000; Mr. Brady (or his affiliates) had credit extensions and/or credit commitments during 1999 of approximately $19,000,000; and Mr. J. Wilson (or his affiliates) had credit extensions and/or credit commitments during 1999 of approximately $49,000,000.

CERTAIN TRANSACTIONS BY AND WITH MANAGEMENT AND OTHERS

Directors' and Officers' Liability Insurance

   First Security has purchased directors' and officers' liability insurance, including corporate reimbursement, on behalf of the directors and officers of First Security and its subsidiaries. The program that includes this coverage was effective August 1, 1998, and expires August 1, 2001. CNA is the lead underwriter for this insurance program. Management believes the premium expense for this policy to be worth the protection afforded to its directors and officers.

Credit Extensions

   Most of the Directors and Executive Officers of First Security, members of their immediate families, and corporations and other organizations of which they are affiliates, are borrowers from one or more of First Security's subsidiary banks. During 1999, these persons, firms and corporations have had loan transactions with one or more of these banks, all of which were done in the ordinary course of business and were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectability or present other unfavorable features to First Security. Specifically, Messrs. Evans, Golden, Hardy, Howell, McMurray, Reeves, D. Wilson and Dr. Papen-Daniel (or their affiliates) had credit extensions and/or credit commitments during 1999 in excess of $60,000 but less than $500,000; Messrs. Gardner, Kastler, Sorenson, and Ulbrich (or their affiliates) had credit extensions and/or credit commitments during 1999 in excess of $500,000 but less than $10,000,000; Messrs. Brady, Harris, Heiner, and Parker (or their affiliates) had credit extensions and/or credit commitments during 1999 in excess of $10,000,000 but less than $20,000,000; Mrs. Huntsman, Messrs. Maloof, and J. Wilson (or their affiliates) had credit extensions and/or credit commitments during 1999 in excess of $20,000,000 but less than $50,000,000; Messrs. Beardall, Garff, and Steele (or their affiliates) had credit extensions and/or credit commitments during 1999 in excess of $50,000,000 but less than $100,000,000; and Mr. Eccles (or his affiliates) had credit extensions and/or credit commitments during 1999 in excess of $100,000,000 but less than $200,000,000. None of these outstanding loans or credit commitments are in default, and all are current in all respects as of the date of this report. First Security's subsidiary banks expect to continue to have such transactions on similar terms with Directors and Executive Officers and their affiliates in the future.

Compliance with Section 16 Reporting Obligations

   The Directors and Executive Officers of First Security are required under the Securities Exchange Act of 1934 to file reports with the Securities and Exchange Commission evidencing their ownership of, and their current transactions in, First Security's equity securities. This is a personal obligation of the Executive Officers and Directors. Based on information provided to First Security by its Directors and Executive Officers, it appears that all Directors and Executive Officers filed these reports in a timely manner during 1999, except Dr. Michele Papen-Daniel, who, based on information that recently became known to First Security, appears to have failed to file eight Form 4 Reports for two purchase transactions in the first two quarters of 1998 and approximately twenty sales transactions in 1999.

Employment Agreements

   Messrs. Caughlin, Eccles, Evans, Golden, Hardy, Howell, McMurray, Nelson and Ulbrich have entered into agreements with First Security providing for the terms of their compensation and providing that in the event of a "change of control" of First Security, the Executive Office is entitled to special severance compensation if he is terminated without cause, or if the Executive Officer's duties are significantly changed. The merger of First Security and Zions Bancorporation will constitute a change of control under these agreements. Upon completion of the Zions merger, the employment of Messrs. Caughlin, Eccles, Evans, Golden, Hardy, Howell, McMurray, Nelson and Ulbrich will be deemed to be terminated other than for cause for purpose of the change of control severance provisions of these agreements, and accordingly, these officers will be entitled to receive payment of the amounts called for by these agreements. Payments received by these officers under these agreements will be offset by certain other payments to be received by these Executive Officers through other plans maintained by First Security. The complete text of these agreements is on file with the Securities and Exchange Commission.

   On June 6, 1999, in connection with the signing of the Zions merger agreement, each of the Executive Officers entered into a new employment agreement with First Security, which will be come effective on the date of the Zions merger. The terms of the employment agreements for the Executive Officers are as set forth in the description of such agreements contained in the Registration Statement on Form S-4, Registration No. 333.91401, as filed with the SEC on February 17, 2000. Upon completion of the Zions merger, the new employment agreements will supersede the prior employment agreements between the Executive Officers and First Security.

   A Severance Pay Plan is available to Executive Officers who do not have an employment contract providing benefits for certain involuntary terminations of employment. In case of certain involuntary terminations of employment, the basic benefit payable under this Plan varies by years of eligible employment up to a maximum of eight weeks of then-current salary. In the event of a change of control of First Security (as defined in the Plan), the basic benefit payable under this Plan varies by years of eligible employment up to a maximum of 104 weeks of then-current salary. This Plan is unfunded, and benefits will be paid out of general corporate funds.

Part IV.
Item 14. Financial Statement Schedules, Exhibits, and Reports on Form 8-K Financial Statement Schedules:
    * Report of Independent Certified Public Accountants
    * Consolidated Balance Sheets
      as of December 31, 1999 and 1998
    * Consolidated Statements of Income
      for the Years Ended December 31, 1999, 1998, and 1997
    * Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998, and 1999
    * Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1999, 1998, and 1997
    * Notes to Consolidated Financial Statements
    Exhibits:
    * Exhibit 3.1, Certificate of Amendment of Certificate of Incorporation, of FSCO, dated May 6, 1993 (Ex. 3.1 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 3.2, Certificate of Amendment of Certificate of Incorporation, of FSCO, dated May 8, 1996 (Ex. 3.2 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 3.3, Restated FSCO Bylaws, as amended January 26, 1998 (Ex. 3.3 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 3.4, Certificate of Designation Series A Preferred Stock, dated Aug. 27, 1990 (Ex. 3.4 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 4.1, No instruments defining the rights of holders of long-term debt of FSCO and its subsidiaries have been included as exhibits because the total amount of indebtedness authorized under any such instrument does not exceed 10% of the total assets of FSCO and its subsidiaries on a consolidated basis.
    * Exhibit 4.2, Shareholder Rights Agreement between FSCO and First Security Bank, NA, dated Aug. 28, 1989 (Ex. 4 to FSCO's Report on Form 8-K, dated Aug. 28, 1989, filed Sept. 1, 1989, incorporated by reference) which includes: Ex. A, the form of Rights Certificate and the form of Election of Exercise; Ex. B, the form of Certificate of Designation of FSCO's Junior Series B Preferred Stock, no par value per share; and Ex. C, the Summary of Rights.
    * Exhibit 4.3, Amendment Agreement between FSCO and First Security Bank, NA, dated Sept. 26, 1989, amending the Shareholder Rights Agreement between the same parties dated Aug. 28, 1989, (Ex. 1 to FSCO's Amendment #1 on Form 8-A, dated Oct. 10, 1989, filed Oct. 16, 1989, amending FSCO's Report on Form 8-K, dated Aug. 28, 1989, filed Sept. 1, 1989, incorporated by reference).
    * Exhibit 4.4, Amendment Agreement between FSCO and First Chicago Trust Company of New York, as successor Rights Agent, dated Oct. 26, 1998:
      a. amending the Shareholder Rights Agreement, dated Aug. 28, 1989, as previously amended Sep. 26, 1989 and May 18, 1993 (Ex. 4.1 to FSCO's Report on Form 8-K, dated Oct. 26, 1998, filed Nov. 2, 1998, incorporated by reference).
      b. adopting a successor Shareholder Rights Agreement with substantially similar terms to the Shareholder Rights Plan, as amended, to take effect immediately upon the expiration of the Shareholder Rights Plan on Aug. 28, 1999 (Ex. 4.2 to FSCO's Report on Form 8-K, dated Oct. 26, 1998, filed Nov. 2, 1998, incorporated by reference).
    * Exhibit 10, Material Contracts: Executive Compensation Plans and
        Arrangements:
    * Exhibit 10.1: First Security Corporation Comprehensive Management Incentive Plan (as Amended and Restated), dated Apr. 21, 1998 (Ex. 10.1 to FSCO's Quarterly Report on Form 10-Q for the quarter ended Sep. 30, 1999, incorporated by reference).

    * Exhibit 10.2, Employment Agreement between FSCO and Spencer F. Eccles, dated Feb. 2, 1998 (Ex. 10.2 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.3, Employment Agreement between FSCO and Morgan J. Evans, dated Feb. 2, 1998 (Ex. 10.3 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.4, Employment Agreement between FSCO and Michael P. Caughlin, dated Feb. 2, 1998 (Ex. 10.4 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.5, Employment Agreement between FSCO and Brad D. Hardy, dated Feb. 2, 1998 (Ex. 10.5 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.6, Employment Agreement between FSCO and Mark D. Howell, dated Feb. 2, 1998 (Ex. 10.6 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.7, Employment Agreement between FSCO and J. Patrick McMurray, dated Feb. 2, 1998 (Ex. 10.7 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.8, Employment Agreement between FSCO and Scott Nelson, dated Feb. 2, 1998 (Ex. 10.8 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.9, Employment Agreement between FSCO and Scott C. Ulbrich, dated Feb. 2, 1998 (Ex. 10.9 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1997, incorporated by reference).
    * Exhibit 10.10, The form of FSCO's Deferred Compensation Plan Deferral Election -- 01/01/95 - 12/31/95 (Ex. 10.10 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1994, incorporated by reference).
    * Exhibit 10.11, Employment Agreement between FSCO and David R. Golden, dated Jan. 19, 1999 (Ex. 10.11 to FSCO's Annual Report on Form 10-K for the year ended Dec. 31, 1998, incorporated by reference).
    * Exhibit 10.12: Agreement and Plan of Merger, dated as of June 6, 1999 by and among Zions Bancorporation (Zions) and FSCO (Ex. 99.1 to FSCO's Report on Form 13D, filed June 16, 1999, incorporated by reference; also Ex. 99.1 to FSCO's Report on Form 13D, filed June 18, 1999, incorporated by reference).
    * Exhibit 10.13: Stock Option Agreement, dated as of June 8, 1999, by and between Zions and FSCO (Ex. 99.2 to FSCO's Report on Form 13D, filed June 16, 1999, incorporated by reference).
    * Exhibit 10.14: Stock Option Agreement, dated as of June 8, 1999, by and between FSCO and Zions (Ex. 99.2 to FSCO's Report on Form 13D, filed June 18, 1999, incorporated by reference).
    * Exhibit 11, Computation of Earnings Per Share.
    * Exhibit 21, Subsidiaries.
    * Exhibit 23, Consent of Independent Certified Public Accountants:
      Deloitte & Touche LLP.
    * Exhibit 27, Financial Data Schedule.

    Reports on Form 8-K filed during the fourth quarter of 1999 (all are Item
      5 Other Information):
    * Nov. 19, 1999 report that FSCO has determined to modify the regulatory accounting treatment of certain securitization transactions entered into by its wholly-owned subsidiary, First Security Bank, N.A. (FS
      Bank) for purposes of calculating the level of regulatory capital maintained by FS Bank for the period of Apr. 1, 1998 to June 30, 1999 (the Covered Period). As a result, FS Bank will amend and refile its consolidated reports of condition and income (Call Reports) with the Comptroller of the Currency for the Covered Period to show the inclusion in FS Bank's total risk-weighted assets of various assets previously sold by FS Bank in securitization transactions.
    * Dec. 28, 1999 report of a Dec. 23, 1999 press release announcing that FSCO was delaying the shareholder meeting scheduled for December 28, 1999 in connection with its pending merger of equals agreement with Zions.

    * Jan. 20, 2000 report of a Jan. 18, 2000 press release announcing that BancWest Corporation will acquire 68 Zions Bank and First Security Bank branches and associated deposits and loans in Utah and Idaho, pending consummation of the merger of equals of Zions Bancorporation and FSCO.
    * Feb. 11, 2000 report of a Jan. 19, 2000 press release reporting 1999 earnings.
    * Mar. 03, 2000 report of a Mar. 03, 2000 press release with respect to revenues and earnings.

SIGNATURES
FIRST SECURITY CORPORATION
Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
   First Security Corporation, by

/s/ Brad D. Hardy                            March 3, 2000
------------------------------------------   ------------------
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

/s/ Spencer F. Eccles                        March 3, 2000
------------------------------------------   ------------------
Spencer F. Eccles                            Date
Chairman and Chief Executive Officer

/s/ Morgan J. Evans                          March 3, 2000
------------------------------------------   ------------------
Morgan J. Evans                              Date
President and Chief Operating Officer
Director

/s/ James C. Beardall                        March 3, 2000
------------------------------------------   ------------------
James C. Beardall                            Date
Director

/s/ Rodney H. Brady                          March 3, 2000
------------------------------------------   ------------------
Rodney H. Brady                              Date
Director

/s/ James E. Bruce                           March 6, 2000
------------------------------------------   ------------------
James E. Bruce                               Date
Director

/s/ Thomas D. Dee, II                        March 3, 2000
------------------------------------------   ------------------
Thomas D. Dee, II                            Date
Director

/s/ Dr. David P. Gardner                     March 3, 2000
------------------------------------------   ------------------
Dr. David P. Gardner                         Date
Director

/s/ Robert H. Garff                          March 2, 2000
------------------------------------------   ------------------
Robert H. Garff                              Date
Director

/s/ Jay Dee Harris                           March 3, 2000
------------------------------------------   ------------------
Jay Dee Harris                               Date
Director

/s/ Robert T. Heiner                         March 3, 2000
------------------------------------------   ------------------
Robert T. Heiner                             Date
Director

/s/ Karen H. Huntsman                        March 7, 2000
------------------------------------------   ------------------
Karen H. Huntsman                            Date
Director

/s/ G. Frank Joklik                          March 3, 2000
------------------------------------------   ------------------
G. Frank Joklik                              Date
Director

/s/ B. Z. Kastler                            March 7, 2000
------------------------------------------   ------------------
B. Z. Kastler                                Date
Director

/s/ Dr. J. Bernard Machen                    March 6, 2000
------------------------------------------   ------------------
Dr. J. Bernard Machen                        Date
Director

/s/ Joseph G. Maloof                         March 8, 2000
------------------------------------------   ------------------
Joseph G. Maloof                             Date
Director

/S/ Michele Papen-Daniel                     March 11, 2000
------------------------------------------   ------------------
Michele Papen-Daniel, Ph.D.                  Date
Director

/s/ Scott S. Parker                          March 6, 2000
------------------------------------------   ------------------
Scott S. Parker                              Date
Director

/s/ James L. Sorenson                        March 7, 2000
------------------------------------------   ------------------
James L. Sorenson                            Date
Director

/s/ Harold J. Steele                         March 6, 2000
------------------------------------------   ------------------
Harold J. Steele                             Date
Director

/s/ James R. Wilson                          March 3, 2000
------------------------------------------   ------------------
James R. Wilson                              Date
Director