Form 10-K405/A
period 1999-12-31
FIRST SECURITY CORP /UT/
filed 2000-04-21
CIK 312367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                    FORM 10-K/A
                                  Amendment No. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                   December 31, 1999
Commission File Number                                                 1-6906

                           FIRST SECURITY CORPORATION
             (Exact name of Registrant as specified in its charter)
State of incorporation                                               Delaware
I.R.S. Employer Identification No.                                 87-6118148
Address of principal executive offices          79 South Main, P.O. Box 30006
                                                         Salt Lake City, Utah
Zip Code                                                           84130-0006
Registrant's telephone number, including area code             (801) 246-5976

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

First Security Corporation's Proxy Statement for it's annual meeting of shareholders is not incorporated by reference because it was not filed before the due date for this report.

   This Amendment No. 1 to First Security Corporation's Annual Report on
Form 10-K for the year ended December 31, 1999 corrects an error in Part III.
Item 11. Executive Compensation. In Table 19 of that item, bonuses for 1999 were reported incorrectly.

Following is the corrected text of Part III. Item 11. Executive Compensation:

Part III
Item 11. Executive Compensation
COMPENSATION OF MANAGEMENT

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

                                             Annual Compensation                         Long-Term Compensation
                                                                                                  Awards
=========================================================================== ==============================================
            Name and                    Year         Salary(1)     Bonus(2)  Restricted         Options/       All Other
       Principal Position                                ($)       ($)            Stock           SARs(3) Compensation(4)
                                                                               Award(s)               (#)             ($)
                                                                                   ($)
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
Spencer F. Eccles,                      1999         613,000           414(5)      -0-           188,288          26,226
Chairman and Chief Executive Officer    1998         594,504       343,901         -0-           150,528          17,338
                                        1997         550,015       218,858         -0-           106,704          18,088
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
Morgan J. Evans,                        1999         508,396           414(5)      -0-           146,496          33,529
President and Chief Operating           1998         452,520       204,054         -0-            69,984          27,411
Officer                                 1997         435,301       133,563         -0-            84,240          22,760
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
L. Scott Nelson,                        1999         339,655        56,228         -0-            47,296          22,878
Executive Vice President-Retail         1998         324,844       149,524         -0-            38,784          18,049
Lending Services                        1997         320,206        98,751         -0-            61,632          17,436
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
J. Patrick McMurray,                    1999         295,327        48,988         -0-            35,456          10,106
Executive Vice President-Community      1998         284,379       130,108         -0-            28,800           6,554
Bank Services                           1997         278,917        86,944         -0-            61,632          12,293
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
Brad D. Hardy                           1999         260,414        48,631         -0-            35,456          12,613
Executive Vice President-               1998         232,418       112,778         -0-            25,056           9,998
Corporate Services, Chief Financial     1997         219,450        74,379         -0-            61,632           9,581
Officer, General Counsel and Secretary
--------------------------------------- --------- ------------- ------------- ------------------ ------------ ------------
Scott C. Ulbrich,                       1999         260,414        48,631         -0-            35,456          12,460
Executive Vice President-               1998         232,418       112,778         -0-            25,056           9,998
Capital Markets, Treasury and           1997         219,450        74,679         -0-            61,632           9,427
Investment Management
=========================================================================== ==============================================

(1) Includes Director's Fees paid by First Security or its affiliates, if applicable.
(2) Bonuses are listed in the year earned and normally accrued, although such bonuses may be paid in the following year. Stock bonuses are valued at the market value on the date of receipt.
(3) First Security has never issued SARs to Executive Officers.
(4) Amounts shown include premiums paid on insurance policies, contributions by First Security to the account of each of the named Executive Officers in the First Security Incentive Savings Plan, a 401(k) plan open to all full-time employees of First Security, and contributions made by First Security to the deferred compensation accounts of these Executive
    Officers under a program open to all Executive Officers of First Security.
(5) Bonus includes Company-wide Christmas bonus and service awards.

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


/s/ Brad D. Hardy                            April 19, 2000
------------------------------------------   ------------------
Brad D. Hardy                                Date
Executive Vice President Corporate Services,
General Counsel,
Chief Financial Officer, and
Secretary of First Security Corporation
(Principal Financial and Accounting Officer)