Form 10-Q
period 2000-03-31
FIRST SECURITY CORP /UT/
filed 2000-05-15
CIK 312367

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                  March 31, 2000
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

                             Yes [X]       No [ ]

   As of April 30, 2000, outstanding shares of Common Stock, par value $1.25, were 196,376,029 (net of 1,692,258 treasury shares).

FIRST SECURITY CORPORATION - INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Statements of Income
  Three Months Ended March 31, 2000 and 1999
Consolidated Balance Sheets
  March 31, 2000, December 31, 1999, and March 31, 1999
Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2000 and 1999
Condensed Consolidated Statements of Comprehensive Income
  Three Months Ended March 31, 2000 and 1999
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:
Forward-Looking Statements
Highlights
Summary
Merger with Wells Fargo & Company
Zions Bancorporation and First Security Corporation Merger of Equals Terminated Line of Business Segments
Analysis of Statements of Income:
  Net Income
  Revenues
  Net Interest Income and Net Interest Margin
  Provision For Loan Losses
  Noninterest Income
  Noninterest Expenses
Analysis of Balance Sheets:
  Summary
  Interest-Earning Assets: Trading Account Securities and Other Money Market
    Investments
  Interest-Earning Assets: Available for Sale Securities
  Interest-Earning Assets: Loans
  Asset Quality: Problem Assets and Potential Problem Assets
  Asset Quality: Reserve for Loan Losses
  Asset Quality: Provision for Loan Losses
  Asset/Liability Management
  Asset/Liability Management: Liquidity
  Asset/Liability Management: Market Risk Management
  Asset/Liability Management: Interest Rate Risk (Excluding Trading Account
    Securities)
  Asset/Liability Management: Market Risk - Trading Account Securities

  Other Assets and Liabilities
  Common and Preferred Stock
  Stockholders' Equity and Capital Adequacy
National and Regional Economy
Factors That May Affect Future Results of Operations and Financial Condition Supplemental Financial Tables: Financial Highlights, Risk-Based Capital Ratios

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibit 10. Material Contracts:
    * Exhibit 10.1: Agreement and Plan of Merger, dated as of June 6, 1999 by and among Zions Bancorporation and First Security Corporation (Ex. 99.1 to First Security's Report on Form SC 13D, filed June 16, 1999, incorporated by reference; also Ex. 99.1 to First Security's Report on Form SC 13D, filed June 18, 1999, incorporated by reference).
    * Exhibit 10.2: Stock Option Agreement, dated as of June 8, 1999, by and between Zions Bancorporation and First Security Corporation (Ex. 99.2 to First Security's Report on Form SC 13D, filed June 16, 1999, incorporated by reference).
    * Exhibit 10.3: Stock Option Agreement, dated as of June 8, 1999, by and between First Security Corporation and Zions Bancorporation (Ex. 99.2 to First Security's Report on Form SC 13D, filed June 18, 1999, incorporated by reference).
    * Exhibit 10.4: Agreement and Plan of Reorganization, dated as of April 9, 2000 by and between Wells Fargo & Company and First Security Corporation (attached).
    * Exhibit 10.5: Stock Option Agreement, dated as of April 9, 2000, by and between Wells Fargo & Company and First Security Corporation (attached).
    Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).
(b) Reports on Form 8-K:
    * January 20, 2000, announcing a January 18, 2000 press release with regard to a branch divestiture agreement required to complete the pending merger with Zions Bancorporation.
    * February 1, 2000, regarding a January 19, 2000 press release concerning 1999 earnings.
    * March 3, 2000, regarding a March 3, 2000 press release containing a merger update of projected revenues and earnings.
    * March 23, 2000, containing a March 22, 2000 press release relating to the March 22, 2000 special meeting of First Security shareholders to vote on matters relating to the pending merger with Zions Bancorporation.
    * April 10, 2000, announcing a press release of an April 9, 2000 agreement to merge with Wells Fargo & Company.

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited)

For the Periods Ended March 31,                             2000        1999        $Chg       %Chg
------------------------------------------------------  ---------   ---------   ---------    -------
INTEREST INCOME:
Interest & fees on loans                                $329,288    $282,442    $ 46,846       16.6
Federal funds sold & securities purchased                  4,777       1,918       2,859      149.1
Interest-bearing deposits in other banks                      66          64           2        3.1
Trading account securities                                   297       4,343      (4,046)     (93.2)
Available for sale securities                             86,678      80,262       6,416        8.0
------------------------------------------------------  ---------   ---------   ---------    -------
TOTAL INTEREST INCOME                                    421,106     369,029      52,077       14.1
------------------------------------------------------  ---------   ---------   ---------    -------
INTEREST EXPENSE:
Deposits                                                 112,590      98,063      14,527       14.8
Short-term borrowings                                     70,279      50,277      20,002       39.8
Long-term debt                                            40,051      38,914       1,137        2.9
------------------------------------------------------  ---------   ---------   ---------    -------
TOTAL INTEREST EXPENSE                                   222,920     187,254      35,666       19.0
------------------------------------------------------  ---------   ---------   ---------    -------
NET INTEREST INCOME                                      198,186     181,775      16,411        9.0
Provision for loan losses                                 20,545      16,877       3,668       21.7
------------------------------------------------------  ---------   ---------   ---------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS        177,641     164,898      12,743        7.7
------------------------------------------------------  ---------   ---------   ---------    -------
NONINTEREST INCOME:
Service charges on deposit accounts                       21,787      21,254         533        2.5
Other service charges, collections,
  commissions, & fees                                     15,292      16,695      (1,403)      (8.4)
Asset sale / securitization gains                         (3,047)     22,130     (25,177)    (113.8)
Bankcard servicing fees & third-party
  processing fees                                            814       1,529        (715)     (46.8)
Commissions & fees: insurance                              5,860       5,340         520        9.7
Commissions & fees: securities                            30,538      13,268      17,270      130.2
Mortgage banking & loan servicing activities              36,760      43,787      (7,027)     (16.0)
Loan servicing rights amortization                        (9,766)    (13,797)      4,031       29.2
Trust (fiduciary) commissions & fees                       8,793       7,792       1,001       12.8
Trading account securities gains (losses)                 12,125         929      11,196    1,205.2
Available for sale securities gains (losses)                 600       8,983      (8,383)     (93.3)
Other                                                      5,662      (3,744)      9,406      251.2
------------------------------------------------------  ---------   ---------   ---------    -------
TOTAL NONINTEREST INCOME                                 125,418     124,166       1,252        1.0
------------------------------------------------------  ---------   ---------   ---------    -------
NONINTEREST EXPENSES:
Salaries & employee benefits                             121,494     114,562       6,932        6.1
Amortization of goodwill & other intangibles               5,443       3,757       1,686       44.9
Armored & messenger                                        2,157       1,890         267       14.1
Bankcard interbank interchange & fees                      4,591       3,577       1,014       28.3
Computer service & software                                6,336       5,554         782       14.1
Credit, appraisal & repossessions                          7,049       7,055          (6)      (0.1)
Fees                                                       7,239       4,025       3,214       79.9
Furniture & equipment                                     18,317      17,052       1,265        7.4
Insurance                                                  2,339       1,049       1,290      123.0
Marketing                                                  2,699       4,021      (1,322)     (32.9)
Occupancy, net                                            12,550      11,123       1,427       12.8
Other real estate & loss provision (recovery), net           115         (72)        187      259.7
Postage                                                    3,288       3,636        (348)      (9.6)
Professional                                               4,004       3,786         218        5.8
Stationery & supplies                                      4,082       5,231      (1,149)     (22.0)
Telephone                                                  5,957       5,330         627       11.8
Travel                                                     2,591       3,023        (432)     (14.3)
Other                                                     40,034      (2,184)     42,218    1,933.1
------------------------------------------------------  ---------   ---------   ---------    -------
TOTAL NONINTEREST EXPENSES                               250,285     192,415      57,870       30.1
------------------------------------------------------  ---------   ---------   ---------    -------
INCOME BEFORE PROVISION FOR INCOME TAXES                  52,774      96,649     (43,875)     (45.4)
Provision for income taxes                                17,783      31,771     (13,988)     (44.0)
------------------------------------------------------  ---------   ---------   ---------    -------
NET INCOME                                              $ 34,991    $ 64,878    $(29,887)     (46.1)
======================================================  =========   =========   =========    =======
Dividend requirement of preferred stock                 $      7    $      7    $    -          -
------------------------------------------------------  ---------   ---------   ---------    -------
NET INCOME APPLICABLE TO COMMON STOCK                   $ 34,984    $ 64,871    $(29,887)     (46.1)
======================================================  =========   =========   =========    =======
Common stock dividend                                   $ 27,446    $ 26,583    $    863        3.2
======================================================  =========   =========   =========    =======
EARNINGS PER COMMON SHARE:
Earnings per common share basic                         $   0.18    $   0.34    $  (0.16)     (47.1)
Earnings per common share diluted                           0.17        0.34       (0.17)     (50.0)
Common shares basic [Avg]                                196,030     188,242       7,788        4.1
Common shares diluted [Avg]                              200,191     193,403       6,788        3.5
======================================================  =========   =========   =========    =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)            $ 0.7875    $ 0.7875    $    -          -
Common stock dividend                                       0.14        0.14         -          -
======================================================  =========   =========   =========    =======
See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands; unaudited) (A)

As of                                                       March 31    December 31       March 31        Mar/Mar    Mar/Mar
                                                                2000           1999           1999           $Chg       %Chg
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
ASSETS:
Cash & due from banks                                    $   991,203    $   926,148    $ 1,058,830    $   (67,627)      (6.4)
Federal funds sold & securities purchased
  under resale agreements                                    143,191        167,949         15,000        128,191      854.6
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Total Cash & Cash Equivalents                              1,134,394      1,094,097      1,073,830         60,564        5.6
Interest-bearing deposits in other banks                       3,472          2,902          7,310         (3,838)     (52.5)
Trading account securities                                    29,052         22,650        396,563       (367,511)     (92.7)
Available for sale securities, at fair value               5,324,658      5,528,269      5,825,155       (500,497)      (8.6)
  (Amortized cost: $5,569,817; $5,740,611 and
  $5,812,648; respectively)
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Loans, net of unearned income                             15,086,559     14,578,537     13,160,919      1,925,640       14.6
  (Unearned income: $191,249; $177,669 and
  $130,658; respectively)
Reserve for loan losses                                     (174,443)      (174,443)      (173,350)        (1,093)       0.6
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Total Loans, Net                                          14,912,116     14,404,094     12,987,569      1,924,547       14.8
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Premises & equipment, net                                    427,583        429,422        397,223         30,360        7.6
Accrued income receivable                                    125,722        119,895        119,011          6,711        5.6
Other real estate                                              7,408          8,055          3,404          4,004      117.6
Loan servicing rights                                        196,545        196,256        169,140         27,405       16.2
Goodwill and other intangible assets                         356,984        364,466        302,926         54,058       17.8
Other assets                                                 818,648        822,821        677,091        141,557       20.9
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
TOTAL ASSETS                                             $23,336,582    $22,992,927    $21,959,222    $ 1,377,360        6.3
======================================================= ============   ============   ============   ============     =======
LIABILITIES:
Deposits: noninterest-bearing                            $ 2,291,167    $ 2,272,811    $ 2,489,976    $  (198,809)      (8.0)
Deposits: interest-bearing                                11,312,204     10,937,605     10,083,997      1,228,207       12.2
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Total Deposits                                            13,603,371     13,210,416     12,573,973      1,029,398        8.2
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Federal funds purchased & securities sold under
  repurchase agreements                                    3,613,171      3,697,346      3,937,858       (324,687)      (8.2)
U.S. Treasury demand notes                                    16,247         34,993         35,407        (19,160)     (54.1)
Other short-term borrowings                                1,162,392      1,055,026        263,018        899,374      341.9
Accrued income taxes                                         351,318        349,986        355,020         (3,702)      (1.0)
Accrued interest payable                                      70,898         57,844         60,706         10,192       16.8
Other liabilities                                            286,111        231,661        361,141        (75,030)     (20.8)
Long-term debt                                             2,474,930      2,585,755      2,706,320       (231,390)      (8.5)
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
TOTAL LIABILITIES                                         21,578,438     21,223,027     20,293,443      1,284,995        6.3
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A"
  $3.15 cumulative convertible                                   447            451            476            (29)      (6.1)
  (Shares issued: 9; 9 and 9; respectively)
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Common Stockholders' Equity:
Common stock: par value $1.25                                247,304        247,058        239,282          8,022        3.4
  (Shares issued: 197,844; 197,646 and
  191,425; respectively)
Paid-in surplus                                              298,137        296,822        185,456        112,681       60.8
Retained earnings                                          1,406,157      1,398,619      1,271,552        134,605       10.6
Accumulated other comprehensive income                      (152,093)      (131,652)         8,359       (160,452)   (1919.5)
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Subtotal                                                   1,799,505      1,810,847      1,704,649         94,856        5.6
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Common treasury stock, at cost                               (41,808)       (41,398)       (39,346)        (2,462)       6.3
  (Shares: 1,690; 1,675 and 1,592; respectively)
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
Total Common Stockholders' Equity                          1,757,697      1,769,449      1,665,303         92,394        5.5
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
TOTAL STOCKHOLDERS' EQUITY                                 1,758,144      1,769,900      1,665,779         92,365        5.5
------------------------------------------------------- ------------   ------------   ------------   ------------     -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $23,336,582    $22,992,927    $21,959,222    $ 1,377,360        6.3
======================================================= ============   ============   ============   ============     =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except number of shares; unaudited)

For the Three Months Ended March 31, 2000 and 1999                           2000        1999
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    $  247,264  $1,256,724
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                      183,969     172,032
Redemption of matured available for sale securities                       123,524     514,118
Purchases of available for sale securities                               (136,357) (1,772,894)
Net (increase) decrease in interest-bearing deposits
  in other banks                                                             (570)     (6,706)
Net (increase) decrease in loans                                         (611,706) (1,208,277)
Proceeds from sales of auto loans                                             -     1,007,721
Purchases of premises and equipment                                       (15,373)    (13,432)
Proceeds from sales of other real estate                                    3,313       2,564
Payments to improve other real estate                                         -        (1,391)
Net cash (paid for) received from acquisitions                                -       (87,979)
--------------------------------------------------------------------- ----------- -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (453,200) (1,394,244)
--------------------------------------------------------------------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                       392,955     (84,600)
Net increase (decrease) in Federal funds purchased,
  securities sold under repurchase agreements,
  and U.S. Treasury demand notes                                         (102,921)    201,101
Proceeds (payments) on nonrecourse debt
  on leveraged leases                                                     (14,035)     13,570
Proceeds from issuance of long-term debt
  and short-term borrowings                                               107,366      98,167
Payments on long-term debt and short-term borrowings                     (110,825)   (231,812)
Proceeds from issuance of common stock
  and sales of treasury stock                                               1,557       2,365
Purchases of treasury stock                                                  (410)    (17,396)
Dividends paid                                                            (27,454)    (26,590)
---------------------------------------------------------------------  ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       246,233     (45,195)
---------------------------------------------------------------------  ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       40,297    (182,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,094,097   1,256,545
---------------------------------------------------------------------  ----------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $1,134,394  $1,073,830
=====================================================================  =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) FOR:
  Interest                                                             $  209,866  $  714,833
  Income taxes                                                              3,282         206
===================================================================== =========== ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted (not rounded)                           86         145
  Number of common shares issued (not rounded)                         $    3,526  $    5,945
  Conversion value                                                              5           8
Transfer of loans to other real estate                                      2,442         493
Net unrealized gain (loss) on available for sale
  securities included in stockholders' equity                             (20,441)    (22,018)
Acquisitions:
  Assets acquired                                                             -        17,612
  Liabilities assumed                                                         -         3,960
  Number of FSCO shares issued (not rounded)                                  -     3,418,824
===================================================================== =========== ===========

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)
For the Three Month Periods Ended March 31, 2000 and 1999
                                                  2000         1999      $Change     %Chg
----------------------------------------------------    ---------    --------     -------
NET INCOME                                  $  34,991    $  64,878    $ (29,887)    (46.1)
----------------------------------------------------    ---------    --------     -------
OTHER COMPREHENSIVE INCOME, AFTER TAX         (20,441)     (22,018)       1,577       7.2
----------------------------------------------------    ---------    --------     -------
COMPREHENSIVE INCOME                           14,550       42,860      (28,310)    (66.1)
====================================================    =========    ========     =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of First Security's management, the accompanying unaudited consolidated financial statements of First Security contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, First Security's: results of operations for the three months ended March 31, 2000 and 1999; financial position as of March 31, 2000, December 31, 1999, and March 31, 1999; and cash flows for the three months ended March 31, 2000 and 1999.

   2. First Security's results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

   3. Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.

   4. First Security's financial statements and commentary incorporate fair market values for balances added and earnings since their acquisition from the following purchase acquisitions completed in 1999:
   * On February 12, 1999, First Security acquired Van Kasper & Company and renamed it First Security Van Kasper (FS Van Kasper, headquartered in San Francisco, California). FS Van Kasper is First Security's full-service investment banking and brokerage subsidiary. First Security issued 3,338,000 shares of its common stock, with a contingent issuance of 1,159,000 shares after three years if earnings targets are met or in the case of other events, such as a merger or change of control. Van Kasper's assets and liabilities at the date of acquisition approximated $19,609,000 and $12,782,000, respectively.
   * On June 1, 1999, First Security acquired Comstock Bancorp and its Comstock Bank subsidiary. First Security issued 3,476,000 shares of its common stock in the transaction. Comstock's assets and liabilities at the date of acquisition approximated $208,092,000 and $193,371,000, respectively.
   * On June 14, 1999, First Security acquired XEON Financial Corporation and its Nevada Banking Company subsidiary. First Security issued 1,562,000 shares of its common stock in the transaction. XEON's assets and liabilities at the date of acquisition approximated $121,740,000 and $112,801,000, respectively.
   The three transaction listed above were accounted for using the purchase method of accounting and resulted in intangible assets for First Security of approximately $148,474,000 which are amortized over 25 years, except for core deposits, which are amortized over 10 years.

   Pro forma results of operations for 2000 and 1999, as if the above acquired companies had combined at the beginning of the periods, are not presented because the effect was not material.
   In addition to the acquisitions listed above that are included in First Security's financial statements, on May 1, 2000, First Security acquired Black & Company Inc., a securities firm headquartered in Portland, Oregon with more than 50 employees and 20,000 clients nationwide. First Security issued 447,457 of its common shares in this purchase transaction, with a contingent issuance of another 100,450 after one year and another contingent issuance of up to 347,120 shares after three years, subject to earnings and other conditions. At the date of acquisition, Black & Company had assets and liabilities of approximately $3,832,000 and $1,798,000, respectively.

   5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks and Federal funds sold and securities purchased under resale agreements.

   6. In accordance with Statement of Financial Accounting Standards (SFAS) No. 125, First Security's capitalized loan servicing rights for the three months ended March 31, 2000 included $2.3 million originated and $9.8 million amortized during the period.

   7. Effective January 1, 1998, First Security adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures of certain information about First Security's reportable operating segments. First Security has the following reportable line of business segments: Community Banking Services; Retail Lending Services; Business Banking Services; Capital Markets, Treasury, & Investment Management; and Parent & Other.
   Interest income and expense as well as the total average assets and total average deposits are reported following the same accounting policies described in Note 1 to the financial statements in First Security's 1999 Annual Report on Form 10-K (hereby incorporated by reference). Intersegment interest income and expense are derived by modeling loans and deposits to determine duration-based funds transfer pricing rates. Such rates are applied to loans and deposits to determine intersegment interest income and expense. In addition, certain operating, general and administrative expenses are allocated between and among the business segments to derive net income.
   First Security advises readers that its line of business segment data for periods prior to 1999 has undergone material changes in the alignment of products and business units within the lines of business, and in internal reporting and cost allocation systems. As a result, data for those periods was either unavailable, or if shown, may not be comparable with 1999. In addition, First Security further advises readers that its actual results for future periods could differ materially from those anticipated or projected.

LINE OF BUSINESS SEGMENTS - SELECTED DATA (in thousands; unaudited) (A)
                                                                                        Capital
                                                                                       Markets,
                                            Community        Retail      Business    Treasury &
                                              Banking       Lending       Banking    Investment        Parent          Total
                                             Services      Services      Services    Management       & Other           FSCO
----------------------------------------- ------------  ------------  ------------  ------------  ------------  ------------
For the Year-To-Date Three Months Ended March 31, 2000
Total assets (Avg)                         $  603,057    $9,362,713    $4,598,570    $5,644,211    $2,870,850    $23,079,401
Total deposits (Avg)                        9,480,549       165,610     1,099,761       332,654     2,166,140     13,244,714
Interest income                                 3,602       209,125        87,981        87,037        33,361        421,106
Interest expense                               96,658        (1,682)        8,843        59,221        59,880        222,920
Intersegment interest income (expense) net    155,801      (133,990)      (44,338)      (24,136)       46,663            -
Provision for income taxes                     12,360         6,783         7,829         5,047       (14,236)        17,783
Net income                                     19,743        10,834        12,506         8,062       (16,154)        34,991
----------------------------------------- ------------  ------------  ------------  ------------  ------------  ------------
For the Year-To-Date Three Months Ended March 31, 1999
Total assets (Avg)                         $  628,457    $8,944,386    $3,882,368    $5,072,145    $2,908,180    $21,435,536
Total deposits (Avg)                        8,875,035       221,509       739,333       347,863     2,187,459     12,371,199
Interest income                                 1,863       183,804        72,180        79,298        31,884        369,029
Interest expense                               88,741           -           5,841        50,365        42,307        187,254
Intersegment interest income (expense) net    130,169      (111,149)      (35,129)      (18,755)       34,864            -
Provision for income taxes                      3,894        15,415         5,318         3,115         4,029         31,771
Net income                                      5,936        24,717        10,284         5,021        18,920         64,878
========================================= ============  ============  ============  ============  ============  ============

(A) For the periods reported, FSCO:
    * reported intersegment interest income and interest expenses on a net basis;
    * had no material revenues from foreign countries;
    * did not rely on any single major customer for 10% or more of external revenues;

   8. In accordance with Securities and Exchange Commission (SEC) Rule 210.4-08(n) of Regulation S-X "Accounting policies for certain derivative instruments", First Security's accounting policies for derivative instruments were discussed in detail in its 1999 Annual Report on Form 10-K (hereby incorporated by reference). Since the filing of that report, there have been no material changes in First Security's accounting policies for derivative instruments.

   9. Effective January 1, 1999, First Security adopted SFAS No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans for Sale by a Mortgage Banking Enterprise", which allows an entity engaged in mortgage banking activities to classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold those investments. The adoption of SFAS No. 134 did not have a material effect on First Security's consolidated financial statements.

  10. On July 7, 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", an amendment of SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 supercedes: SFAS No. 80, "Accounting for Futures Contracts"; SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk"; and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of

Financial Instruments"; and also amends certain aspects of other SFAS's previously issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. First Security management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities and does not plan to implement SFAS No. 133 early.

  11. On April 10, 2000, First Security and Wells Fargo & Company (NYSE: WFC) announced the signing of an Agreement and Plan of Reorganization, a copy of which is filed as Exhibit 10.4 to this report. Wells Fargo is a $222 billion diversified financial services company providing banking, insurance, investments, mortgage and consumer finance from more than 5,300 financial services stores and the Internet (wellsfargo.com) across North America and elsewhere internationally. The combined company will be the largest banking franchise in deposits in Utah, Nevada, New Mexico, and Idaho, which comprise the nation's fastest growing regional economy.
   Pursuant to the Agreement and Plan of Reorganization, each share of First Security stock will be converted into 0.355 of a share of Wells Fargo stock. Based on Wells Fargo's closing stock price of $43.6875 on April 3, 2000, the agreement values each First Security share at $15.50, for a total transaction value of approximately $3.2 billion.
   The proposed merger is expected to be completed late in the third quarter or early in the fourth quarter of 2000 and is expected to be accounted for as a pooling of interests. It is expected to be a tax-free transaction for First Security stockholders and requires approval from banking regulators and First Security stockholders. To receive federal regulatory approval and comply with government anti-trust guidelines, First Security and Wells Fargo expect to sell about $1.2 billion of deposits and associated loans.

FIRST SECURITY CORPORATION (FSCO)
PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS (MDA) OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIS MDA SHOULD BE READ IN CONJUNCTION WITH FIRST SECURITY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. First Security cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   First Security advises readers that various risks and uncertainties could affect First Security's financial performance and could cause First Security's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions where First Security operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting First Security's operations and personnel.
   With respect to the announced merger with Wells Fargo, discussed in more detail below, risks and uncertainties in connection with First Security's merger into Wells Fargo include, but are not limited to:
* combining the business of First Security and Wells Fargo may cost more than expected;
* the timing of the completion of the merger and new operations may be delayed or prohibited;
* there may be increases in competitive pressures among financial institutions;
* general economic conditions, either nationally or locally in areas in which First Security conducts its operations, or conditions in securities markets may be less favorable than currently anticipated;
* combining the businesses of First Security and Wells Fargo may require divestiture of branches, deposits or loans as a result of the merger in an amount greater than expected;
* legislation or regulatory changes may adversely affect the ability of the combined company to conduct, or the accounting for, business combinations and new operations;

* integrating the business of First Security and Wells Fargo and retaining key personnel may be more difficult than expected;
* the combined company may lose more business or customers after the merger than expected.
* In connection with the Merger, Wells Fargo and First Security are in the process of reviewing their respective accounting policies with a view towards possibly conforming certain policies of First Security to those of Wells Fargo either prior to or substantially concurrently with the closing of the Merger. While no decisions have yet been made by First Security concerning the nature or scope of any adjustments that may be required in connection with its review, it is contemplated that certain adjustments or accruals would be required to be made to First Security's financial statements in the event its current policies were to be fully conformed. It is not possible at this time to determine the precise range of any such adjustments.
   First Security specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

HIGHLIGHTS:

* Net income of $35.0 million or $0.17 per share diluted. Excluding termination expenses related to the failed merger with Zions Bancorporation, net income was $58.4 million or $0.29 per share diluted
* Total assets of $23.3 billion
* Total equity of $1.8 billion
* Terminated agreement to merge with Zions Bancorporation
* Agreed to merge with Wells Fargo & Company, expected to close in third quarter of 2000
* Acquired Black & Company, Inc. as of May 1, 2000

SUMMARY

   First Security Corporation (Nasdaq: FSCO) reported first quarter 2000 earnings $35.0 million or $0.17 per share diluted. Excluding merger termination expenses of $36.0 million pre-tax, $23.4 million after-tax, relating to the termination of its merger agreement with Zions Bancorporation, net income was $58.4 million or $0.29 per share diluted. In addition to the termination expenses, first quarter earnings reflect the impact on earnings momentum of First Security's 10 month effort to complete a merger with Zions Bancorporation, the slowdown in mortgage banking and the interest rate pressures as previously discussed in First Security's earnings guidance given on March 3, 2000.

MERGER WITH WELLS FARGO & COMPANY

   On April 10, 2000, First Security and Wells Fargo & Company (NYSE: WFC) announced the signing of an Agreement and Plan of Reorganization, a copy of which is filed as Exhibit 10.4 to this report. Wells Fargo is a $222 billion diversified financial services company providing banking, insurance, investments, mortgage and consumer finance from more than 5,300 financial services stores and the Internet (wellsfargo.com) across North America and elsewhere internationally. The combined company will be the largest banking franchise in deposits in Utah, Nevada, New Mexico, and Idaho, which comprise the nation's fastest growing regional economy.
Pursuant to the Agreement and Plan of Reorganization, each share of First Security stock will be converted into 0.355 of a share of Wells Fargo stock. Based on Wells Fargo's closing stock price of $43.6875 on April 3, 2000, the agreement values each First Security share at $15.50, for a total transaction value of approximately $3.2 billion.
   The proposed merger is expected to be completed late in the third quarter or early in the fourth quarter of 2000 and is expected to be accounted for as a pooling of interests. It is expected to be a tax-free transaction for First Security stockholders and requires approval from banking regulators and First Security stockholders. To receive federal regulatory approval and comply with government anti-trust guidelines, First Security and Wells Fargo expect to sell about $1.2 billion of deposits and associated loans.

ZIONS BANCORPORATION AND FIRST SECURITY CORPORATION MERGER OF EQUALS
TERMINATED

   On June 6, 1999, First Security entered into a Definitive Agreement and Plan of Merger with Zions Bancorporation ("Zions")(Nasdaq: ZION). From that date until March 31, 2000, employees of both companies dedicated considerable effort to bring that merger to completion. First Security's stockholders approved the transaction at a meeting on March 22, 2000, but Zions' shareholders did not approve it at their meeting on March 31, 2000. First Security's board of directors voted to terminate the merger agreement and gave notice of such on April 1, 2000.
   Included in first quarter results are $36.0 million of expenses, $23.4 million after tax, relating to the termination of the merger agreement and subsequent disengagement. First Security will incur additional expenses related to disengagement of the merger integration work completed since June 6, 1999 by First Security and Zions Bancorporation.
   First Security owns 1.5 million shares of Zions common stock, which were purchased in anticipation of the merger and are held in First Security's available for sale portfolio and marked to market on a regular basis. As of March 31, 2000, First Security had incurred an unrealized pre-tax mark-to-market loss of $19.5 million on this investment.

LINE OF BUSINESS SEGMENTS

   First Security's organizational management structure consists of the following five "Line of Business" segments (see: MDA Supplemental Tables "Line of Business Segments"):
   * Community Banking Services provides transaction, deposit, electronic banking, and customer services.
   * Retail Lending Services provides a full range of credit products to retail and small-business customers including consumer loans (direct and indirect vehicle, credit cards, student loans, and other), residential real estate loans (mortgage, home equity, and construction), and commercial loans under $100,000. Retail Lending Services also makes loans (new and used car flooring, capital loans, and real estate loans) to selected types of businesses, including automobile dealers, residential lot developers, and home builders (for construction of single family residential homes).
   * Business Banking Services provides a full range of products to business customers, including commercial loans over $100,000, commercial real estate loans (term and construction), leases, and banking, trust, and financial services for businesses.
   * Capital Markets, Treasury, and Investment Management provides capital markets, treasury, personal investment, private banking, personal trust, insurance, investment management functions, and FS Van Kasper.
   * Parent and Other combines corporate administration, technology and processing services, acquired banks that have not been converted to First Security's systems, and intersegment eliminations. This line of business segment was restructured during the first quarter of 1999 by moving the accounting, tax, and purchasing functions from the Finance and Capital Markets segment to this segment.
   First Security advises readers that its actual results for future periods could differ materially from those anticipated or projected based on reported segment data, due to potential changes resulting from First Security's anticipated merger with Wells Fargo.

LINE OF BUSINESS SEGMENTS - SELECTED DATA (in thousands; unaudited) (A)
                                                                                        Capital
                                                                                       Markets,
                                            Community        Retail      Business    Treasury &
                                              Banking       Lending       Banking    Investment        Parent          Total
                                             Services      Services      Services    Management       & Other           FSCO
----------------------------------------- ------------  ------------  ------------  ------------  ------------  ------------
For the Year-To-Date Three Months Ended March 31, 2000
Total assets (Avg)                         $  603,057    $9,362,713    $4,598,570    $5,644,211    $2,870,850    $23,079,401
Total deposits (Avg)                        9,480,549       165,610     1,099,761       332,654     2,166,140     13,244,714
Interest income                                 3,602       209,125        87,981        87,037        33,361        421,106
Interest expense                               96,658        (1,682)        8,843        59,221        59,880        222,920
Intersegment interest income (expense) net    155,801      (133,990)      (44,338)      (24,136)       46,663            -
Provision for income taxes                     12,360         6,783         7,829         5,047       (14,236)        17,783
Net income                                     19,743        10,834        12,506         8,062       (16,154)        34,991
----------------------------------------- ------------  ------------  ------------  ------------  ------------  ------------
For the Year-To-Date Three Months Ended March 31, 1999
Total assets (Avg)                         $  628,457    $8,944,386    $3,882,368    $5,072,145    $2,908,180    $21,435,536
Total deposits (Avg)                        8,875,035       221,509       739,333       347,863     2,187,459     12,371,199
Interest income                                 1,863       183,804        72,180        79,298        31,884        369,029
Interest expense                               88,741           -           5,841        50,365        42,307        187,254
Intersegment interest income (expense) net    130,169      (111,149)      (35,129)      (18,755)       34,864            -
Provision for income taxes                      3,894        15,415         5,318         3,115         4,029         31,771
Net income                                      5,936        24,717        10,284         5,021        18,920         64,878
========================================= ============  ============  ============  ============  ============  ============

(A) For the periods reported, FSCO:
    * reported intersegment interest income and interest expenses on a net basis;
    * had no material revenues from foreign countries;
    * did not rely on any single major customer for 10% or more of external revenues;

ANALYSIS OF STATEMENTS OF INCOME

NET INCOME

   First Security had net income of $35.0 million for the first quarter of 2000, down $31.3 million or 47.2% from the fourth quarter and down $29.9 million or 46.1% from the first quarter of 1999. EPS diluted were $0.17 for the quarter, down $0.16 or 48.5% from the fourth quarter and $0.17 or 50.0% from the first quarter of 1999.
   Excluding the expenses related to the termination of the merger agreement with Zions, First Security had net income of $58.4 million for the first three months of 2000, down $7.9 million or 11.9% from $66.3 million for the fourth quarter of 1999 and down $6.5 million or 10.0% from $64.9 million for the first quarter of 1999.
   This net income excluding the merger termination expenses represented earnings per share (EPS) diluted of $0.29 for the first quarter of 2000, down $0.04 or 12.1% from $0.33 for the fourth quarter and down $0.05 or 14.7% from $0.34 EPS for the year-ago period.
   Results excluding the merger termination expenses were substantially better than the earnings guidance of $0.24 to $0.26 EPS for the first quarter given in a March 3, 2000 press release in which First Security issued an update concerning its anticipated earnings forecast. First Quarter results reflect First Security's aggressive effort to reposition its mortgage business, to improve the net interest margin, and to return to more normalized chargeoffs in the consumer loan area.
   The return on average assets (ROAA) was 0.61% for the quarter, and the return on average equity (ROAE) was 8.01%. The return on average assets
(ROAA) from operating earnings was 1.02%, compared with 1.13% and 1.21% for the fourth and first quarters of 1999, respectively. The return on average equity (ROAE) for the quarter was 13.37%, compared with 14.87% and 16.47% ROAE for the prior year periods.
   The return on average assets (ROAA) was 0.61% for the quarter, compared with 1.13% and 1.21% for the fourth and first quarters of 1999, respectively. Excluding the merger termination expenses, the ROAA was 1.02%.
   The return on average equity (ROAE) was 8.01%, compared with 14.87% and 16.47% ROAE for the prior year periods. Excluding the merger termination expenses, the ROAE for the quarter was 13.37%.

REVENUES

   First Security's revenues (net interest income plus noninterest income) were $323.6 million for the first quarter of 2000, down $22.2 million or 6.4% from the 1999 fourth quarter, but up $17.7 million or 5.8% from the year-ago quarter.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A, B)

For the Three Months Ended March 31, 2000 and 1999
Average Balance           Yield/Rate %                                           Interest Inc/Exp     Change  Changes Due To:
        2000         1999  2000  1999                                                2000      1999  2000-99  Volume    Rate
------------  ----------- ----- -----  ----------------------------------------- --------  --------  -------  ------  ------
                                       INTEREST-EARNING ASSETS / INCOME:
 $   333,255  $   168,410  5.73  4.56  Federal funds sold & securities purchased $  4,777  $  1,918  $ 2,859 $ 1,877  $  982
       2,788        8,371  9.47  3.06  Int-bear deposits in other banks                66        64        2     (43)     45
      12,778      274,855  9.30  6.32  Trading account securities                     297     4,343   (4,046) (4,141)     95
                                       Available for sale securities,
   5,632,690    5,006,332  6.27  6.57    amortized cost                            88,234    82,237    5,997  10,289  (4,292)
                                       Loans, net of unearned income &
  14,384,162   13,457,344  9.18  8.42    deferred taxes on leases (C)             330,044   283,127   46,917  19,499  27,418
------------  ----------- ----- -----  ----------------------------------------- --------  --------  -------  ------  ------
 $20,365,673  $18,915,312  8.32  7.86  TOTAL INTEREST-EARNING ASSETS / INCOME     423,418   371,689   51,729  27,481  24,248
------------  ----------- ----- -----  ----------------------------------------- --------  --------  -------  ------  ------

                                       INTEREST-BEARING LIABILITIES / EXPENSE:
                                       Interest-Bearing Deposits:
 $   283,789  $   367,041  1.50  1.40  Interest-bearing demand accounts             1,065     1,282     (217)   (291)     74
   5,229,079    4,603,616  2.67  2.66  Savings & money market accounts             34,863    30,620    4,243   4,160      83
   1,832,828    1,386,358  5.61  5.37  Time deposits of $100,000 or more           25,693    18,595    7,098   5,988   1,110
   3,795,921    3,539,644  5.37  5.38  Other time deposits                         50,969    47,566    3,403   3,444     (41)
------------  ----------- ----- -----  ----------------------------------------- --------  --------  -------  ------  ------
  11,141,617    9,896,659  4.04  3.96  TOTAL INTEREST-BEARING DEPOSITS            112,590    98,063   14,527  13,301   1,226
------------  ----------- ----- -----  ----------------------------------------- --------  --------  -------  ------  ------
   3,829,052    3,721,928  5.54  4.68  Federal funds purchased & securities sold   53,005    43,526    9,479   1,253   8,226
   1,126,832      443,510  6.13  6.09  Other short-term borrowings                 17,274     6,751   10,523  10,401     122
   2,520,392    2,653,130  6.36  5.87  Long-term debt                              40,051    38,914    1,137  (1,947)  3,084
------------  ----------- ----- -----  ----------------------------------------- --------  --------  -------  ------  ------
 $18,617,893  $16,715,227  4.79  4.48  TOTAL INTEREST-BEAR LIABILITIES / EXPENSE  222,920   187,254   35,666  23,008  12,658
------------  ----------- ----- -----  ----------------------------------------- --------  --------  -------  ------  ------
                           8.32  7.86  Interest income FTE / earning assets
                           4.38  3.96  Interest expense / earning assets
                          -----  ----  -----------------------------------------
                           3.94  3.90  Net interest income FTE / earning assets   200,498   184,435   16,063   4,473  11,590
                                       Less fully taxable equivalent adjustment     2,312     2,660     (348)
------------  ----------- ----- -----  ----------------------------------------- --------  --------  -------  ------  ------
                                       NET INTEREST INCOME                       $198,186  $181,775  $16,411
============  =========== ===== =====  ========================================= ========  ========  =======  ======  ======

(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 2000 and 1999.
(C) Loans include nonaccruing loans.
    Interest on loans includes fees of $14,587 and $12,904 for the 2000 and 1999 quarters, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

   First Security's net interest income on a fully taxable equivalent (FTE) basis was $200.5 million for year-to-date 2000, down $18.7 million or 8.5% from the 1999 fourth quarter, but up $16.1 million or 8.7% from one year ago. Late in the fourth quarter of 1999, First Security took steps to reposition its investment portfolio to support the balance sheet management approach it would implement in the new First Security after consummation of the subsequently cancelled merger with Zions. This reduction in the investment portfolio, combined with other balance sheet strategies implemented in anticipation of the merger resulted in lower net interest income compared with the fourth quarter of 1999. The increase over first quarter 1999 was due to a combination of continued strong growth in loans, net of loan sales and securitizations, and in available for sale (AFS) securities.
   In anticipation of the merger with Zions, First Security repositioned its balance sheet, resulting, temporarily, in increased reliance on short-term funding. With the Federal Reserve Board's multiple increases in the targeted Federal Funds rates and with its forward bias toward increasing interest rates to address inflationary concerns, interest expense has been and will continue to be under pressure in the near term. Also, First Security completed an issuance of $200 million of subordinated debt in December of 1999, which debt carries certain favorable call features with commensurate interest rate pricing. In a rapidly rising interest rate environment, the ongoing work of First Security to reprice its loan portfolio will lag the increases in funding cost.
   First Security's net interest margin was 3.94% for the first quarter of 2000, down 34 basis points from the fourth quarter, but up 4 basis points from the year-ago quarter. First Security is experiencing pressure on its net interest margin due to several factors including: strong volume growth in loans offset by decreases in AFS securities financed by higher marginal funding costs; sales of higher-yielding earning assets through securitizations; and refinancing of mortgages at lower rates and higher overall funding costs.

PROVISION FOR LOAN LOSSES

   In its annual report on Form 10-K (hereby incorporated by reference), First Security projected a possible first quarter increase in its provision for loan losses, which was up moderately to $20.5 million for the first quarter of 2000, up $1.3 million or 7.0% from the fourth quarter and up $3.7 million or 21.7% from the first quarter of 1999. These increases reflect some seasonality and a temporary problem with the consumer collection system, which has since been corrected.

NONINTEREST INCOME

   First Security's noninterest income was $125.4 million for the first quarter of 2000, down $3.8 million or 2.9% from the 1999 fourth quarter, but up $1.3 million or 1.0% from the year-ago quarter. The decrease is indicative of decreased earnings from mortgage banking activities, offset by growth in commissions and fees from securities and insurance transactions; collections, commissions, and fees; and securities gains. First Security's ratio of noninterest income to total revenue was 38.76% for the quarter, up from 37.36% for the 1999 fourth quarter, but down from 40.58% for the year-ago quarter.

NONINTEREST EXPENSES

   First Security's noninterest expenses were $250.3 million for the first quarter of 2000, up $25.9 million or 11.5% from the fourth quarter, and up $57.9 million or 30.1% from the first quarter of 1999. The largest component of the increases was $36.0 million in merger termination expenses related to the failed merger with Zions Bancorporation.
   Excluding the $36.0 million of expenses resulting from the failed merger with Zions, noninterest expenses on an operating basis were $214.2 million, down $10.2 million or 4.5% from the 1999 fourth quarter, but up $21.8 million or 11.3% from the year-ago quarter.
   The change from fourth quarter reflects the merger termination expenses, offset by efforts to control costs, while the year-over-year increase was primarily due to the merger termination expenses plus additions of revenue-generating personnel; additional personnel and operating expenses of recent purchase acquisitions; and the cost of strategic technological investments and upgrades, including Year 2000 expenditures.
   * First Security's salaries and benefits expense were $121.5 million for the quarter, up $1.2 million or 1.0% from the fourth quarter and up $6.9 million or 6.1% from the first quarter of 1999, reflecting acquisitions and increases in commission-based compensation, primarily related to the addition of and increases in securities brokerage activities during 2000 and the last half of 1999, offset to some degree by lower staffing levels in anticipation of the Zions merger.
   * First Security's nonpersonnel expenses were $128.8 million for the quarter, up $24.6 million or 23.6% from the fourth quarter and up $50.9 million or 65.4% from the first quarter of 1999. In addition to $36.0 million of merger termination expenses in the first quarter of 2000, increases were noted in occupancy and equipment, intangible amortization, and other noninterest expenses, reflecting acquisitions during 1999.
   First Security's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) was 76.79% for the first quarter of 2000, up from 64.42% for the 1999 fourth quarter and 62.35% for the year-ago quarter. Excluding the effect of the merger termination expenses, First Security's operating expense ratio was 65.74% for the first quarter of 2000.
   CrossLand Mortgage Corp., First Security's mortgage banking subsidiary, and First Security Van Kasper, First Security's full-service investment banking and brokerage subsidiary, have higher inherent operating expense ratios than First Security's bank subsidiaries. Excluding CrossLand Mortgage, FS Van Kasper and the merger termination expenses, First Security's operating expense ratio was 56.76% for the first quarter of 2000, up slightly from 56.11% for the fourth quarter but down from 58.51% for the first quarter of 1999.
   As the merger integration proceeds with Wells Fargo, First Security's conformance of accounting policies may result in expense accruals or other adjustments in future periods. First Security also will incur additional salary and benefits expense associated with retention and other bonus programs for employees.

ANALYSIS OF BALANCE SHEETS
SUMMARY
Assets, Interest-Earning Assets and Asset Quality

   First Security's total assets were $23.3 billion at March 31, 2000, up $0.3 billion or 1.5% from year-end 1999 and up $1.4 billion or 6.3% from one year ago. Loans, net of unearned income but before the reserve for loan losses, were $15.1 billion at quarter end, up $0.5 billion or 3.5% from year end 1999 due to strong, but slowing, loan demand, and up $1.9 billion or 14.6% from one year ago in spite of $2.0 billion in vehicle loan securitizations in the first half of 1999 and ongoing mortgage loan sales during the year. AFS securities were $5.3 billion at quarter end, down $0.2 billion or 3.7% from year end and down $0.5 billion or 8.6% from one year ago, reflecting merger-driven strategic decisions to reduce First Security's position in these assets.
   First Security will take actions to reposition its balance sheet, which may result in accounting or valuation adjustments in future periods.

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS

   First Security's trading account securities were $29.1 million at March 31, 2000, up $6.4 million or 28.3% from year end but down 92.7% from one year ago. In anticipation of the merger with Zions, First Security effectively discontinued its securities trading activity except for securities held in trading accounts pending sales to customers. Fluctuations in trading opportunities, reflected in the level of securities held, are a normal part of this function.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity requirements.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES

   First Security's available for sale (AFS) securities were $5.3 billion at March 31, 2000, down $0.2 billion or 3.7% from year end and $0.5 billion or 8.6% from one year ago. These decreases reflect a general balance sheet repositioning in anticipation of the merger with Zions. This has been accomplished by sales of securities as well as by not replacing maturing securities.

FIRST SECURITY CORPORATION
LOANS
(in thousands; unaudited) (A)
As of                                        Mar. 31   %Total        Dec. 31   %Total        Mar. 31   %Total   Mar/Mar
                                                2000    Loans           1999    Loans           1999    Loans     %Chg
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
COMMERCIAL LOANS:
Commercial & industrial                  $ 2,839,324     18.8    $ 2,852,681     19.6    $ 2,545,964     19.3     11.5
Agricultural                                 288,421      1.9        300,685      2.1        328,576      2.5    (12.2)
Other commercial                             140,650      0.9        160,738      1.1        258,810      2.0    (45.7)
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
TOTAL COMMERCIAL LOANS                     3,268,395     21.7      3,314,104     22.7      3,133,350     23.8      4.3
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
REAL ESTATE SECURED LOANS:
1 to 4 family residential term             2,257,490     15.0      2,252,057     15.4      2,780,440     21.1    (18.8)
1 to 4 family residential home equity        404,799      2.7        407,066      2.8        394,807      3.0      2.5
1 to 4 family residential construction       996,229      6.6        842,669      5.8        623,891      4.7     59.7
Commercial & other term                    1,655,414     11.0      1,661,991     11.4      1,344,653     10.2     23.1
Commercial & other construction              571,368      3.8        633,632      4.3        364,722      2.8     56.7
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
TOTAL REAL ESTATE SECURED LOANS            5,885,300     39.0      5,797,415     39.8      5,508,513     41.9      6.8
  Memo: Total real estate term             4,317,703     28.6      4,321,114     29.6      4,519,900     34.3     (4.5)
  Memo: Loans held for sale included
    in total real estate term                716,761      4.8        772,696      5.3      1,637,532     12.4    (56.2)
  Memo: Total real estate construction     1,567,597     10.4      1,476,301     10.1        988,613      7.5     58.6
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
CONSUMER LOANS:
Credit card & related                        318,127      2.1        338,570      2.3        312,495      2.4      1.8
Vehicle & other consumer                   3,880,631     25.7      3,495,348     24.0      2,830,786     21.5     37.1
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
TOTAL CONSUMER LOANS                       4,198,758     27.8      3,833,918     26.3      3,143,281     23.9     33.6
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
TOTAL LEASES                               1,734,106     11.5      1,633,100     11.2      1,375,775     10.5     26.0
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
LOANS, NET OF UNEARNED INCOME             15,086,559    100.0     14,578,537    100.0     13,160,919    100.0     14.6
  Memo: Unearned income                     (191,249)               (177,669)               (130,658)             46.4
Reserve for loan losses                     (174,443)               (174,443)               (173,350)              0.6
--------------------------------------   -----------    -----    -----------    -----    -----------    -----    ------
TOTAL LOANS, NET                         $14,912,116             $14,404,094             $12,987,569              14.8
======================================   ===========    =====    ===========    =====    ===========    =====    ======

(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.

INTEREST-EARNING ASSETS:
LOANS

   First Security's loans, net of unearned income but before the reserve for loan losses, were $15.1 billion at March 31, 2000, up $0.5 billion or 3.5% from year end and up $1.9 billion or 14.6% from one year ago. These increases came in spite of two separate $1.0 billion vehicle loan securitizations during the first and second quarters of 1999, ongoing sales of 1-to-4 family residential term loans into secondary markets, and a slowing in mortgage loan production. The ratio of total loans to total assets was 64.65% at period end, up from 63.40% at year end and 59.93% one year ago. The components of

First Security's loan portfolio at March 31, 2000, compared with December 31, 1999 and March 31, 1999, respectively, are discussed below.
   * Commercial loans were $3.3 billion, essentially unchanged from year end and up $0.1 billion or 4.3% from one year ago. The increase from one year ago was primarily due to a continued broad-based business expansion in First Security's market areas. Commercial loans consisted primarily of loans to small and middle-market businesses and agricultural-related businesses.
   * Real estate secured loans were $5.9 billion, up 1.5% from year end and up $0.4 billion or 6.8% from one year ago. Fluctuations in these loan balances occurred as loan originations, generated by strong demand and low interest rates during the periods, were offset by loan sales, particularly in the first half of 1999. For balance sheet management purposes, First Security does not retain all newly originated mortgage loans but regularly securitizes and sells most loans in the secondary markets on an ongoing flow-through basis. For 1-to-4 family residential term loans year to date, First Security originated $1.8 billion, down $2.3 billion or 55.8% from the year-ago period, and sold $1.7 billion, down $2.7 billion or 61.0% from the year-ago period. At quarter end, $0.7 billion of real estate secured loans were held for sale, down only slightly from year end, but down $0.9 billion or 56.2% from one year ago.
   * Consumer loans were $4.2 billion, up $0.4 billion or 9.5% from year end and $1.1 billion or 33.6% from one year ago. These increases occurred as vehicle loan originations exceeded vehicle loan securitizations and maturing loans. For balance sheet management purposes, First Security does not retain all newly originated indirect vehicle loans but regularly pools and securitizes such loans in the secondary markets. First Security is a leading consumer lender in its primary market area.
   * Leases were $1.7 billion, up $0.1 billion or 6.2% from year end and up $0.4 billion or 26.0% from one year ago. These increases were primarily due to First Security's growth in the vehicle and equipment leasing markets.
   First Security anticipates the securitization or other disposition of assets, which may result in accounting adjustments in future periods.

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS

   First Security's asset quality remained strong in 2000. The ratio of nonperforming assets to total loans and other real estate was 0.53% at March 31, 2000, up from 0.46% at year-end 1999 and 0.40% one year ago.
Nonperforming assets were $79.2 million at quarter end, up $12.0 million or 17.8% from year end and up $26.9 million or 51.3% from one year ago, due primarily to one large loan secured by timberland and several smaller secured loans in different industries. While year-end peer data is not yet available, First Security's nonperforming assets have historically been below its peer group and it is expected that First Security's asset quality will remain strong despite the reported increase.

   First Security's ratio of total problem assets to total loans and other real estate was 0.68% at March 31, 2000, the same as at year end but up from 0.60% one year ago. The ratio of nonperforming assets to total loans and ORE was 0.53% at period end, up from 0.46% at year end and 0.40% one year ago.
   Problem assets were $102.7 million at March 31, 2000, up $3.5 million or 3.5% from year end and up $23.4 million or 29.5% from one year ago. The components of First Security's problem assets at March 31,2000, compared with December 31, 1999 and March 31, 1999, respectively, are discussed below.
   * Nonaccruing loans were $71.8 million, up $12.6 million or 21.3% from year end and up $22.8 million or 46.6% from one year ago. The ratio of nonaccruing loans to total loans was 0.48%, up from 0.41% at year end and 0.37% one year ago.
   * Other real estate was $7.4 million, down $0.6 million or 8.0% from year end but up $4.0 million or 117.6% from one year ago. ORE property values are reviewed at least annually and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $23.5 million, down $8.5 million or 26.5% from year end and $3.5 million or 12.9% from one year ago. The ratio of accruing loans past due 90 days or more to total loans was 0.16%, down from 0.22% at year end and 0.20% one year ago.
   Potential problem loans identified by First Security amounted to $40.0 million at March 31, 2000, up $2.7 million or 7.1% from year end and $3.4 million or 9.3% from one year ago. Potential problem loans consisted primarily of commercial and agricultural related loans.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES

   First Security relies on the methodology for analysis of reserve adequacy outlined in its 1999 Annual Report on Form 10-K (hereby incorporated by reference) and not on any specific reserve ratio comparison.
   First Security's reserve for loan losses was $174.4 million at March 31, 2000, unchanged from year-end 1999 but up slightly from one year ago. Based on its analysis of reserve adequacy, First Security considered its reserve for loan losses at year end to be adequate to absorb estimated loan losses in the current loan portfolio. The ratio of the reserve to total loans was 1.16% at quarter end, down from 1.20% at year end and 1.32% one year ago. First Security's coverage ratio of the reserve to nonaccruing loans was 242.82% at quarter end, down from 294.57% at year end and 353.84% one year ago.
   Net loans charged off against the reserve and provision for loan losses were $20.5 million for the first quarter of 2000, up $3.7 million or 21.7% from the year-ago quarter. The annualized ratio of net loans charged off to average loans was 0.56% for year-to-date 2000, up from 0.50% for one year ago and 0.49% for all of 1999. First Security anticipated that for the first part of 2000 the provision for loan losses would experience a moderate increase, reflecting some seasonality and a temporary problem with its consumer collection system, which has been corrected.
   First Security's conformance with Wells Fargo accounting policies may result in adjustments to the reserve for loan losses in future periods.

ASSET QUALITY:
PROVISION FOR LOAN LOSSES

   First Security uses the provision for loan losses to adjust the reserve when a replenishment or addition is appropriate.
   As projected in its Annual Report on Form 10-K for 1999 (hereby incorporated by reference), First Security's provision for loan losses was up moderately to $20.5 million for the first quarter of 2000, up $1.3 million or 7.0% from the fourth quarter and up $3.7 million or 21.7% from the first quarter of 1999. These increases reflect some seasonality and a temporary problem with the consumer collection system, which has been corrected. The provision for loan losses in future periods will be impacted by any changes to the reserve for loan losses to reflect conformance with Wells Fargo accounting policies or other appropriate adjustments.

ASSET/LIABILITY MANAGEMENT

   First Security's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of liquidity, interest rate risk, and capital adequacy for First Security and its subsidiaries. First Security's ALCO process was discussed in its 1999 Annual Report on Form 10-K (hereby incorporated by reference). The components of First Security's ALCO process are discussed below.

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY

   First Security's total deposits were $13.6 billion at March 31, 2000, up $0.4 billion or 3.0% from year end and $1.0 billion or 8.2% from one year ago. These increases were due to First Security's continued emphasis on its deposit gathering functions and the acquisition of banks with strong deposit characteristics. The ratio of loans to deposits was 110.90% at period end, up from 110.36% at year end and 104.67% one year ago, primarily due to the fact that in spite of two separate $1.0 billion loan securitizations during the first and second quarters of 1999, and ongoing sales of 1-to-4 family residential term loans, loan growth outpaced growth in deposit levels. The ratio of loans to assets was 64.65% at period end, up from 63.40% at year end and 59.93% one year ago. These ratios, as well as other loan and liquidity ratios, vary with changes in economic cycles and are monitored closely through

First Security's ALCO process to ensure that the proper balance is maintained between risk, customer borrowing needs, and economic opportunities.
   First Security's debt, which included short-term borrowings and long-term debt, was $7.3 billion at March 31, 2000, up $0.1 billion or 1.4% from year end and up $0.3 billion or 4.7% from one year ago. The components of First Security's debt at March 31, 2000, compared with December 31, 1999 and March 31, 1999, respectively, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $3.6 billion, down slightly from $3.7 billion at year end and $0.3 billion or 8.2% from one year ago. These increases occurred as First Security funded, on an interim basis, the loan and mortgage refinance growth generated by business-cycle opportunities in its market areas, and loans held for sale or securitization.
   * All other short-term borrowed funds were $1.2 billion, up $0.1 billion or 8.1% from year end and $0.9 billion or 295.0% from one year ago. These increases were due primarily to reclassification of current maturities of long-term debt and additional borrowings from the Federal Home Loan Banks.
   * Long-term debt was $2.5 billion, down $0.1 billion or 4.3% from year end and $0.2 billion or 8.5% from one year ago. The decreases reflect the reclassification of maturing long-term debt to short-term borrowed funds, offset by the addition of $200 million in floating rate notes in the fourth quarter of 1999 and over $500 million of long term FHLB debt. These long-term debt instruments also provided favorable asset/liability rate risk management opportunities during the year.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK MANAGEMENT

   First Security's market risk is composed primarily of interest rate risk throughout First Security's balance sheet, and, to a lesser extent, market price risk in trading account securities. First Security has no material foreign currency exchange rate risk, commodity price risk, or equity price risk.

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK (EXCLUDING TRADING ACCOUNT SECURITIES)

   At March 31, 2000, First Security exhibited slight liability sensitivity and minimal overall interest rate risk.
   A strong regional economy has resulted in quarter over quarter net average loan growth of $1.0 billion or 7.3%, while successful deposit promotions helped to generate average deposit growth of $0.9 billion or 7.1%. First Security also utilized loan sales and securitizations and external funding sources to support asset growth.

   First Security took advantage of its strong capital ratios and further leveraged the balance sheet resulting in an increase in the average AFS securities of $0.3 billion or 6.7% quarter to quarter. This increase was primarily funded through the use of repurchase agreements and other short-term borrowings.
   First Security is well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or maturity of securities, additional asset sales and securitizations, and access to external sources of funding.
   Off-balance sheet derivatives used to manage First Security's interest rate risk, including interest rate swaps, caps, corridors, floors, forwards, futures, and options totaled $2.3 billion notional amount at March 31, 2000, up from $2.0 billion at year end but down from $2.6 billion one year ago. These changes were primarily associated with hedging mortgage loan servicing rights.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES

   Because of the changes in the nature of First Security's trading account activities at the end of 1999, it has no financial futures and options contracts related to First Security's trading account securities compared with $1.3 billion notional value one year ago. That position consisted of futures and options contracts on short-term Federal funds, one month LIBOR, and three month Eurodollars.

OTHER ASSETS AND LIABILITIES

   First Security's noninterest-earning assets totaled $2.9 billion, approximately the same as at year end 1999 and up $0.2 billion from one year ago. The increase from the prior year reflects goodwill and premises and equipment added with acquisitions during 1999, originated loan servicing rights, and timing differences from unsettled transactions in the purchase and sale of securities. Fluctuations in noninterest-bearing liabilities were due in part to the effect of acquisitions and timing differences from unsettled transactions in the purchase and sale of securities.

COMMON AND PREFERRED STOCK

   First Security's common stock is traded on Nasdaq under the symbol "FSCO", and is included in the Standard & Poors' "MidCap 400 Index" and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   For the second quarter of 2000, the directors of First Security declared a regular quarterly common stock cash dividend of $0.14 per share. This dividend will be paid on June 5, 2000 to shareholders of record on May 19,

2000 and is equal to an annual dividend rate of $0.56 per share. At the April 17, 2000 market closing price of $13.625 per share before the announcement of the dividend, the annual dividend yield on First Security common stock would have been 4.11%. This dividend is the 181st common stock dividend declared by First Security and marks the 65th consecutive year in which First Security has paid cash dividends on its common stock.
   National and state banking and insurance regulations impose restrictions on the ability of First Security's bank and insurance subsidiaries to transfer funds to First Security in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on First Security's current ability to pay dividends. First Security's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of First Security common stock was $12.063 per share at the close of the market on March 31, 2000, versus a book value of $8.96 per share, resulting in a market-to-book ratio of 134.63%. In comparison, the bid price of First Security common stock was $19.25 per share at the close of the market on March 31, 1999, versus a book value of $8.77 per share, resulting in a market-to-book ratio of 219.50%.
   First Security's preferred stock is convertible into First Security common stock at the conversion rate of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for First Security's preferred stock.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

   First Security's total stockholders' equity was $1.8 billion at March 31, 2000, unchanged from year-end 1999 but up $92 million or 5.5% from one year ago. These changes reflect earnings retained and issuance of new First Security common stock shares for acquisitions, offset by a decrease in accumulated other comprehensive income, consisting of unrealized net gains and losses in the fair value of AFS securities. First Security's ratio of stockholders' equity to total assets was 7.53% at quarter end, down from 7.70% at year end and 7.59% one year ago. The ratio of tangible common equity to tangible assets, which excludes goodwill and deposit intangibles from the ratio calculations, was 6.10% at quarter end, down from 6.21% at year end and 6.29% one year ago, reflecting balance sheet growth and various mergers.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from First Security's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   Regulations permit First Security's $150 million of Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026, issued in 1997, to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and First Security's risk-based capital ratios.
   First Security's risk-based capital ratios remained strong at March 31, 2000 due to earnings retained and the above-mentioned Capital Income Securities. First Security's leverage and risk-based capital ratios were as follows:
                                                  Mar. 31   Dec. 31   Mar. 31
                                                     2000      1999      1999
                                                 --------  --------  --------
      Leverage ratio                                 7.41%     7.27%     6.94%
      Tier 1 risk-based capital ratio                8.63      8.61      8.40
      Total (Tier 1 + 2) risk-based capital ratio   11.27     11.41     10.41

   First Security and its subsidiary banks continued to be classified as "well capitalized" according to the regulatory requirements of their respective primary regulatory authorities. It is First Security's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   As disclosed in its Annual Report on Form 10-K for 1999 (hereby incorporated by reference), on November 19, 1999, First Security modified the regulatory accounting treatment of certain securitization transactions entered into by First Security Bank, N.A. (FS Bank) for the purposes of calculating the level of regulatory capital maintained by FS Bank for the period of April 1, 1998 to September 30, 1999. This resulted in a restatement of the March 31, 1999 ratios shown above.
   With its strong equity and risk-based capital ratios, First Security is well positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.

NATIONAL AND REGIONAL ECONOMY

   Incredibly, first-quarter domestic demand growth in the U.S. economy actually accelerated above the year-end pace. Spurred on by the wealth effect and continued gains in real income, consumer spending was very strong. New housing starts and automobile sales, two areas traditionally sensitive to rising interest rates, continued to exceed market expectations. First quarter RGDP rose 5.4%-less rapidly than the upwardly revised 7.3%, fourth-quarter gain because of reduced spending on inventories and federal defense as well as a larger international-trade deficit.
   In discussing the recent series of Federal Reserve monetary policy tightenings, Chairman Greenspan has warned that excess demand-if left unchecked-would eventually lead to rising inflation. Certainly, the huge jump in petroleum and gasoline prices complicates the analysis of fundamental pricing pressures. Nevertheless, by the end of the first quarter, the economy clearly exhibited rising price pressures beyond the influence of energy costs.

   There seems little doubt that the confluence of rising consumer demand and renewed price pressures will be countered by additional Federal Reserve tightenings. Worries in this regard have heightened equity investor uncertainty. At this point, the most probable outlook by the second half of 2000 appears to be a successful downshifting in the U.S. economic growth rate along with contained inflationary pressures.

BUSINESS

   First Security Corporation is a Financial Holding Company and the West's second largest independent bank holding company, and is the nation's oldest multistate bank holding company, having been incorporated on June 15, 1928.
At March 31, 2000, First Security's banks operated 330 full service domestic bank offices in Utah, Idaho, Oregon, Wyoming, New Mexico, Nevada, and California. Nonbank subsidiaries include a residential mortgage loan company, a leasing company, an insurance subsidiary, an investment management company, a full-service retail securities broker/dealer/investment banking company, a bankcard transaction processing company, an information technology subsidiary, and a small business investment corporation.
   Internet Address: news, financial updates and information about products and services can be found on First Security's web site at www.firstsecuritybank.com.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Factors that may affect First Security's future results of operations and financial condition, including competition, economic conditions, and technology, were discussed in detail in its 1999 Annual Report on Form 10-K (hereby incorporated by reference). In addition, the pending merger with Wells Fargo is expected to have a significant impact on First Security's future results of operations and financial condition.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
($ in millions, except per share data and ratios; unaudited) (A)
                                              1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr  Excl Merger Termination Costs
                                                 2000       1999       1999       1999       1999        2000       1999   %Chg
------------------------------------------- ----------  --------  ---------  ---------  ---------  ----------  ---------  -----
COMMON & PREFERRED STOCK DATA:
Earnings per common share basic             $    0.18  $    0.34  $    0.38  $    0.36  $    0.34   $    0.30  $    0.34  (11.8)
Earnings per common share diluted                0.17       0.33       0.37       0.35       0.34        0.29       0.34  (14.7)
Tangible EPS diluted(B)                          0.20       0.36       0.39       0.37       0.35        0.32       0.35   (8.6)
Dividends paid per common share                  0.14       0.14       0.14       0.14       0.14        0.14       0.14    0.0
Book value per common share[EOP]                 8.96       9.03       8.99       8.90       8.77        8.96       8.77    2.2
Tangible book value per common share[EOP](B)     7.14       7.17       7.06       6.95       7.18        7.14       7.18   (0.6)
Market price (bid) [EOP]                       12.063     25.500     23.750     27.188     19.250      12.063     19.250  (37.3)
Market price: high bid for the period          26.063     29.750     27.375     27.188     23.750      26.063     23.750    9.7
Market price: low bid for the period           11.063     23.000     21.375     17.875     17.563      11.063     17.563  (37.0)
Market capitalization
  (market price x #shrs) [EOP]                2,366.2    4,997.3    4,648.9    5,304.0    3,654.3     2,366.2    3,654.3  (35.2)
Market price/book value per com share[EOP]     134.63%    282.39%    264.18%    305.48%    219.50%     134.63%    219.50%
Dividend payout ratio (DPS/EPS basic) %         77.78      41.18      36.84      38.89      41.18       46.67      41.18
Dividend yield (DPS/mktprice) [EOP] %            4.64       2.20       2.36       2.06       2.91        4.64       2.91
Price/earnings ratio
  (marketprice/4qtrs EPS basic)                   9.6x      18.0x      16.5x      19.4x      14.4x        8.7x      14.4x
Common shares basic[EOP]                        196.2      196.0      195.7      195.1      189.8       196.2      189.8    3.3
Common shares basic[Avg]                        196.0      195.8      195.4      191.3      188.2       196.0      188.2    4.1
Common shares diluted[Avg]                      200.2      201.4      200.8      196.4      193.4       200.2      193.4    3.5
------------------------------------------- ---------  ---------  ---------  ---------  ---------  ----------  ---------  -----
INCOME STATEMENT:
Interest income                             $   421.1  $   432.0  $   407.9  $   376.3  $   369.0   $   421.1  $   369.0   14.1
Interest expense                                222.9      215.4      206.0      190.1      187.3       222.9      187.3   19.0
Net interest income                             198.2      216.6      201.9      186.1      181.8       198.2      181.8    9.0
Fully taxable equivalent(FTE) adjustment          2.3        2.6        2.1        2.6        2.7         2.3        2.7  (13.1)
Net interest income,FTE                         200.5      219.2      204.0      188.8      184.4       200.5      184.4    8.7
Provision for loan losses                        20.5       19.2       12.8       10.6       16.9        20.5       16.9   21.7
Noninterest income                              125.4      129.2      133.4      146.2      124.2       125.4      124.2    1.0
Noninterest expenses                            250.3      224.4      210.2      217.4      192.4       214.3      192.4   11.3
Provision for income taxes                       17.8       35.9       39.0       35.6       31.8        30.4       31.8   (4.3)
Net income                                       35.0       66.3       73.3       68.8       64.9        58.4       64.9  (10.0)
Preferred stock dividend requirement              0.0        0.0        0.0        0.0        0.0         0.0        0.0    -
Common stock dividend                            27.4       27.4       27.4       26.5       26.6        27.4       26.6    3.2
Memo: total revenue
  (net interest income+noninterest income)      323.6      345.8      335.3      332.4      305.9       323.6      305.9    5.8
------------------------------------------- ---------  ---------  ---------  ---------  ---------  ----------  ---------  -----
BALANCE SHEET - END OF PERIOD:
Trading account securities                  $    29.1  $    22.7  $    89.9  $   148.0  $   396.6   $    29.1  $   396.6  (92.7)
Available for sale (AFS) securities           5,324.7    5,528.3    6,146.9    5,923.2    5,825.2     5,324.7    5,825.2   (8.6)
  Memo:fair value adjustment AFS securities    (245.2)    (212.3)    (151.6)    (108.0)      12.5      (245.2)      12.5     NM
Loans, net of unearned income                15,086.6   14,578.5   13,817.2   13,309.8   13,160.9    15,086.6   13,160.9   14.6
Reserve for loan losses                        (174.4)    (174.4)    (174.4)    (174.4)    (173.4)     (174.4)    (173.4)   0.6
Total interest-earning assets                20,586.9   20,300.3   20,601.4   19,550.6   19,404.9    20,586.9   19,404.9    6.1
Loan servicing rights                           196.5      196.3      190.1      197.5      169.1       196.5      169.1   16.2
Goodwill and other intangible assets            357.0      364.5      376.8      380.6      302.9       357.0      302.9   17.8
Total assets                                 23,336.6   22,992.9   23,346.6   22,135.0   21,959.2    23,336.6   21,959.2    6.3
Noninterest-bearing deposits                  2,291.2    2,272.8    2,567.8    2,621.6    2,490.0     2,291.2    2,490.0   (8.0)
Interest-bearing deposits                    11,312.2   10,937.6   10,645.2   10,361.4   10,084.0    11,312.2   10,084.0   12.2
Total deposits                               13,603.4   13,210.4   13,213.0   12,983.0   12,574.0    13,603.4   12,574.0    8.2
Short-term borrowed funds                     4,791.8    4,787.4    5,149.7    4,134.5    4,236.3     4,791.8    4,236.3   13.1
Long-term debt                                2,474.9    2,585.8    2,536.9    2,582.4    2,706.3     2,474.9    2,706.3   (8.5)
Total interest-bearing liabilities           18,578.9   18,310.7   18,331.9   17,078.3   17,026.6    18,578.9   17,026.6    9.1
Preferred stockholders' equity                    0.4        0.5        0.5        0.5        0.5         0.4        0.5   (6.1)
Common stockholders' equity                   1,757.7    1,769.4    1,759.1    1,735.6    1,665.3     1,757.7    1,665.3    5.5
Parent company investment in subsidiaries     2,268.6    2,210.5    2,171.8    2,147.4    2,069.0     2,268.6    2,069.0    9.6
=========================================== =========  =========  =========  =========  =========  ==========  =========  =====

EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share.
(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.
(B) Tangible ratios are calculated excluding the effect of goodwill and deposit intangibles, net of taxes

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS (continued)
($ in millions, except per share data and ratios; unaudited) (A)
                                              1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr  Excl Merger Termination Costs
                                                 2000       1999       1999       1999       1999        2000       1999   %Chg
------------------------------------------- ---------  ---------  ---------  ---------  ---------  ----------  ---------  -----
PROBLEM ASSETS & POTENTIAL PROBLEM ASSETS - END OF PERIOD:
Nonaccruing loans:
  Commercial                                $    34.5  $    30.2  $    20.6  $    20.5  $    22.7   $    34.5  $    22.7   51.9
  Real estate term                               26.0       22.8       22.7       24.0       18.8        26.0       18.8   38.6
  Real estate construction                        7.0        3.6        3.3        3.6        6.4         7.0        6.4    9.1
  Consumer                                        0.4        0.3        0.2        0.1        0.1         0.4        0.1  190.4
  Leases                                          3.9        2.3        2.4        2.2        0.9         3.9        0.9  311.3
Total nonaccruing loans                          71.8       59.2       49.2       50.4       49.0        71.8       49.0   46.6
Other real estate                                 7.4        8.1        8.1        5.3        3.4         7.4        3.4  117.6
Total nonperforming assets                       79.2       67.3       57.3       55.7       52.4        79.2       52.4   51.3
Accruing loans past due 90 days or more          23.5       31.9       21.3       23.6       26.9        23.5       26.9  (12.9)
Total problem assets                            102.7       99.2       78.5       79.3       79.3       102.7       79.3   29.5
Potential problem assets                         40.0       37.3       45.9       28.0       36.6        40.0       36.6    9.3
------------------------------------------- ---------  ---------  ---------  ---------  ---------  ----------  ---------  -----
RECONCILIATION OF THE RESERVE FOR LOAN LOSSES:
Reserve for loan losses, beginning          $   174.4  $   174.4  $   174.4  $   173.4  $   173.4   $   174.4  $   173.4    0.6
Loans (charged off):
  Commercial                                     (4.2)      (2.8)      (2.7)      (6.8)      (1.2)       (4.2)      (1.2) 250.7
  Real estate term                               (0.6)      (0.5)      (0.3)      (0.5)      (0.7)       (0.6)      (0.7) (17.1)
  Real estate construction                        -          -         (0.2)      (0.1)       -           -          -      NM
  Consumer credit card & related                 (4.3)      (3.0)      (3.5)      (4.1)      (4.0)       (4.3)      (4.0)   6.2
  Consumer vehicle & other                      (21.3)     (19.4)     (14.9)     (16.0)     (22.4)      (21.3)     (22.4)  (5.3)
  Leases                                         (0.1)      (0.4)      (0.0)      (0.0)      (0.0)       (0.1)      (0.0) 312.1
Total loans charged off                         (30.4)     (26.1)     (21.6)     (27.6)     (28.4)      (30.4)     (28.4)   7.2
Recoveries on loans charged off:
  Commercial                                      0.9        0.8        0.7        0.9        1.2         0.9        1.2  (25.2)
  Real estate term                                0.2        0.1        0.1        0.0        0.4         0.2        0.4  (36.7)
  Real estate construction                        0.0        0.0        0.1        0.2        0.0         0.0        0.0  (50.0)
  Consumer credit card & related                  0.8        0.9        1.0        0.7        0.7         0.8        0.7   16.1
  Consumer vehicle & other                        7.9        5.1        7.0        7.8        9.3         7.9        9.3  (14.1)
  Leases                                          0.0        0.0        0.0        0.0        0.0         0.0        0.0    -
Total recoveries of loans charged off             9.9        6.9        8.8        9.6       11.5         9.9       11.5  (14.3)
Net loans (charged off) recovered               (20.5)     (19.2)     (12.8)     (17.9)     (16.9)      (20.5)     (16.9)  21.7
Provision for loan losses                        20.5       19.2       12.8       10.6       16.9        20.5       16.9   21.7
Acquisitions                                      -          -          -          8.4        -           -          -      NM
Reserve for loan losses, ending                 174.4      174.4      174.4      174.4      173.4       174.4      173.4    0.6
------------------------------------------- ---------  ---------  ---------  ---------  ---------  ----------  ---------  -----
BALANCE SHEET - AVERAGE:
Trading account securities                  $    12.8  $    40.0  $   131.3  $   250.7  $   274.9   $    12.8  $   274.9  (95.4)
Available for sale (AFS) securities           5,383.3    5,803.6    6,087.6    5,862.3    5,043.9     5,383.3    5,043.9    6.7
 Memo:fair value adjustment AFS securities     (249.4)    (162.9)    (153.4)     (19.7)      37.6      (249.4)      37.6     NM
Loans, net of unearned income                14,667.7   14,258.3   13,711.0   13,307.9   13,675.7    14,667.7   13,675.7    7.3
Reserve for loan losses                        (174.4)    (174.4)    (174.4)    (174.7)    (174.6)     (174.4)    (174.6)  (0.1)
Deferred taxes on leases                       (283.6)    (263.5)    (244.4)    (228.4)    (218.3)     (283.6)    (218.3)  29.9
Total interest-earning assets, excluding
  fair value adjustment AFS securities
  & deferred taxes on leases                 20,365.7   20,506.7   20,298.4   19,354.0   18,916.2    20,365.7   18,916.2    7.7
Loan servicing rights                           196.3      189.1      203.7      178.0      178.9       196.3      178.9    9.7
Goodwill and other intangible assets            362.3      372.7      377.3      319.9      263.3       362.3      263.3   37.6
Total assets                                 23,079.4   23,326.6   23,017.6   21,972.3   21,435.5    23,079.4   21,435.5    7.7
Noninterest-bearing deposits                  2,103.1    2,420.3    2,556.9    2,454.8    2,474.5     2,103.1    2,474.5  (15.0)
Interest-bearing deposits                    11,141.6   11,047.2   10,544.7   10,141.0    9,896.7    11,141.6    9,896.7   12.6
Total deposits                               13,244.7   13,467.5   13,101.6   12,595.8   12,371.2    13,244.7   12,371.2    7.1
Short-term borrowed funds                     4,955.9    4,963.1    4,923.6    4,348.4    4,165.4     4,955.9    4,165.4   19.0
Long-term debt                                2,520.4    2,481.4    2,591.4    2,657.8    2,653.1     2,520.4    2,653.1   (5.0)
Total interest-bearing liabilities           18,617.9   18,491.6   18,059.8   17,147.2   16,715.2    18,617.9   16,715.2   11.4
Preferred stockholders' equity                    0.4        0.5        0.5        0.5        0.5         0.4        0.5   (5.9)
Common stockholders' equity                   1,757.2    1,768.5    1,734.8    1,671.1    1,579.6     1,757.2    1,579.6   11.2
------------------------------------------- ---------  ---------  ---------  ---------  ---------  ----------  ---------  -----

EOP: End Of Period. Avg: Average.
(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS (continued)
($ in millions, except per share data and ratios; unaudited) (A)
                                              1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr  Excl Merger Termination Costs
                                                 2000       1999       1999       1999       1999        2000       1999   %Chg
------------------------------------------- ---------  ---------  ---------  ---------  ---------  ----------  ---------  -----
OTHER DATA - END OF PERIOD (not rounded):
Full-time equivalent employees                  8,563      9,602      9,941     10,101     10,030       8,563     10,030  (14.6)
Domestic bank offices:
FS Bank (Utah offices)                            138        139        139        139        138         138        138    -
FS Bank (Idaho offices)                            87         88         88         88         88          87         88   (1.1)
FS Bank (Oregon offices)                           14         14         14         14         14          14         14    -
FS Bank (Wyoming offices)                           8          8          8          8          8           8          8    -
FSB New Mexico                                     45         46         46         45         45          45         45    -
FSB Nevada                                         23         22         23         23         15          23         15   53.3
FSB California                                     15         16         16         16         16          15         16   (6.3)
Total domestic bank offices                       330        333        334        333        324         330        324    1.9
------------------------------------------- ---------  ---------  ---------  ---------  ---------  ----------  ---------  -----
SELECTED RATIOS (%):
Return on average assets(ROAA)                   0.61       1.13       1.26       1.26       1.21        1.02       1.23
Tangible ROAA(B)                                 0.72       1.26       1.38       1.36       1.31        1.14       1.31
Return on average stockholders' equity(ROAE)     8.01      14.87      16.76      16.52      16.47       13.37      16.65
Tangible ROAE (B)                               13.47      23.70      26.84      24.94      24.14       21.33      24.14
Net interest margin, FTE                         3.94       4.28       4.02       3.90       3.90        3.94       3.90
Net interest spread, FTE                         3.53       3.82       3.52       3.39       3.38        3.53       3.38
Noninterest income/total revenue                38.76      37.36      39.78      44.00      40.58       38.76      40.58
Operating expense ratio
  (nonint exp/(net int inc FTE + nonint inc))   76.79      64.42      62.31      64.89      62.35       65.74      62.35
Productivity ratio (nonint exp/avg assets)       4.36       3.82       3.62       3.97       3.64        3.73       3.64
Stockholders' equity/assets[EOP]                 7.53       7.70       7.54       7.84       7.59        7.53       7.59
Stockholders' equity/assets[Avg]                 7.62       7.58       7.54       7.61       7.37        7.62       7.37
Tangible common equity/
  Tangible assets[EOP] (B)                       6.10       6.21       6.02       6.23       6.29        6.10       6.29
Loans/deposits[EOP]                            110.90     110.36     104.57     102.52     104.67      110.90     104.67
Loans/assets[EOP]                               64.65      63.40      59.18      60.13      59.93       64.65      59.93
Reserve for loan losses[EOP] /:
  Total loans                                    1.16       1.20       1.26       1.31       1.32        1.16       1.32
  Nonaccruing loans                            242.82     294.57     354.57     346.10     353.84      242.82     353.84
  Nonaccruing+accruing loans past due 90 days  183.03     191.34     247.51     235.83     228.27      183.03     228.27
Nonaccruing loans/total loans                    0.48       0.41       0.36       0.38       0.37        0.48       0.37
Accruing loans past due 90 days/total loans      0.16       0.22       0.15       0.18       0.20        0.16       0.20
Nonaccruing + accruing loans past due/
  Total loans                                    0.63       0.63       0.51       0.56       0.58        0.63       0.58
Nonperforming assets[EOP] /:
  Total loans + other real estate                0.53       0.46       0.41       0.42       0.40        0.53       0.40
  Total assets                                   0.34       0.29       0.25       0.25       0.24        0.34       0.24
  Total equity                                   4.51       3.80       3.25       3.21       3.15        4.51       3.15
  Total equity+reserve for loan losses           4.10       3.46       2.96       2.92       2.85        4.10       2.85
Problem assets[EOP] /:
  Total loans + other real estate                0.68       0.68       0.57       0.60       0.60        0.68       0.60
  Total assets                                   0.44       0.43       0.34       0.36       0.36        0.44       0.36
  Total equity                                   5.84       5.61       4.46       4.57       4.76        5.84       4.76
  Total equity+reserve for loan losses           5.32       5.10       4.06       4.15       4.31        5.32       4.31
Net loans charged off/average loans              0.56       0.53       0.37       0.54       0.50        0.56       0.50
-------------------------------------------- --------  ---------  ---------  ---------  ---------  ----------  ---------  -----
CAPITAL RATIOS & RISK-BASED CAPITAL RATIOS (%) - AS OF MARCH 31, 2000:
                                                 FSCO    FS Bank     FSB NM   FSB Nev.   FSB Cal.
                                             --------  ---------  ---------  ---------  ---------
Leverage ratio                                   7.27%      7.98%      7.37%      8.32%      8.73%
Tier 1 risk-based capital ratio                  8.61       9.05      11.86      13.94      11.75
Total (Tier 1 + 2) risk-based capital ratio     11.41      11.19      13.07      15.20      13.00
Tier 1 risk-based capital $                 $ 1,684.3  $ 1,421.7  $   208.5  $   113.5  $   102.2
Total (Tier 1 + 2) risk-based capital $       2,231.7    1,757.4      229.9      123.7      113.0
Total risk-based assets - loan loss reserve  19,551.9   15,710.3    1,758.8      814.0      869.7
=========================================== =========  =========  =========  =========  =========  ==========  =========  =====

EOP: End Of Period. Avg: Average.
(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.
(B) Tangible ratios are calculated excluding the effect of goodwill and deposit intangibles, net of taxes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   From time to time, First Security and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of First Security's business activities. Some legal actions filed against First Security seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. First Security endeavors at all times to conduct its business in a lawful manner and will always vigorously defend itself against unfounded claims, with a corresponding cost in legal fees and expenses. Since the filing of First Security's Annual Report on Form 10-K for 1999 (hereby incorporated by reference), there have been no material litigation or changes in existing litigation, as defined under SEC regulations, involving First Security and/or one or more of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On March 22, 2000, a special meeting of shareholders was held to vote on certain matters relating to the pending merger agreement with Zions Bancorporation. First Security Corporation shareholders voted in favor of the following two proposals: 1) A proposal to authorize the issuance of shares of First Security common stock to Zions stockholders in accordance with the requirements of Nasdaq in connection with the proposed combination of First Security and Zions. 2) A proposal to amend and restate the certificate of incorporation of First Security Corporation to provide, among other things, that First Security common stock outstanding immediately prior to the effective time of the amendment and restatement would be automatically reclassified and converted into 0.442 of a share (the exchange ratio) of common stock of the combined company.
   A Quorum of 146,396,875 shares or 74.050% of the 197,701,233 shares entitled to vote were represented at the meeting.
   Proposal 1 passed with 127,913,030 votes (64.7% of outstanding shares) in favor, 13,612,376 votes (6.9% of outstanding shares) against, and 4,871,469 votes (2.5% of outstanding shares) abstaining.
   Proposal 2 passed with 107,040,142 votes (54.1% of outstanding shares) in favor, 34,381,616 votes (17.4% of outstanding shares) against, and 4,975,117 votes (2.5% of outstanding shares) abstaining.
   Although First Security shareholders approved these proposals, Zions Bancorporation shareholders did not approve them at their special meeting of shareholders held on March 31, 2000. Subsequent to that disapproval, First Security's Board of Directors terminated the merger agreement.

ITEM 5. OTHER INFORMATION

   First Security Corporation has scheduled its 2000 Annual Meeting of Shareholders on May 22, 2000 at 3 p.m. in the Empire Room of the Joseph Smith Memorial Building, 15 E. South Temple, Salt Lake City, Utah. The only proposal for shareholder action listed in the Proxy Statement is the election of directors for the coming year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10. Material Contracts:
    Exhibit 10.1: Agreement and Plan of Merger, dated as of June 6, 1999 by and among Zions Bancorporation and First Security Corporation (Ex. 99.1 to First Security's Report on Form SC 13D, filed June 16, 1999, incorporated by reference; also Ex. 99.1 to First Security's Report on Form SC 13D, filed June 18, 1999, incorporated by reference).
    Exhibit 10.2: Stock Option Agreement, dated as of June 8, 1999, by and between Zions Bancorporation and First Security Corporation (Ex. 99.2 to First Security's Report on Form SC 13D, filed June 16, 1999, incorporated by reference).
    Exhibit 10.3: Stock Option Agreement, dated as of June 8, 1999, by and between First Security Corporation and Zions Bancorporation (Ex. 99.2 to First Security's Report on Form SC 13D, filed June 18, 1999, incorporated by reference).
    Exhibit 10.4: Agreement and Plan of Reorganization, dated as of April 9, 2000 by and between Wells Fargo & Company and First Security Corporation (attached).
    Exhibit 10.5: Stock Option Agreement, dated as of April 9, 2000, by and between Wells Fargo & Company and First Security Corporation (attached).
    Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).
(b) Reports on Form 8-K:
    * January 20, 2000, announcing a January 18, 2000 press release with regard to a branch divestiture agreement required to complete the pending merger with Zions Bancorporation.
    * February 1, 2000, regarding a January 19, 2000 press release concerning 1999 earnings.
    * March 3, 2000, regarding a March 3, 2000 press release containing a merger update of projected revenues and earnings.
    * March 23, 2000, containing a March 22, 2000 press release relating to the March 22, 2000 special meeting of First Security shareholders to vote on matters relating to the pending merger with Zions Bancorporation.
    * April 10, 2000, announcing a press release of an April 9, 2000 agreement to merge with Wells Fargo & Company.

SIGNATURES
FORM 10-Q for the quarterly period ended March 31, 2000
FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
   First Security Corporation, by


/s/ Brad D. Hardy                          May 15, 2000
----------------------------------------   ------------------
Brad D. Hardy                              Date
Executive Vice President Corporate Services,
General Counsel,
Chief Financial Officer, and
Secretary of First Security Corporation
(Principal Financial and Accounting Officer)

                                    # # #