Form 10-Q
period 2000-06-30
FIRST SECURITY CORP /UT/
filed 2000-08-14
CIK 312367

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                   June 30, 2000
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

                             Yes [X]       No [ ]

   As of July 31, 2000, outstanding shares of Common Stock, par value $1.25, were 197,140,172 (net of 1,718,567 treasury shares).

FIRST SECURITY CORPORATION - INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Statements of Income
  Three and Six Months Ended June 30, 2000 and 1999
Consolidated Balance Sheets
  June 30, 2000, December 31, 1999, and June 30, 1999
Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2000 and 1999
Condensed Consolidated Statements of Comprehensive Income
  Three and Six Months Ended June 30, 2000 and 1999
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition:
Forward-Looking Statements
Highlights
Major Unusual Items
Merger with Wells Fargo & Company
Line of Business Segments
Analysis of Statements of Income:
  Net Income
  Net Interest Income and Net Interest Margin
  Provision For Loan Losses
  Noninterest Income
  Noninterest Expenses
Analysis of Balance Sheets:
  Summary
  Interest-Earning Assets: Trading Account Securities and Other Money Market
    Investments
  Interest-Earning Assets: Available for Sale Securities
  Interest-Earning Assets: Loans
  Asset Quality: Problem Assets and Potential Problem Assets
  Asset Quality: Reserve for Loan Losses
  Asset/Liability Management
  Asset/Liability Management: Liquidity
  Asset/Liability Management: Market Risk Management
  Asset/Liability Management: Interest Rate Risk (Excluding Trading Account
    Securities)
  Asset/Liability Management: Market Risk - Trading Account Securities
  Other Assets and Liabilities
  Common and Preferred Stock
  Stockholders' Equity and Capital Adequacy
National and Regional Economy
Business
Factors That May Affect Future Results of Operations and Financial Condition Supplemental Financial Tables: Financial Highlights, Risk-Based Capital Ratios

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibit 2. Plan of acquisition, reorganization, arrangement, liquidation, or succession:
    * Exhibit 2.1: Agreement and Plan of Reorganization, dated as of April 9, 2000 by and between Wells Fargo & Company and First Security Corporation (exhibit 10.4 to First Security's report on Form 10-Q for the quarter ended March 31, 2000, incorporated by reference).
    Exhibit 10. Material Contracts:
    * Exhibit 10.1: Stock Option Agreement, dated as of April 9, 2000, by and between Wells Fargo & Company and First Security Corporation
      (exhibit 10.5 to First Security's report on Form 10-Q for the quarter ended March 31, 2000, incorporated by reference).
    Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).
(b) Reports on Form 8-K:
    * April 10, 2000, announcing a press release of an April 9, 2000 agreement to merge with Wells Fargo & Company.
    * May 31, 2000, announcing a press release that on May 23, 2000, Joseph G. Maloof submitted to First Security Corporation his resignation as one of its directors.
    * July 20, 2000, announcing a July 18, 2000 press release reporting its earnings and results of operations for the second quarter of this year.

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST SECURITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data; unaudited) (A)
For the Periods Ended June 30, 2000 and 1999  ------------Three Months---------------    --------Year-To-Date Six Months---------
                                                  2000       1999       $Chg     %Chg        2000       1999        $Chg     %Chg
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
INTEREST INCOME:
Interest & fees on loans                      $354,155   $278,633   $ 75,522     27.1    $683,443   $561,075   $ 122,368     21.8
Federal funds sold & securities purchased        2,215      1,638        577     35.2       6,992      3,556       3,436     96.6
Interest-bearing deposits in other banks            56         69        (13)   (18.8)        122        132         (10)    (7.6)
Trading account securities                         324      4,051     (3,727)   (92.0)        621      8,395      (7,774)   (92.6)
Available for sale securities                   86,056     91,882     (5,826)    (6.3)    172,734    172,144         590      0.3
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
TOTAL INTEREST INCOME                          442,806    376,273     66,533     17.7     863,912    745,302     118,610     15.9
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
INTEREST EXPENSE:
Deposits                                       119,021     98,792     20,229     20.5     231,611    196,855      34,756     17.7
Short-term borrowings                           83,768     52,890     30,878     58.4     154,047    103,167      50,880     49.3
Long-term debt                                  38,282     38,449       (167)    (0.4)     78,333     77,363         970      1.3
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
TOTAL INTEREST EXPENSE                         241,071    190,131     50,940     26.8     463,991    377,385      86,606     22.9
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
NET INTEREST INCOME                            201,735    186,142     15,593      8.4     399,921    367,917      32,004      8.7
Provision for loan losses                       15,804     10,596      5,208     49.2      36,349     27,473       8,876     32.3
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSS                     185,931    175,546     10,385      5.9     363,572    340,444      23,128      6.8
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
NONINTEREST INCOME:
Service charges on deposit accounts             22,293     21,917        376      1.7      44,080     43,171         909      2.1
Other service charges, collections,
   commissions, & fees                          15,928     15,909         19      0.1      31,220     32,605      (1,385)    (4.2)
Asset sale/securitization gains (losses)       (54,510)    11,861    (66,371)  (559.6)    (57,557)    33,991     (91,548)  (269.3)
Bankcard servicing fees &
   third-party processing fees                     885      1,459       (574)   (39.3)      1,699      2,988      (1,289)   (43.1)
Commissions & fees: insurance                    4,977      4,944         33      0.7      10,837     10,284         553      5.4
Commissions & fees: securities                  25,766     20,156      5,610     27.8      56,304     33,423      22,881     68.5
Mortgage banking & loan servicing activities    39,677     65,252    (25,575)   (39.2)     76,437    109,039     (32,602)   (29.9)
Loan servicing rights amortization              (8,276)   (14,930)     6,654     44.6     (18,042)   (28,727)     10,685     37.2
Trust (fiduciary) commissions & fees             8,421      8,366         55      0.7      17,214     16,158       1,056      6.5
Trading account securities gains (losses)       (3,976)     4,116     (8,092)  (196.6)      8,149      5,045       3,104     61.5
Available for sale securities gains (losses)        27      5,495     (5,468)   (99.5)        627     14,478     (13,851)   (95.7)
Other                                          (14,591)     1,690    (16,281)  (963.4)     (8,929)    (2,054)     (6,875)  (334.7)
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
TOTAL NONINTEREST INCOME                        36,621    146,235   (109,614)   (75.0)    162,039    270,401    (108,362)   (40.1)
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
NONINTEREST EXPENSES:
Salaries & employee benefits                   119,018    122,769     (3,751)    (3.1)    240,512    237,331       3,181      1.3
Amortization of intangibles                     14,290      4,290     10,000    233.1      19,733      8,047      11,686    145.2
Armored & messenger                              1,960      1,896         64      3.4       4,117      3,786         331      8.7
Bankcard interbank interchange & fees            5,414      4,398      1,016     23.1      10,005      7,975       2,030     25.5
Computer service & software                      7,956      5,805      2,151     37.1      14,292     11,359       2,933     25.8
Credit, appraisal & repossessions                7,879      8,868       (989)   (11.2)     14,928     15,923        (995)    (6.2)
Fees                                             5,697      1,664      4,033    242.4      12,936      5,689       7,247    127.4
Furniture & equipment                           17,366     15,658      1,708     10.9      35,683     32,710       2,973      9.1
Insurance                                        1,976      1,023        953     93.2       4,315      2,072       2,243    108.3
Marketing                                        6,242      4,766      1,476     31.0       8,941      8,787         154      1.8
Occupancy, net                                  12,569     11,893        676      5.7      25,119     23,016       2,103      9.1
Other real estate & loss
   provision (recovery), net                       454         19        435      NM          569        (53)        622      NM
Postage                                          2,972      4,137     (1,165)   (28.2)      6,260      7,773      (1,513)   (19.5)
Professional                                     3,635      5,291     (1,656)   (31.3)      7,639      9,077      (1,438)   (15.8)
Stationery & supplies                            3,318      7,461     (4,143)   (55.5)      7,400     12,692      (5,292)   (41.7)
Telephone                                        5,427      6,671     (1,244)   (18.6)     11,384     12,001        (617)    (5.1)
Travel                                           3,334      3,914       (580)   (14.8)      5,925      6,937      (1,012)   (14.6)
Merger termination costs                         2,900        -        2,900      NM       38,935        -        38,935      NM
Other                                            4,951      6,840     (1,889)   (27.6)      8,950      4,656       4,294     92.2
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
TOTAL NONINTEREST EXPENSES                     227,358    217,363      9,995      4.6     477,643    409,778      67,865     16.6
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
INCOME BEFORE PROVISION FOR INCOME TAXES        (4,806)   104,418   (109,224)  (104.6)     47,968    201,067    (153,099)   (76.1)
Provision for income taxes                      (3,207)    35,575    (38,782)  (109.0)     14,576     67,346     (52,770)   (78.4)
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
NET INCOME (LOSS)                             $ (1,599)  $ 68,843   $(70,442)  (102.3)   $ 33,392   $133,721   $(100,329)   (75.0)
===========================================  =========  =========   ========   ======    ========   ========   =========  =======
Dividend requirement of preferred stock       $      6   $      7   $     (1)   (14.3)   $     13   $     14   $      (1)    (7.1)
-------------------------------------------  ---------  ---------   --------   ------    --------   --------   ---------  -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK  $ (1,605)  $ 68,836   $(70,441)  (102.3)   $ 33,379   $133,707   $(100,328)   (75.0)
===========================================  =========  =========   ========   ======    ========   ========   =========  =======
Common stock dividend                         $ 27,561   $ 26,544   $  1,017      3.8    $ 55,007   $ 53,127   $   1,880      3.5
===========================================  =========  =========   ========   ======    ========   ========   =========  =======
EARNINGS PER COMMON SHARE:
Earnings (loss) per common share basic        $  (0.01)  $   0.36  $  (0.37)  (102.8)    $   0.17   $   0.70   $   (0.53)   (75.7)
Earnings (loss) per common share diluted         (0.01)      0.35     (0.36)  (102.9)        0.17       0.69       (0.52)   (75.4)
Common shares basic [Avg]                      196,662    191,323     5,339      2.8      196,346    189,791       6,555      3.5
Common shares diluted [Avg]                    199,558    196,402     3,156      1.6      199,875    194,911       4,964      2.5
===========================================  =========  =========  ========    ======    ========   ========   =========  =======
CASH DIVIDENDS PAID OR ACCRUED PER SHARE:
Preferred stock dividend ($3.15 annual rate)  $   0.79   $   0.79  $    -        -       $   1.58   $   1.58   $     -        -
Common stock dividend                             0.14       0.14       -        -           0.28       0.28         -        -
===========================================  =========  =========  ========    ======    ========   ========   =========  =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONSOLIDATED BALANCE SHEETS
 ($ in thousands; unaudited) (A)
As of                                                     June 30    December 31        June 30      Jun/Jun  Jun/Jun
                                                             2000           1999           1999         $Chg     %Chg
---------------------------------------------------- ------------   ------------   ------------   ----------  -------
ASSETS:
Cash & due from banks                                 $   984,914    $   926,148    $   949,452    $  35,462      3.7
Federal funds sold & securities purchased
   under resale agreements                                300,894        167,949        159,851      141,043     88.2
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Total Cash & Cash Equivalents                           1,285,808      1,094,097      1,109,303      176,505     15.9
Interest-bearing deposits in other banks                    7,713          2,902          9,545       (1,832)   (19.2)
Trading account securities                                 22,011         22,650        147,951     (125,940)   (85.1)
Available for sale securities, at fair value            5,308,882      5,528,269      5,923,169     (614,287)   (10.4)
  (Amortized cost: $5,549,049; $5,740,611 and
  $6,031,121; respectively)
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Loans, net of unearned income                          14,147,717     14,578,537     13,309,843      837,874      6.3
  (Unearned income: $197,755; $177,669 and
 $150,879; respectively)
Reserve for loan losses                                  (174,443)      (174,443)      (174,443)         -        -
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Total Loans, Net                                       13,973,274     14,404,094     13,135,400      837,874      6.4
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Premises & equipment, net                                 419,502        429,422        420,494         (992)    (0.2)
Accrued income receivable                                 118,422        119,895        105,396       13,026     12.4
Other real estate                                           9,955          8,055          5,301        4,654     87.8
Loan servicing rights                                     181,994        196,256        197,476      (15,482)    (7.8)
Goodwill and other intangible assets                      349,328        364,466        380,557      (31,229)    (8.2)
Other assets                                              832,175        822,821        700,402      131,773     18.8
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
TOTAL ASSETS                                          $22,509,064    $22,992,927    $22,134,994    $ 374,070      1.7
===================================================== ===========    ===========    ===========    =========  =======
LIABILITIES:
Deposits: noninterest-bearing                         $ 2,326,842    $ 2,272,811    $ 2,621,559    $(294,717)   (11.2)
Deposits: interest-bearing                             10,909,249     10,937,605     10,361,391      547,858      5.3
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Total Deposits                                         13,236,091     13,210,416     12,982,950      253,141      1.9
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Federal funds purchased & securities sold
   under repurchase agreements                          3,677,764      3,697,346      3,729,477      (51,713)    (1.4)
U.S. Treasury demand notes                                 26,590         34,993         38,040      (11,450)   (30.1)
Other short-term borrowings                               932,317      1,055,026        366,977      565,340    154.1
Accrued income taxes                                      342,043        349,986        349,114       (7,071)    (2.0)
Accrued interest payable                                   64,885         57,844         49,436       15,449     31.3
Other liabilities                                         312,506        231,661        300,568       11,938      4.0
Long-term debt                                          2,174,447      2,585,755      2,582,370     (407,923)   (15.8)
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
TOTAL LIABILITIES                                      20,766,643     21,223,027     20,398,932      367,711      1.8
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
STOCKHOLDERS' EQUITY:
Preferred stock: Series "A",
   $3.15 cumulative convertible                               433            451            472          (39)    (8.3)
  (Shares issued: 8; 9 and 9; respectively)
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Common Stockholders' Equity:
Common stock: par value $1.25                             248,544        247,058        245,865        2,679      1.1
  (Shares issued: 198,835; 197,646 and
  196,692; respectively)
Paid-in surplus                                           307,807        296,822        282,260       25,547      9.1
Retained earnings                                       1,376,991      1,398,619      1,313,844       63,147      4.8
Accumulated other comprehensive income (loss)            (149,137)      (131,652)       (66,734)     (82,403)   123.5
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Subtotal                                                1,784,205      1,810,847      1,775,235        8,970      0.5
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Common treasury stock, at cost                            (42,217)       (41,398)       (39,645)      (2,572)     6.5
  (Shares: 1,713; 1,675 and 1,607; respectively)
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
Total Common Stockholders' Equity                       1,741,988      1,769,449      1,735,590        6,398      0.4
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
TOTAL STOCKHOLDERS' EQUITY                              1,742,421      1,769,900      1,736,062        6,359      0.4
----------------------------------------------------- -----------    -----------    -----------    ---------  -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $22,509,064    $22,992,927    $22,134,994    $ 374,070      1.7
===================================================== ===========    ===========    ===========    =========  =======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except number of shares; unaudited)

For the Year-To-Date Six Months Ended June 30, 2000 and 1999                    2000          1999
---------------------------------------------------------------------     ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       $   99,291    $1,702,640
---------------------------------------------------------------------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                          78,066       567,175
Redemption of matured available for sale securities                          293,588       883,275
Purchases of available for sale securities                                  (179,801)   (2,699,750)
Net (increase) decrease in interest-bearing deposits in other banks           (4,811)       (8,669)
Net (increase) decrease in loans                                          (1,499,743)   (2,533,543)
Proceeds from sales of auto loans                                          1,993,264     2,040,498
Purchases of premises and equipment                                          (55,530)       (8,148)
Proceeds from sales of other real estate                                       5,646         4,736
Payments to improve other real estate                                           (408)       (1,727)
Net cash (paid for) received from acquisitions                                 8,882        16,487
---------------------------------------------------------------------     ----------    ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          639,153    (1,739,666)
---------------------------------------------------------------------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                           25,675        28,705
Net increase (decrease) in Federal funds purchased, securities sold
  under repurchase agreements, and U.S. Treasury demand notes                (27,985)       (4,649)
Proceeds (payments) on nonrecourse debt on leveraged leases                   41,863        85,824
Proceeds from issuance of long-term debt and short-term borrowings           107,366       202,127
Payments on long-term debt and short-term borrowings                        (641,383)     (355,761)
Proceeds from issuance of common stock and sales of treasury stock             3,571         4,375
Purchases of treasury stock                                                     (819)      (17,696)
Dividends paid                                                               (55,021)      (53,141)
---------------------------------------------------------------------     ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (546,733)     (110,216)
---------------------------------------------------------------------     ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         191,711      (147,242)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,094,097     1,256,545
---------------------------------------------------------------------     ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $1,285,808    $1,109,303
=====================================================================     ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) FOR:
  Interest                                                                $  496,950    $  386,727
  Income taxes                                                                11,806           954
=====================================================================     ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common shares:
  Number of preferred shares converted                                           344           225
  Number of common shares issued                                              14,105         9,225
  Conversion value                                                        $       18    $       12
Transfer of loans to other real estate                                         5,136         1,948
Net unrealized gain (loss) on available for sale securities
  included in stockholders' equity                                           (17,485)      (97,111)
Acquisitions:
  Assets acquired                                                              3,832       489,130
  Liabilities assumed                                                          1,798       309,298
  Number of First Security Corporation common shares issued                  447,457     8,456,724
=====================================================================     ==========    ==========

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)
For the Periods Ended June 30, 2000 and 1999
                                         -------------Three Months-------------    --------- Year-To-Date Six Months -------
                                            2000       1999       $Chg    %Chg         2000       1999       $Chg      %Chg
---------------------------------------  -------   --------   --------   ------    --------   --------   ---------   ------
NET INCOME (LOSS)                        $(1,599)  $ 68,843   $(70,442)  (102.3)   $ 33,392   $133,721   $(100,329)   (75.0)
---------------------------------------  -------   --------   --------   ------    --------   --------   ---------   ------
OTHER COMPREHENSIVE INCOME (LOSS),
   AFTER TAX                               2,956    (75,093)    78,049    103.9     (17,485)   (97,111)     79,626     82.0
---------------------------------------  -------   --------   --------   ------    --------   --------   ---------   ------
COMPREHENSIVE INCOME (LOSS)              $ 1,357   $ (6,250)  $  7,607    121.7    $ 15,907   $ 36,610   $ (20,703)   (56.6)
=======================================  =======   ========   ========   ======    ========   ========   =========   ======

See "Notes to Consolidated Financial Statements".

FIRST SECURITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In the opinion of First Security's management, the accompanying unaudited consolidated financial statements of First Security contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, First Security's: results of operations for the three and six month periods ended June 30, 2000 and 1999; financial position as of June 30, 2000, December 31, 1999, and June 30, 1999; and cash flows for the six months ended June 30, 2000 and 1999.

   2. First Security's results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

   3. Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.

   4. First Security's financial statements and commentary incorporate fair market values for balances added and earnings since their acquisition from the following purchase acquisitions:
   * On February 12, 1999, First Security acquired Van Kasper & Company and renamed it First Security Van Kasper (FS Van Kasper, headquartered in San Francisco, California). FS Van Kasper is First Security's full-service investment banking and brokerage subsidiary. First Security issued 3,338,000 shares of its common stock, with a contingent issuance of 1,159,000 shares after three years if earnings targets are met or in the case of other events, such as a merger or change of control. Van Kasper's assets and liabilities at the date of acquisition approximated $19,609,000 and $12,782,000, respectively.
   * On June 1, 1999, First Security acquired Comstock Bancorp and its Comstock Bank subsidiary. First Security issued 3,476,000 shares of its common stock in the transaction. Comstock's assets and liabilities at the date of acquisition approximated $208,092,000 and $193,371,000, respectively.
   * On June 14, 1999, First Security acquired XEON Financial Corporation and its Nevada Banking Company subsidiary. First Security issued 1,562,000 shares of its common stock in the transaction. XEON's assets and liabilities at the date of acquisition approximated $121,740,000 and $112,801,000, respectively.
   * May 1, 2000, First Security acquired Black & Company Inc., a securities firm headquartered in Portland, Oregon with more than 50 employees and 20,000 clients nationwide. First Security issued 447,457 of its common shares in this purchase transaction, with a contingent issuance of another 100,450 after one year and another contingent issuance of up to 347,120 shares after three years, subject to earnings and other conditions. At the date of acquisition, Black & Company had assets and liabilities of approximately $3,832,000 and $1,798,000, respectively.
   The transactions listed above were accounted for using the purchase method of accounting and resulted in intangible assets for First Security of approximately $152,645,000, which are being amortized over 15 years, except for core deposits, which are amortized over 10 years.
   Pro forma results of operations for 2000 and 1999, as if the above acquired companies had combined at the beginning of the periods, are not presented because the effect was not material.

   5. For purposes of reporting cash flows, cash and cash equivalents included cash and due from banks and Federal funds sold and securities purchased under resale agreements.

   6. In accordance with Statement of Financial Accounting Standards (SFAS) No. 125, First Security's capitalized loan servicing rights for the six months ended June 30, 2000 included $22.3 million additions and $18.0 million amortized during the period.

   7. Effective January 1, 1998, First Security adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures of certain information about First Security's reportable operating segments. First Security has the following reportable line of business segments: Community Banking Services; Retail Lending Services; Business Banking Services; Capital Markets, Treasury, & Investment Management; and Parent & Other.
   Interest income and expense as well as the total average assets and total average deposits are reported following the same accounting policies described in Note 1 to the financial statements in First Security's 1999 Annual Report on Form 10-K. Intersegment interest income and expense are derived by modeling loans and deposits to determine duration-based funds transfer pricing rates. Such rates are applied to loans and deposits to determine intersegment interest income and expense. In addition, certain operating, general and administrative expenses are allocated between and among the business segments to derive net income.
   First Security advises readers that its line of business segment data has periodically undergone material changes in the alignment of products and business units within its lines of business, and in internal reporting and cost allocation systems. As a result, data for prior periods may not be comparable with 2000. In addition, First Security further advises readers that its actual results for future periods could differ materially from those anticipated or projected.


LINE OF BUSINESS SEGMENTS - SELECTED DATA (in thousands; unaudited) (A)
                                                                                           Capital
                                                                                          Markets,
                                            Community         Retail       Business     Treasury &
                                              Banking        Lending        Banking     Investment         Parent          Total
                                             Services       Services       Services     Management        & Other           FSCO
---------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
For the Year-To-Date Six Months Ended June 30, 2000
Total assets (Avg)                        $   562,184    $ 9,725,897    $ 4,729,615    $ 5,458,718    $ 2,880,333    $23,356,747
Total deposits (Avg)                        9,511,641        179,572      1,154,164        343,892      2,166,858     13,356,127
Interest income                                 5,720        444,800        179,975        161,975         71,442        863,912
Interest expense                              196,713          4,166         20,625        113,779        128,708        463,991
Intersegment interest income (expense) net    302,432       (269,042)       (84,982)       (38,169)        89,761            -
Provision for income taxes                     19,698         (7,555)        16,721          2,725        (17,013)        14,576
Net income (loss)                              31,466        (12,069)        26,709          4,354        (17,068)        33,392
---------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
For the Year-To-Date Six Months Ended June 30, 1999
Total assets (Avg)                        $   603,433    $ 8,696,961    $ 3,680,331    $ 5,460,794    $ 3,263,885    $21,705,404
Total deposits (Avg)                        8,936,535        218,258        747,152        338,747      2,243,431     12,484,123
Interest income                                 4,453        359,497        148,776        169,638         62,938        745,302
Interest expense                              177,081            -           11,575        104,210         84,519        377,385
Intersegment interest income (expense) net    262,917       (216,574)       (69,531)       (44,621)        67,809            -
Provision for income taxes                     10,354         29,251         12,326          8,427          6,988         67,346
Net income                                     16,289         46,913         21,528         13,570         35,421        133,721
=======================================   ===========    ===========    ===========    ===========    ===========    ===========

(A) For the periods reported, FSCO:
    * reported intersegment interest income and interest expenses on a net basis;
    * had no material revenues from foreign countries;
    * did not rely on any single major customer for 10% or more of external revenues.

   8. In accordance with Securities and Exchange Commission (SEC) Rule 210.4-08(n) of Regulation S-X "Accounting policies for certain derivative instruments", First Security's accounting policies for derivative instruments were discussed in detail in its 1999 Annual Report on Form 10-K. Since the filing of that report, there have been no material changes in First Security's accounting policies for derivative instruments.

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

  10. On July 7, 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities" Deferral of the Effective Date of FASB Statement No. 133", an amendment of SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 supercedes: SFAS No. 80, "Accounting for Futures Contracts"; SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk"; and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments"; and also amends certain aspects of other SFAS's previously issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. First Security management is currently evaluating the effects of this change in its accounting for derivatives and hedging activities and does not plan to implement SFAS No. 133 early.

  11. On November 24, 1999, the SEC issued Staff Accounting Bulletin No. 100, which expresses views of its staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations, including accrual of exit and employee termination costs pursuant to Emerging Issues Task Force (EITF) Issues No. 94-3 and No. 95-3, and the recognition of impairment charges pursuant to Accounting Principles Board (APB) Opinion No. 17 and Statement of Financial Accounting Standards (SFAS) No. 121. First Security's management has taken this SAB under advisement and believes that it will not have a material effect on First Security's consolidated financial statements.

  12. On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, which summarizes certain of its staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. First Security's management has taken this SAB under advisement and believes that it will not have a material effect on First Security's consolidated financial statements.

13. On April 10, 2000, First Security and Wells Fargo & Company (NYSE: WFC) announced the signing of an Agreement and Plan of Reorganization, which is listed as Exhibit 2.1 to this report. Wells Fargo is a $234 billion diversified financial services company providing banking, insurance, investments, mortgage and consumer finance from more than 5,300 financial services stores and the Internet (wellsfargo.com) across North America and elsewhere internationally. The combined company will be the largest banking franchise in deposits in Utah, Nevada, New Mexico, and Idaho, which comprise the nation's fastest growing regional economy.
   Pursuant to the Agreement and Plan of Reorganization, each share of First Security stock will be converted into 0.355 of a share of Wells Fargo stock. Based on Wells Fargo's closing stock price of $43.6875 on April 3, 2000, the agreement values each First Security share at $15.50, for a total transaction value of approximately $3.2 billion.
   The proposed merger is expected to be completed early in the fourth quarter of 2000 and is expected to be accounted for as a pooling of interests. It is expected to be a tax-free transaction for First Security stockholders and was approved by them at a special meeting held on July 31, 2000. The proposed merger still requires approval from banking regulators. To receive federal regulatory approval and comply with government anti-trust guidelines, First Security and Wells Fargo expect to sell about $1.4 billion of deposits and associated loans.

FIRST SECURITY CORPORATION (FSCO)
PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS (MDA) OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIS MDA SHOULD BE READ IN CONJUNCTION WITH FIRST SECURITY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FORWARD-LOOKING STATEMENTS

   Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. First Security cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.
   First Security advises readers that various risks and uncertainties could affect First Security's financial performance and could cause First Security's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions where First Security operates; competitive products and pricing; changes in prevailing interest rates; credit and other risks of lending and investment activities; fiscal and monetary policies of the U.S. and other governments; regulations affecting financial institutions; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting First Security's operations and personnel.
   With respect to the announced merger with Wells Fargo, risks and uncertainties in connection with First Security's merger into Wells Fargo include, but are not limited to:
* conditions precedent to the close of the merger agreement may not be satisfied;
* combining the business of First Security and Wells Fargo may cost more than expected;
* the timing of the completion of the merger and new operations may be delayed or prohibited;
* there may be increases in competitive pressures among financial institutions;
* general economic conditions, either nationally or locally in areas in which First Security conducts its operations, or conditions in securities markets may be less favorable than currently anticipated;
* combining the businesses of First Security and Wells Fargo may require divestiture of branches, deposits or loans as a result of the merger in an amount greater than expected;
* legislation or regulatory changes may adversely affect the ability of the combined company to conduct, or the accounting for, business combinations and new operations;
* integrating the business of First Security and Wells Fargo and retaining key personnel may be more difficult than expected;
* the combined company may lose more business or customers after the merger than expected.
   First Security specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

HIGHLIGHTS

* Including the major unusual items discussed below, there was a net loss for the quarter of $1.6 million or $0.01 per share but net income of $33.4 million or $0.17 per share for the year to date. Excluding the major unusual charges discussed below, net income for the quarter was $56.5 million or $0.28 per share diluted, and year to date net income was $114.9 million or $0.57 per share diluted
*  Total assets of $22.5 billion
*  Total equity of $1.7 billion
* Merger with Wells Fargo & Company expected to close early in the fourth quarter.

   First Security reported that its second quarter 2000 earnings, including the major unusual items discussed below, were a net loss for the quarter of $1.6 million or $0.01 per share, compared with $68.8 million or $0.35 per share in the same quarter of 1999. For the year to date, net income was $33.4 million or $0.17 per share for the year to date, compared with $133.7 million or $0.69 per share for the first half of 1999.
   Before the major unusual items, net income for the quarter was $56.5 million or $0.28 per share, compared with $68.8 million or $0.35 per share in the same quarter of 1999. For the year to date, net income before the unusual items was $114.9 million or $0.57 per share, compared with $133.7 million or $0.69 per share for the first half of 1999.

MAJOR UNUSUAL ITEMS

   In the second quarter, First Security took actions to strategically position the Company and to address the remaining costs of the terminated merger with Zions Bancorporation.
   The following actions were taken as part of First Security's strategic positioning resulting in certain unusual charges:
   * ASSET SALES: First Security sold $2.0 billion of indirect auto loans through securitization. These loans were fixed rate auto loans accumulated over the last 12 to 18 months. First Security's historical practice has been to securitize these loans every 4 to 6 months, but due to its pending merger agreement with Zions, a securitization within the typical time frame did not occur. With rising interest rates over this time frame, it was appropriate to sell the loans to address interest rate risk, reduce short-term funding dependency, and free up capital. The sale of the $2.0 billion in automobile loans resulted in a pre-tax loss of $49.7 million, $30.3 million after tax (reported as a reduction of noninterest income).
   * SERVICING ASSET ADJUSTMENT: Based on changing market conditions, First Security also charged off servicing assets associated with prior asset securitizations, resulting in a pre-tax charge of $20.0 million, $12.2 million after tax (also reflected in noninterest income).
   * GOODWILL ADJUSTMENT: First Security charged off $8.4 million of goodwill associated with its CrossLand Mortgage Corporation subsidiary.
   * EMPLOYEE EXPENSES: First Security accrued $3.0 million as part of the retention program to retain key personnel through the merger closing and $5.2 million to provide for other employee benefits.
   * MERGER TERMINATION COSTS: First Security also incurred $2.9 million pre-tax, $1.9 million after tax, as a result of the termination of its merger agreement with Zions Bancorporation on March 31, 2000. This is in addition to the $36.0 million pre-tax, $23.4 million after tax, reported in the first quarter. First Security does not anticipate any material additional expenses associated with the termination of the merger agreement with Zions.

MERGER WITH WELLS FARGO & COMPANY

   On April 10, 2000, First Security and Wells Fargo & Company (NYSE:WFC) announced the signing of a definitive agreement to merge. Wells Fargo is a $234 billion diversified financial services company providing banking, insurance, investments, mortgage and consumer finance from over 5,300 financial services stores and the Internet (wellsfargo.com) across North America and elsewhere internationally. The combined company will be the largest banking franchise in deposits in Utah, Nevada, New Mexico, and Idaho, which comprise the nation's fastest growing regional economy.
   The proposed merger is expected to be completed early in the fourth quarter and is expected to be accounted for as a pooling of interests. It is expected to be a tax-free transaction for First Security stockholders, who approved the proposed merger at a special meeting of stockholders held on July 31, 2000. Approval of banking regulators is still pending.
   Approval by First Security stockholders of the proposed merger with Wells Fargo will result in accelerated vesting and the activation of limited stock appreciation rights ("LSARs") in the First Security Comprehensive Management Incentive Plan. As a result of the activation of the LSARs, accounting rules require recognition of the in-the-money value of the options in the income statement (through a non-cash compensation charge) and an increase in contributed equity by the amount of the charge and an increase in deferred tax assets. Based on a "look-back" price of $16.312, the highest closing price during the 60 day period preceding First Security stockholder approval of the merger, First Security will incur a charge in the third quarter of 2000 of approximately $48.0 million and a net increase in common equity of approximately $29.3 million.
   This charge is not included in the major unusual items previously disclosed, and these accounting entries will not affect the on-going financial performance or cash flow of First Security or the combined entity.

LINE OF BUSINESS SEGMENTS

   First Security's organizational management structure consists of the following five "Line of Business" segments (see: Note 7 above):
   * Community Banking Services provides transaction, deposit, electronic banking, and customer services.
   * Retail Lending Services provides a full range of credit products to retail and small-business customers including consumer loans (direct and indirect vehicle, credit cards, student loans, and other), residential real estate loans (mortgage, home equity, and construction), and commercial loans under $100,000. Retail Lending Services also makes loans (new and used car flooring, capital loans, and real estate loans) to selected types of businesses, including automobile dealers, residential lot developers, and home builders (for construction of single family residential homes).
   * Business Banking Services provides a full range of products to business customers, including commercial loans over $100,000, commercial real estate loans (term and construction), leases, and banking, trust, and financial services for businesses.
   * Capital Markets, Treasury, and Investment Management provides capital markets, treasury, personal investment, private banking, personal trust, insurance, investment management functions, and FS Van Kasper.
   * Parent and Other combines corporate administration, technology and processing services, acquired banks that have not been converted to First Security's systems, and intersegment eliminations. This line of business segment was restructured during the first quarter of 1999 by moving the accounting, tax, and purchasing functions from the Finance and Capital Markets segment to this segment.
   First Security advises readers that its actual results for future periods could differ materially from those anticipated or projected based on segment data reported in Note 7 above, due to potential changes resulting from First Security's anticipated merger with Wells Fargo.

ANALYSIS OF STATEMENTS OF INCOME

NET INCOME

   Including the major unusual items discussed above, First Security had a net loss of $1.6 million or $0.01 per share for the second quarter of 2000, compared with net income of $68.8 million or $0.35 per share for the second quarter of 1999. For the year to date, net income was $33.4 million or $0.17 per share for the first half of 2000, compared with $133.7 million or $0.69 per share for the prior year period.
   Excluding the effects of the major unusual items discussed above, First Security had net income of $56.5 million or $0.28 per share for the second quarter of 2000, compared with $68.8 million or $0.35 per share for the second quarter of 1999. For the year to date, First Security had net income excluding the unusual items of $114.9 million or $0.57 per share, compared with $133.7 million or $0.69 per share for the prior year period.
   Earnings have shown an overall decline from prior periods due to the impacts of the uncertainty caused by pending mergers for the past year, pressure on net interest income due to rapidly increasing rates, a significant slowdown in mortgage originations by First Security's mortgage-producing affiliates, and lower second quarter earnings by First Security's securities subsidiary.
   The return on average assets (ROAA) including the unusual items, was a negative 0.03%, compared with a positive 1.26% for the second quarter of 1999, and for the year to date the ROAA was 0.29%, compared with 1.24% for the first half of the prior year. Excluding the unusual items, ROAA was 0.96% for the quarter and 0.99% for the year to date.
   The return on average equity (ROAE) including the major unusual items was a negative 0.37% for the quarter, compared with a positive 16.52% for the prior year quarter, and for the year to date, the ROAE was 3.83%, compared with 16.58% for the prior year period. Excluding the unusual items, the ROAE was 13.01% for the quarter, and 13.19% for the year to date.
   The Tangible EPS diluted (EPS excluding the effects of amortization of goodwill and deposit intangibles, net of tax), including the effects of the unusual items, were $0.06 for the quarter, compared with $0.37 for the second quarter of 1999, and $0.26 for the first half of 2000, compared with $0.73 for the first half of the previous year. Tangible EPS diluted before the unusual items discussed above was $0.35 for the second quarter and $0.67 for the year to date.
   The Tangible ROAA including the unusual items was 0.21% and 0.46% for the quarter and year to date, respectively, compared with 1.36% and 1.34% for the prior year periods, respectively. Tangible ROAA excluding the unusual items was 1.22% for the second quarter and 1.18% for the year to date.
   The Tangible ROAE including the unusual items was 4.06% for the three months and 8.78% for the year to date, compared with 24.94%, and 24.68%, respectively, for the prior year periods. Tangible ROAE excluding the unusual items was 23.66% for the quarter and 22.49% for the six months.

FIRST SECURITY CORPORATION
VOLUME / RATE ANALYSIS
(in thousands; fully taxable equivalent; unaudited) (A, B)

For the Three Months Ended June 30, 2000 and 1999
        Average Balance    Yield/Rate %                                                 Interest Inc/Exp   Change  Changes Due To:
       2000        1999   2000   1999                                                    2000       1999  2000-99   Volume     Rate
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
                                      INTEREST-EARNING ASSETS / INCOME:
$   135,189 $   135,929   6.55   4.82 Federal funds sold & securities purchased      $  2,215   $  1,638  $   577  $    (9) $   586
      6,442       4,975   3.48   5.55 Int-bearing deposits in other banks                  56         69      (13)      20      (33)
     21,471     250,743   6.04   6.46 Trading account securities                          324      4,051   (3,727)  (3,704)     (23)
  5,516,729   5,881,963   6.36   6.36 Available for sale securities, amortized cost    87,662     93,571   (5,909)  (5,810)     (99)
                                      Loans, net of unearned income &
 15,267,660  13,079,487   9.29   8.55   deferred taxes on leases (C)                  354,715    279,555   75,160   46,769   28,391
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
$20,947,491 $19,353,097   8.50   7.83 TOTAL INTEREST-EARNING ASSETS / INCOME          444,972    378,884   66,088   37,266   28,822
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------

                                      INTEREST-BEARING LIABILITIES / EXPENSE:
                                      Interest-Bearing Deposits:
$   301,299 $   367,282   1.51   1.34 Interest-bearing demand accounts                  1,138      1,228      (90)    (221)     131
  5,284,091   4,720,171   2.82   2.55 Savings & money market accounts                  37,257     30,117    7,140    3,598    3,542
  1,901,018   1,410,342   5.92   5.40 Time deposits of $100,000 or more                28,147     19,051    9,096    6,628    2,468
  3,784,793   3,643,203   5.55   5.31 Other time deposits                              52,479     48,396    4,083    1,881    2,202
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
 11,271,201  10,140,998   4.22   3.90 TOTAL INTEREST-BEARING DEPOSITS                 119,021     98,792   20,229   11,886    8,343
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
  4,387,199   4,028,240   6.14   4.66 Federal funds purchased & securities sold        67,295     46,952   20,343    4,184   16,159
  1,032,753     320,203   6.38   7.42 Other short-term borrowings                      16,473      5,938   10,535   13,214   (2,679)
  2,372,017   2,657,803   6.46   5.79 Long-term debt                                   38,282     38,449     (167)  (4,134)   3,967
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
$19,063,170 $17,147,244   5.06   4.44 TOTAL INTEREST-BEAR LIABILITIES / EXPENSE       241,071    190,131   50,940   25,150   25,790
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
                          8.50   7.83 Interest income FTE / earning assets
                          4.61   3.93 Interest expense / earning assets
                          ----   ---- ---------------------------------------------
                          3.89   3.90 Net interest income FTE / earning assets        203,901    188,753   15,148   12,116    3,032
                                      Less fully taxable equivalent adjustment          2,166      2,611     (445)
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
                                      NET INTEREST INCOME                            $201,735   $186,142  $15,593
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------

For the Year-To-Date Six Months Ended June 30, 2000 and 1999
        Average Balance  Yield / Rate %                                              Interest Inc/Exp      Change   Changes Due To:
       2000        1999   2000   1999                                                    2000       1999  2000-99  Volume     Rate
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
                                      INTEREST-EARNING ASSETS / INCOME:
$   234,222 $   152,080   5.97   4.68 Federal funds sold & securities purchased      $  6,992   $  3,556  $ 3,436  $ 1,921  $ 1,515
      4,615       6,663   5.29   3.96 Int-bearing deposits in other banks                 122        132      (10)     (41)      31
     17,125     262,733   7.25   6.39 Trading account securities                          621      8,395   (7,774)  (7,848)      74
  5,574,710   5,446,566   6.31   6.46 Available for sale securities, amortized cost   175,896    175,808       88    4,136   (4,048)
                                      Loans, net of unearned income &
 14,825,910  13,267,371   9.24   8.48   deferred taxes on leases (C)                  684,759    562,682  122,077   66,099   55,978
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
$20,656,582 $19,135,413   8.41   7.84 TOTAL INTEREST-EARNING ASSETS / INCOME          868,390    750,573  117,817   64,267   53,550
=========== ===========   ====   ==== =============================================  ========   ========  =======  =======  =======

                                      INTEREST-BEARING LIABILITIES / EXPENSE:
                                      Interest-Bearing Deposits:
$   292,544 $   367,162   1.51   1.37 Interest-bearing demand accounts                  2,203      2,510     (307)    (510)     203
  5,256,585   4,662,216   2.74   2.61 Savings & money market accounts                  72,120     60,737   11,383    7,743    3,640
  1,866,923   1,398,416   5.77   5.38 Time deposits of $100,000 or more                53,840     37,646   16,194   12,612    3,582
  3,790,357   3,591,710   5.46   5.34 Other time deposits                             103,448     95,962    7,486    5,307    2,179
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
 11,206,409  10,019,504   4.13   3.93 TOTAL INTEREST-BEARING DEPOSITS                 231,611    196,855   34,756   25,152    9,604
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
  4,108,126   3,875,930   5.86   4.67 Federal funds purchased & securities sold       120,300     90,478   29,822    5,420   24,402
  1,079,793     381,516   6.25   6.65 Other short-term borrowings                      33,747     12,689   21,058   23,224   (2,166)
  2,446,204   2,655,479   6.40   5.83 Long-term debt                                   78,333     77,363      970   (6,097)   7,067
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
$18,840,532 $16,932,429   4.93   4.46 TOTAL INTEREST-BEAR LIABILITIES / EXPENSE       463,991    377,385   86,606   47,699   38,907
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
                          8.41   7.84 Interest income FTE / earning assets
                          4.49   3.94 Interest expense / earning assets
                          ----   ---- ---------------------------------------------
                          3.92   3.90 Net interest income FTE / earning assets        404,399    373,188   31,211   16,568   14,643
                                      Less fully taxable equivalent adjustment          4,478      5,271     (793)
----------- -----------   ----   ---- ---------------------------------------------  --------   --------  -------  -------  -------
                                      NET INTEREST INCOME                            $399,921   $367,917  $32,004
=========== ===========   ====   ==== =============================================  ========   ========  =======  =======  =======

(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.
(B) Changes not due entirely to changes in volume or rate have been allocated to rate.
    Interest is presented on a fully taxable equivalent (FTE) basis, calculated on Federal and state taxes applicable to the subsidiary carrying the asset.  The combined tax rate was approximately 39% for 2000 and 1999.
(C) Loans include nonaccruing loans.
    Interest on loans includes fees of $15,818 and $16,363 for the 2000 and 1999 quarters, respectively.
    Interest on loans includes fees of $30,405 and $29,267 for the 2000 and 1999 year-to-date periods, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

   First Security's net interest income on a fully taxable equivalent (FTE) basis was $203.9 million for the second quarter of 2000, compared with $188.8 million for the 1999 second quarter. For the year to date, net interest income on a fully taxable equivalent (FTE) basis was $404.4 million, compared with $373.2 million for the same six months in 1999. Continuing strong loan demand and the use of asset/liability management strategies has resulted in modest growth in net interest income despite the rising interest rate environment and the reduction of the investment portfolio over the past 10 months. First Security, like most financial institutions, is taking actions to address margin compression in this rising interest rate environment in which rates on deposits and short-term borrowings typically change more quickly than rates on loans and investments.
   In anticipation of the merger with Zions, First Security repositioned its balance sheet, resulting, temporarily, in increased reliance on short-term funding. With the Federal Reserve Board's multiple increases in the targeted Federal Funds rates and with its forward bias toward increasing interest rates to address inflationary concerns, interest expense has been and will continue to be under pressure in the near term. In a rapidly rising interest rate environment, the ongoing work of First Security to reprice its loan portfolio will lag the increases in funding cost.
   First Security's net interest margin was 3.89% for the second quarter of 2000, essentially identical to 3.90% for the year-ago quarter. For the year to date, First Security's net interest margin was 3.92%, compared with 3.90% for the year-ago period. As noted above, First Security is experiencing pressure on its net interest margin, but is rigorously employing asset/liability management strategies to mitigate interest rate risk.

PROVISION FOR LOAN LOSSES

   Net loans charged off against the reserve and the provision for loan losses were $15.8 million for the second quarter of 2000, compared with $10.6 million for the year-ago quarter. On a year-to-date basis, net loans charged off against the reserve and provision for loan losses were $36.3 million, compared with $27.5 million for the year-ago period. The annualized ratio of net loans charged off to average loans was 0.41% and 0.48% for the second quarter and first half of 2000, respectively, compared with 0.54% for the year-ago quarter and 0.49% for all of 1999. First Security believes that it has properly addressed the previously announced moderate increase in consumer loan losses.

NONINTEREST INCOME

   For the second quarter of 2000, First Security's noninterest income including the unusual items was $36.6 million, compared with $146.2 million for the 1999 quarter, and was $162.0 million for the year to date, compared with $270.4 million for the first half of 1999. First Security's noninterest income excluding the unusual items was $106.3 million, and for the year to date, it was $231.7 million. The decrease excluding unusual items is indicative of slower loan origination rates in the mortgage banking business, strategic decreases in trading account activities to reduce market risks (First Security ceased its trading activities for its own account), and decreased securities gains, offset by growth in commissions and fees from securities and insurance transactions; collections, commissions, and fees.

NONINTEREST EXPENSES

   Including $36.0 million in the first quarter and $19.5 million in the second quarter of 2000 of unusual expenses, noninterest expenses were $227.4 million for the second quarter of 2000, compared with $217.4 million for the second quarter of 1999, and $477.6 million for the year to date, compared with $409.8 million for the same 1999 period. Excluding the unusual expenses discussed above, First Security's noninterest expenses were $207.9 million for the quarter and $422.1 million for the year to date. The year-over-year changes incorporate reductions in salary and benefit expense due to lower staffing levels, decreased stationery and supplies, postage, professional services, and telephone costs, offset in part by higher marketing, occupancy and equipment, computer service, and fee expenses.
   * First Security's salaries and benefits expense was $119.0 million for the quarter, compared with $122.8 million for the second quarter of 1999, and $240.5 million for the year to date, compared with $237.3 million for the same period of 1999. The current year numbers reflect staffing decreases from 10,101 to 8,168 full-time-equivalent employees offset by $8.2 million of unusual charges related to pending mergers, and increases in commission-based compensation, primarily related to the addition of and increases in securities brokerage activities during 2000 and the last half of 1999.
   * First Security's nonpersonnel expenses were $108.3 million for the quarter, compared with $94.6 million for the second quarter of 1999, and $237.1 million for the year to date, compared with $172.4 million for the prior year. In addition to $36.0 million of merger termination expenses in the first quarter of 2000 and an additional $2.9 million in the second quarter, unusual charges of $8.4 million were recognized during the quarter to adjust goodwill for First Security's CrossLand Mortgage subsidiary. Increases were also noted in fees, occupancy and equipment, intangible amortization, and other noninterest expenses, reflecting acquisitions during 1999.
   First Security's operating expense ratio (the ratio of noninterest expenses to the sum of net interest income FTE and noninterest income) calculated including the effect of the unusual items, was 94.53% for the second quarter of 2000, compared with 64.89% for the year-ago quarter, and was 84.32% for the year to date, compared with 63.67% for the year-ago period. First Security's operating expense ratio excluding the unusual items was 67.00% for the second quarter of 2000, and 66.36% for the year to date.
   CrossLand Mortgage Corp., First Security's mortgage banking subsidiary, and First Security Van Kasper, First Security's full-service investment banking and brokerage subsidiary, have higher inherent operating expense ratios than First Security's bank subsidiaries. Excluding CrossLand Mortgage, FS Van Kasper, and the unusual items, First Security's operating expense ratio was 55.87% for the second quarter of 2000, compared with 60.13% for the year-ago quarter. Year to date, this adjusted operating expense ratio was 56.31%, compared with 59.31% for 1999. Excluding amortization of goodwill and deposit intangibles, the adjusted operating expense ratio was 50.01% for the quarter, compared with 58.36% for the prior year quarter, and it was 52.24% for the first half of 2000, compared with 57.67% for the same period of 1999.
   As the merger integration proceeds with Wells Fargo, First Security's conformance of accounting policies may result in expense accruals or other adjustments in future periods. First Security also may incur additional salary and benefits expense associated with retention and other bonus programs for employees.

ANALYSIS OF BALANCE SHEETS
SUMMARY

   First Security's total assets were $22.5 billion at June 30, 2000, compared with $23.0 billion at year-end 1999 and $22.1 billion one year ago. The decrease from year end reflects sales of loans and securities, with application of the proceeds to reduce borrowed funds. Loans, net of unearned income but before the reserve for loan losses, were $14.1 billion at quarter end, compared with $14.6 billion at year end 1999 and $13.3 billion one year ago, in spite of $2.0 billion in vehicle loan securitizations and sales during the second quarter of 2000 and ongoing mortgage loan sales during the year. Available for sale securities were $5.3 billion at quarter end, compared with $5.5 billion at year end and $5.9 billion one year ago, reflecting merger-related strategic decisions to reduce First Security's position in these assets.
   In conjunction with its planned merger with Wells Fargo, First Security will take actions to reposition its balance sheet, which may result in accounting or valuation adjustments in future periods.

INTEREST-EARNING ASSETS:
TRADING ACCOUNT SECURITIES AND OTHER MONEY MARKET INVESTMENTS

   First Security's trading account securities were $22.0 million at June 30, 2000, compared with $22.7 million at year end and $148.0 million one year ago. In anticipation of the merger with Zions, First Security discontinued its proprietary securities trading activity at year end, except for securities held in trading accounts at FS Van Kasper, pending sales to customers. Fluctuations in trading and sales opportunities, reflected in the level of securities held, are a normal part of this function.
   Fluctuations in Federal funds sold and interest-bearing deposits held in other banks occur in response to changing yield opportunities and liquidity requirements.

INTEREST-EARNING ASSETS:
AVAILABLE FOR SALE SECURITIES

   First Security's available for sale (AFS) securities were $5.3 billion at June 30, 2000, compared with $5.5 billion at year end and $5.9 billion one year ago. These decreases reflect a general balance sheet repositioning in anticipation of the merger with Zions. This has been accomplished by sales of securities as well as by not replacing maturing securities.

FIRST SECURITY CORPORATION
LOANS
(in thousands; unaudited) (A)
                                                            % of                   % of                   % of
As of                                            Jun. 30   Total        Dec. 31   Total        Jun. 30   Total    Jun/Jun
                                                    2000   Loans           1999   Loans           1999   Loans      %Chg
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
COMMERCIAL LOANS:
Commercial & industrial                      $ 2,893,681    20.5    $ 2,852,681    19.6    $ 2,689,356    20.2       7.6
Agricultural                                     336,807     2.4        300,685     2.1        342,205     2.6      (1.6)
Other commercial                                 176,532     1.2        160,738     1.1        192,566     1.4      (8.3)
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
TOTAL COMMERCIAL LOANS                         3,407,020    24.1      3,314,104    22.7      3,224,127    24.2       5.7
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
REAL ESTATE SECURED LOANS:
1 to 4 family residential term                 2,532,413    17.9      2,252,057    15.4      2,767,065    20.8      (8.5)
1 to 4 family residential home equity            414,580     2.9        407,066     2.8        392,018     2.9       5.8
1 to 4 family residential construction           948,314     6.7        842,669     5.8        702,567     5.3      35.0
Commercial & other term                        1,732,183    12.2      1,661,991    11.4      1,492,483    11.2      16.1
Commercial & other construction                  697,413     4.9        633,632     4.3        501,320     3.8      39.1
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
TOTAL REAL ESTATE SECURED LOANS                6,324,903    44.7      5,797,415    39.8      5,855,453    44.0       8.0
  Memo: Total real estate term                 4,679,176    33.1      4,321,114    29.6      4,651,566    34.9       0.6
  Memo: Loans held for sale included
    in total real estate term                    916,081     6.5        772,696     5.3      1,425,720    10.7     (35.7)
  Memo: Total real estate construction         1,645,727    11.6      1,476,301    10.1      1,203,887     9.0      36.7
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
CONSUMER LOANS:
Credit card & related                            322,538     2.3        338,570     2.3        315,118     2.4       2.4
Vehicle & other consumer                       2,313,251    16.4      3,495,348    24.0      2,423,756    18.2      (4.6)
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
TOTAL CONSUMER LOANS                           2,635,789    18.6      3,833,918    26.3      2,738,874    20.6      (3.8)
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
TOTAL LEASES                                   1,780,005    12.6      1,633,100    11.2      1,491,389    11.2      19.4
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
LOANS, NET OF UNEARNED INCOME                 14,147,717   100.0     14,578,537   100.0     13,309,843   100.0       6.3
  Memo: Unearned income                         (197,755)              (177,669)              (150,879)             31.1
Reserve for loan losses                         (174,443)              (174,443)              (174,443)              -
-------------------------------------------  -----------   -----    -----------   -----    -----------   -----     -----
TOTAL LOANS, NET                             $13,973,274            $14,404,094            $13,135,400               6.4
===========================================  ===========   =====    ===========   =====    ===========   =====     =====

(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.

INTEREST-EARNING ASSETS:
LOANS

   First Security's loans, net of unearned income but before the reserve for loan losses, were $14.1 billion at June 30, 2000, compared with $14.6 billion at year end and $13.3 billion one year ago. These balances reflect two separate $1.0 billion vehicle loan securitizations during the first and second quarters of 1999 and $2.0 billion during the second quarter of 2000, ongoing sales of 1-to-4 family residential term loans into secondary markets, and a slowing in mortgage loan production. The ratio of total loans to total assets was 62.85% at period end, compared with 63.40% at year end and 60.13% one year ago.
   The components of First Security's loan portfolio at June 30, 2000, compared with December 31, 1999 and June 30, 1999, respectively, are discussed below.
   * Commercial loans were $3.4 billion, compared with $3.3 billion at year end and $3.2 billion one year ago. The increase from one year ago was primarily due to a continued broad-based business expansion in First Security's market areas. Commercial loans consisted primarily of loans to small and middle-market businesses and agricultural-related businesses.
   * Real estate secured loans were $6.3 billion, compared with $5.8 billion at year end and $5.9 billion one year ago. Fluctuations in these loan balances occurred as loan originations were offset by loan sales. For balance sheet management purposes, First Security does not retain all newly originated mortgage loans but regularly securitizes and sells most loans in the secondary markets on an ongoing flow-through basis. The year to date change in loan balances reflects the fact that 1-to-4 family residential loan originations exceeded sales by $0.8 billion.
   * Consumer loans were $2.6 billion, compared with $3.8 billion at year end and $2.7 billion one year ago. First Security is a leading consumer lender in its primary market area, having made nearly $1.5 billion in indirect vehicle loans during the first half of this year. For balance sheet management purposes, First Security does not retain all newly originated indirect vehicle loans but regularly pools and securitizes such loans in the secondary markets. During the first half of 1999, $2.0 billion of such loans were securitized and sold, and an additional $2.0 billion were securitized and sold in the second quarter of 2000.
   * Leases were $1.8 billion, compared with $1.6 billion at year end and $1.5 billion one year ago. These increases were primarily due to First Security's growth in the vehicle and equipment leasing markets.

ASSET QUALITY:
PROBLEM ASSETS AND POTENTIAL PROBLEM ASSETS

   The ratio of nonperforming assets to total loans and other real estate was 0.57% at June 30, 2000, compared with 0.46% at year-end 1999 and 0.42% one year ago. Nonperforming assets were $80.2 million at quarter end, compared with $67.3 million at year end and $55.7 million one year ago. The changes were due primarily to one large loan secured by timberland, increases in mortgage term loans, and several smaller secured loans. First Security's nonperforming assets have historically been below its peer group, and it is expected that First Security's asset quality will remain strong despite the reported increase.
   First Security's ratio of total problem assets to total loans and other real estate was 0.76% at June 30, 2000, compared with 0.68% at year end and 0.60% one year ago. The ratio of nonperforming assets to total loans and ORE was 0.57% at period end, compared with 0.46% at year end and 0.42% one year ago.
   Problem assets were $107.3 million at June 30, 2000, compared with $99.2 million at year end and $79.3 million one year ago. The components of First Security's problem assets at June 30,2000, compared with December 31, 1999 and June 30, 1999, respectively, are discussed below.
   * Nonaccruing loans were $70.3 million, compared with $59.2 million at year end and $50.4 million one year ago. The ratio of nonaccruing loans to total loans was 0.50%, compared with 0.41% at year end and 0.38% one year ago.
   * Other real estate was $10.0 million, compared with $8.1 million at year end and $5.3 million one year ago. ORE property values are reviewed at least annually and the ORE portfolio is adjusted to the lower of cost or fair value less estimated selling costs.
   * Accruing loans past due 90 days or more were $27.1 million, compared with $31.9 million at year end and $23.6 million one year ago. The ratio of accruing loans past due 90 days or more to total loans was 0.19%, compared with 0.22% at year end and 0.18% one year ago.
   Potential problem loans identified by First Security amounted to $47.2 million at June 30, 2000, compared with $37.3 million at year end and $28.0 million one year ago. Potential problem loans consist primarily of commercial and agricultural related loans, plus recent additions of loans and leases to residential contractors.

ASSET QUALITY:
RESERVE FOR LOAN LOSSES

   First Security relies on the methodology for analysis of reserve adequacy outlined in its 1999 Annual Report on Form 10-K and not on any specific reserve ratio comparison.
   First Security's reserve for loan losses was $174.4 million at June 30, 2000, unchanged from year-end 1999 and one year ago. Based on its analysis of reserve adequacy, First Security considered its reserve for loan losses at quarter end to be adequate to absorb estimated loan losses in the current loan portfolio. The ratio of the reserve to total loans was 1.23% at quarter end, compared with 1.20% at year end and 1.31% one year ago. The annualized ratio of net loans charged off to average loans was 0.41% and 0.48% for the second quarter and first half of 2000, respectively, compared with 0.54% for the year-ago quarter and 0.49% for all of 1999. First Security's coverage ratio of the reserve to nonaccruing loans was 248.31% at quarter end, compared with 294.57% at year end and 346.10% one year ago.
   First Security's conformance with Wells Fargo accounting policies may result in adjustments to the reserve for loan losses in future periods.

ASSET/LIABILITY MANAGEMENT

   First Security's asset/liability management committee (ALCO) process is responsible for the identification, assessment, and management of liquidity, interest rate risk, and capital adequacy for First Security and its subsidiaries. First Security's ALCO process was discussed in its 1999 Annual Report on Form 10-K. The components of First Security's ALCO process are discussed below.

ASSET/LIABILITY MANAGEMENT:
LIQUIDITY

   First Security's total deposits were $13.2 billion at June 30, 2000, compared with $13.2 billion at year end and $13.0 billion one year ago. First Security continues to emphasize deposit gathering functions and the acquisition of banks with strong deposit characteristics. The ratio of loans to deposits was 106.89% at period end, compared with 110.36% at year end and 102.52% one year ago, primarily due to the fact that in spite of two separate $1.0 billion loan securitizations during the first and second quarters of 1999, $2.0 billion in loan securitizations during the second quarter of 2000, and ongoing sales of 1-to-4 family residential term loans, loan growth outpaced growth in deposit levels. The ratio of loans to assets was 62.85% at period end, compared with 63.40% at year end and 60.13% one year ago. These ratios, as well as other loan and liquidity ratios, vary with changes in economic cycles and are monitored closely through First Security's ALCO process to ensure that the proper balance is maintained between risk, customer borrowing needs, and economic opportunities.
   First Security's debt, which included short-term borrowings and long-term debt, was $6.8 billion at June 30, 2000, compared with $7.4 billion at year end and $6.7 billion one year ago. The components of First Security's debt at June 30, 2000, compared with December 31, 1999 and June 30, 1999, respectively, are discussed below.
   * Federal funds purchased and securities sold under repurchase agreements were $3.7 billion, compared with $3.7 billion at year end and one year ago.
   * All other short-term borrowed funds were $1.0 billion, compared with $1.1 billion at year end and $0.4 billion one year ago. The quarter over quarter change was due primarily to reclassification and repayment of current maturities of long-term debt, and the year over year change reflects an increased reliance on FHLB advances for funding.
   * Long-term debt was $2.2 billion at quarter end, compared with $2.6 billion at year end and one year ago. The decrease reflects the reclassification of maturing long-term debt to short-term borrowed funds, and the repayment in the second quarter of 2000 of $200 million in floating rate notes issued in the fourth quarter of 1999.

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

ASSET/LIABILITY MANAGEMENT:
INTEREST RATE RISK (EXCLUDING TRADING ACCOUNT SECURITIES)

   At June 30, 2000, First Security exhibited slight liability sensitivity and minimal overall interest rate risk. The principal strategy used in accomplishing this near-neutral position was the sale of longer-term auto loans, offset by reductions in short-term funding.
   A strong regional economy has resulted in quarter over quarter net average loan growth of $2.3 billion or 16.9%, while successful deposit promotions helped to generate average deposit growth of $0.9 billion or 6.9%. First Security also utilized loan sales and securitizations and external funding sources to support asset growth.
   First Security is well positioned to support continued strong loan growth through growth of regular deposit programs, the sale or maturity of securities, additional asset sales and securitizations, and access to external sources of funding.
   Off-balance sheet derivatives used to manage First Security's interest rate risk, including interest rate swaps, caps, corridors, floors, forwards, futures, and options totaled $2.6 billion notional amount at June 30, 2000, compared with $2.0 billion at year end and $2.6 billion one year ago. These derivatives were primarily associated with hedging mortgage loan servicing rights.

ASSET/LIABILITY MANAGEMENT:
MARKET RISK - TRADING ACCOUNT SECURITIES

   Because of the changes in the nature of First Security's trading account activities at the end of 1999, it currently has no financial futures and options contracts related to First Security's trading account securities compared with $9.4 billion notional value one year ago. That position consisted of futures and options contracts on short-term Federal funds, one month LIBOR, and three month Eurodollars.

OTHER ASSETS AND LIABILITIES

   First Security's noninterest-earning assets totaled $2.7 billion, compared with $2.7 billion at year end 1999 and $2.6 billion one year ago. The increase from the prior year reflects goodwill and premises and equipment added with acquisitions during 1999, originated loan servicing rights, and timing differences from unsettled transactions in the purchase and sale of securities. Fluctuations in noninterest-bearing liabilities were due in part to the effect of acquisitions and timing differences from unsettled transactions in the purchase and sale of securities.

COMMON AND PREFERRED STOCK

   First Security's common stock is traded on Nasdaq under the symbol "FSCO", and is included in the Standard & Poors' "MidCap 400 Index" and the Keefe, Bruyette & Woods, Inc. "KBW 50 Index".
   For the second quarter of 2000, the directors of First Security declared a regular quarterly common stock cash dividend of $0.14 per share. This dividend was paid on June 5, 2000 to shareholders of record on May 19, 2000 and is equal to an annual dividend rate of $0.56 per share. At their meeting held on July 31, 2000, the directors of First Security declared a regular quarterly common stock dividend of $0.14, equal to an annual dividend rate of $0.56 per share. This dividend will be paid on September 5, 2000 to stockholders of record on August 11, 2000. At the July 28, 2000 market closing price of $14.625 per share before the announcement of the dividend, the annual dividend yield on First Security common stock would have been 3.83%. This dividend is the 182nd common stock dividend declared by First Security and marks the 65th consecutive year in which First Security has paid cash dividends on its common stock.
   National and state banking and insurance regulations impose restrictions on the ability of First Security's bank and insurance subsidiaries to transfer funds to First Security in the form of loans or dividends. Such restrictions have not had, nor are they expected to have, any effect on First Security's current ability to pay dividends. First Security's current and past record of dividend payments should not be construed as a guarantee of similar dividend payments in the future.
   The bid price of First Security common stock was $13.563 per share at the close of the market on June 30, 2000, versus a book value of $8.84 per share, resulting in a market-to-book ratio of 153.43%. In comparison, the bid price of First Security common stock was $27.188 per share at the close of the market on June 30, 1999, versus a book value of $8.90 per share, resulting in a market-to-book ratio of 305.48%.
   First Security's preferred stock is convertible into First Security common stock at the conversion rate of one share of preferred stock for 41.00625 shares of common stock. There is no active trading market for First Security's preferred stock.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

   First Security's total stockholders' equity was $1.7 billion at June 30, 2000, compared with $1.8 billion at year-end 1999 and $1.7 billion one year ago. Despite the unusual items incurred in the first and second quarters of 2000 and a decrease in accumulated other comprehensive income, which consists of unrealized net gains and losses in the fair value of available for sale securities, First Security's earnings and new First Security common stock shares issued for acquisitions resulted in flat capital levels.
   First Security's ratio of stockholders' equity to total assets was 7.74% at quarter end, compared with 7.70% at year end and 7.84% one year ago. The ratio of tangible common equity to tangible assets, which excludes goodwill and deposit intangibles from the ratio calculations, was 6.28% at quarter end, compared with 6.21% at year end and 6.23% one year ago, reflecting balance sheet growth and various mergers.
   Application of SFAS 115 has resulted in, and will continue to result in, additions to or deductions from First Security's total stockholders' equity due to fluctuations in the fair value of AFS securities. These fluctuations are included in the "Accumulated other comprehensive income" component of equity.
   Regulations permit First Security's $150 million of Guaranteed Preferred Beneficial Interest - 8.41% Subordinated Capital Income Securities due 2026, issued in 1997, to be included in Tier 1 Capital for purposes of calculating the Tier 1 Leverage ratio and First Security's risk-based capital ratios.
   First Security's risk-based capital ratios remained strong at June 30, 2000 due to earnings retained and the above-mentioned Capital Income Securities. First Security's leverage and risk-based capital ratios were as follows:
                                                  Jun. 30   Dec. 31   Jun. 30
                                                     2000      1999      1999
                                                 --------  --------  --------
      Leverage ratio                                7.13%     7.27%     7.17%
      Tier 1 risk-based capital ratio               8.56      8.61      8.26
      Total (Tier 1 + 2) risk-based capital ratio  10.24     11.41     10.16

   First Security and its subsidiary banks continued to be classified as "well capitalized" according to the regulatory requirements of their respective primary regulatory authorities. It is First Security's policy to maintain the "well capitalized" status at both the consolidated and subsidiary bank levels.
   As disclosed in its Annual Report on Form 10-K for 1999, on November 19, 1999, First Security modified the regulatory accounting treatment of certain securitization transactions entered into by First Security Bank, N.A. (FS
Bank) for the purposes of calculating the level of regulatory capital maintained by FS Bank for the period of April 1, 1998 to September 30, 1999. This resulted in a restatement of the June 30, 1999 ratios shown above.
   With its strong equity and risk-based capital ratios, First Security is well positioned to selectively invest in profitable business opportunities, while maintaining capital ratios at levels determined to be prudent and conservative by management.

NATIONAL AND REGIONAL ECONOMY
   The second-quarter economic landscape and financial markets' activity were significantly influenced by a tighter Federal Reserve monetary policy. Short-term interest rates, which affect funding costs, were pushed higher with the intent of moderating consumer and business demand, thereby avoiding renewed inflationary forces throughout the economy. Long-term interest rates, which affect our lending rates, did not move up consistently like short-term rates. The jump in gasoline prices-primarily reflecting supply constraints by energy producers-hopefully will not spread into other sectors of the economy.
   By midyear, there were many indicators pointing to a slower pace of economic growth. Reduced gains in consumer spending and new job creation suggested that perhaps central bank monetary policy could remain on hold in the third quarter. Curbing economic growth to avoid inflation without generating pockets of noticeable economic weakness is not simple. Hopefully, the central bank will be successful in this endeavor.

BUSINESS

   First Security Corporation is the West's second largest independent bank holding company, and is the nation's oldest multistate bank holding company, having been incorporated on June 15, 1928. During the second quarter of 2000, First Security became a Financial Holding Company under the Gramm-Leach-Bliley Act of 1999. This change enables First Security greater opportunities to affiliate with companies that are "financial" in nature rather than just those "related to banking" as required under the previous regulations.
   At June 30, 2000, First Security's banks operated 336 full service domestic bank offices in Utah, Idaho, Oregon, Wyoming, New Mexico, Nevada, and California. Nonbank subsidiaries include a residential mortgage loan company, a leasing company, an insurance subsidiary, an investment management company, a full-service retail securities broker/dealer/investment banking company, a bankcard transaction processing company, an information technology subsidiary, and a small business investment corporation.
   Internet Address: news, financial updates and information about products and services can be found on First Security's web site at www.firstsecuritybank.com.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Factors that may affect First Security's future results of operations and financial condition, including competition, economic conditions, and technology, were discussed in detail in its 1999 Annual Report on Form 10-K.
  In addition, the pending merger with Wells Fargo is expected to have a significant impact on First Security's future results of operations and financial condition. (See also "Forward- Looking Statements" above.)

PART I. FINANCIAL INFORMATION
Item 2. Continued: Supplemental Tables

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS
($ in thousands, except per share data and ratios; unaudited) (A)
                                                 2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr     Year-To-Date Six Months
                                                    2000       2000       1999       1999       1999        2000       1999   %Chg
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
COMMON & PREFERRED STOCK DATA:
Earnings per common share basic                    (0.01)      0.18       0.34       0.38       0.36        0.17       0.70  (75.7)
Earnings per common share diluted                  (0.01)      0.17       0.33       0.37       0.35        0.17       0.69  (75.4)
Tangible EPS diluted (B)                            0.06       0.20       0.36       0.39       0.37        0.26       0.73  (64.0)
Dividends paid per common share                     0.14       0.14       0.14       0.14       0.14        0.28       0.28    -
Book value per common share [EOP]                   8.84       8.96       9.03       8.99       8.90        8.84       8.90   (0.7)
Tangible book value per common share [EOP](B)       7.06       7.14       7.17       7.06       6.95        7.06       6.95    1.6
Market price (bid) [EOP]                          13.563     12.063     25.500     23.750     27.188      13.563     27.188  (50.1)
Market price: high bid for the period             16.250     26.063     29.750     27.375     27.188      26.063     27.188   (4.1)
Market price: low bid for the period              11.938     11.063     23.000     21.375     17.875      11.063     17.563  (37.0)
Market capitalization (mktprice x #shrs)[EOP]  2,673,566  2,366,206  4,997,261  4,648,944  5,303,971   2,673,566  5,303,971  (49.6)
Market price / book value per com share[EOP]%     153.43     134.63     282.39     264.18     305.48      153.43     305.48
Dividend payout ratio (DPS / EPS basic) %           NM        77.78      41.18      36.84      38.89      164.71      40.00
Dividend yield (DPS / mktprice) [EOP] %             4.13       4.64       2.20       2.36       2.06        4.13       2.06
Price / earnings ratio(mktprice/4qtrsEPSbasic)      15.2x       9.6x      18.0x      16.5x      19.4x       15.2x      19.4x
Common shares basic [EOP]                        197,122    196,154    195,971    195,745    195,085     197,122    195,085    1.0
Common shares basic [Avg]                        196,662    196,030    195,849    195,428    191,323     196,346    189,791    3.5
Common shares diluted [Avg]                      199,558    200,191    201,426    200,788    196,402     199,875    194,911    2.5
Preferred shares [EOP]                                 8          9          9          9          9           8          9  (11.1)
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
INCOME STATEMENT:
Interest income                                  442,806    421,106    432,022    407,911    376,273     863,912    745,302   15.9
Interest expense                                 241,071    222,920    215,430    205,973    190,131     463,991    377,385   22.9
Net interest income                              201,735    198,186    216,592    201,938    186,142     399,921    367,917    8.7
Fully taxable equivalent (FTE) adjustment          2,166      2,312      2,588      2,097      2,611       4,478      5,271  (15.0)
Net interest income, FTE                         203,901    200,498    219,180    204,035    188,753     404,399    373,188    8.4
Provision for loan losses                         15,804     20,545     19,196     12,778     10,596      36,349     27,473   32.3
Noninterest income                                36,621    125,418    129,205    133,369    146,235     162,039    270,401  (40.1)
Noninterest expenses                             227,358    250,285    224,432    210,235    217,363     477,643    409,778   16.6
Provision for income taxes                        (3,207)    17,783     35,863     38,979     35,575      14,576     67,346  (78.4)
Net income                                        (1,599)    34,991     66,306     73,315     68,843      33,392    133,721  (75.0)
Preferred stock dividend requirement                   6          7          6          7          7          13         14   (7.1)
Common stock dividend                             27,561     27,446     27,422     27,411     26,544      55,007     53,127    3.5
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
BALANCE SHEET - END OF PERIOD:
Trading account securities                        22,011     29,052     22,650     89,867    147,951      22,011    147,951  (85.1)
Available for sale (AFS) securities            5,308,882  5,324,658  5,528,269  6,146,907  5,923,169   5,308,882  5,923,169  (10.4)
  Memo: fair value adjustment AFS securities    (240,167)  (245,159)  (212,342)  (151,619)  (107,952)   (240,167)  (107,952) 122.5
Loans, net of unearned income                 14,147,717 15,086,559 14,578,537 13,817,241 13,309,843  14,147,717 13,309,843    6.3
Reserve for loan losses                         (174,443)  (174,443)  (174,443)  (174,443)  (174,443)   (174,443)  (174,443)   -
Total interest-earning assets                 19,787,217 20,586,932 20,300,307 20,601,393 19,550,359  19,787,217 19,550,359    1.2
Loan servicing rights                            181,994    196,545    196,256    190,083    197,476     181,994    197,476   (7.8)
Goodwill and other intangible assets             349,328    356,984    364,466    376,809    380,557     349,328    380,557   (8.2)
Total assets                                  22,509,064 23,336,582 22,992,927 23,346,617 22,134,994  22,509,064 22,134,994    1.7
Noninterest-bearing deposits                   2,326,842  2,291,167  2,272,811  2,567,762  2,621,559   2,326,842  2,621,559  (11.2)
Interest-bearing deposits                     10,909,249 11,312,204 10,937,605 10,645,203 10,361,391  10,909,249 10,361,391    5.3
Total deposits                                13,236,091 13,603,371 13,210,416 13,212,965 12,982,950  13,236,091 12,982,950    1.9
Short-term borrowed funds                      4,636,671  4,791,810  4,787,365  5,149,732  4,134,494   4,636,671  4,134,494   12.1
Long-term debt                                 2,174,447  2,474,930  2,585,755  2,536,949  2,582,370   2,174,447  2,582,370  (15.8)
Total interest-bearing liabilities            17,720,367 18,578,944 18,310,725 18,331,884 17,078,255  17,720,367 17,078,255    3.8
Preferred stockholders' equity                       433        447        451        456        472         433        472   (8.3)
Common stockholders' equity                    1,741,988  1,757,697  1,769,449  1,759,123  1,735,590   1,741,988  1,735,590    0.4
Parent company investment in subsidiaries      2,257,250  2,268,597  2,210,472  2,171,810  2,147,444   2,257,250  2,146,444    5.2
============================================= ========== ========== ========== ========== ==========  ========== ==========  =====

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average. EPS: Earnings Per Common Share. DPS: Dividends Per Common Share.
(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.
(B) Tangible ratios are calculated excluding the effect of goodwill and deposit intangibles, net of taxes.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS (continued)
($ in thousands, except per share data and ratios; unaudited) (A)
                                                 2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr  Year-To-Date Six Months
                                                    2000       2000       1999       1999       1999        2000       1999  %Chg
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
PROBLEM ASSETS & POTENTIAL PROBLEM ASSETS - END OF PERIOD:
Nonaccruing loans:
  Commercial                                      33,043     34,538     30,204     20,644     20,459      33,043     20,459   61.5
  Real estate term                                26,620     26,021     22,806     22,664     24,006      26,620     24,006   10.9
  Real estate construction                         5,771      6,970      3,626      3,267      3,603       5,771      3,603   60.2
  Consumer                                           163        424        256        238         87         163         87   87.4
  Leases                                           4,654      3,887      2,328      2,385      2,247       4,654      2,247  107.1
Total nonaccruing loans                           70,251     71,840     59,220     49,198     50,402      70,251     50,402   39.4
Other real estate                                  9,955      7,408      8,055      8,054      5,301       9,955      5,301   87.8
Total nonperforming assets                        80,206     79,248     67,275     57,252     55,703      80,206     55,703   44.0
Accruing loans past due 90 days or more           27,066     23,470     31,948     21,282     23,567      27,066     23,567   14.8
Total problem assets                             107,272    102,718     99,223     78,534     79,270     107,272     79,270   35.3
Potential problem assets                          47,176     39,962     37,303     45,888     28,031      47,176     28,031   68.3
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
RECONCILIATION OF THE RESERVE FOR LOAN LOSSES:
Reserve for loan losses, beginning               174,443    174,443    174,443    174,443    173,350     174,443    173,350    0.6
Loans (charged off):
  Commercial                                      (2,619)    (4,159)    (2,775)    (2,679)    (6,770)     (6,778)    (7,956) (14.8)
  Real estate term                                  (583)      (556)      (537)      (309)      (533)     (1,139)    (1,204)  (5.4)
  Real estate construction                           -          -          -         (188)      (137)        -         (137)(100.0)
  Consumer credit card & related                  (3,780)    (4,294)    (3,004)    (3,520)    (4,116)     (8,074)    (8,158)  (1.0)
  Consumer vehicle & other                       (16,249)   (21,257)   (19,417)   (14,914)   (15,988)    (37,506)   (38,429)  (2.4)
  Leases                                             (45)      (136)      (373)        (1)       (12)       (181)       (45) 302.2
Total loans charged off                          (23,276)   (30,402)   (26,106)   (21,611)   (27,556)    (53,678)   (55,929)  (4.0)
Recoveries on loans charged off:
  Commercial                                         830        887        844        698        921       1,717      2,107  (18.5)
  Real estate term                                   177        241         70        103         39         418        420   (0.5)
  Real estate construction                           129          1          3         63        214         130        216  (39.8)
  Consumer credit card & related                     764        777        933      1,012        677       1,541      1,346   14.5
  Consumer vehicle & other                         5,567      7,949      5,058      6,956      7,777      13,516     17,033  (20.6)
  Leases                                               5          2          2          1          2           7          4   75.0
Total recoveries of loans charged off              7,472      9,857      6,910      8,833      9,630      17,329     21,126  (18.0)
Net loans (charged off) recovered                (15,804)   (20,545)   (19,196)   (12,778)   (17,926)    (36,349)   (34,803)   4.4
Provision for loan losses                         15,804     20,545     19,196     12,778     10,596      36,349     27,473   32.3
Acquisitions                                         -          -          -          -        8,423         -        8,423 (100.0)
Reserve for loan losses, ending                  174,443    174,443    174,443    174,443    174,443     174,443    174,443    -
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
BALANCE SHEET - AVERAGE:
Trading account securities                        21,471     12,778     39,955    131,292    250,743      17,125    262,733  (93.5)
Available for sale (AFS) securities            5,235,878  5,383,324  5,803,593  6,087,635  5,862,259   5,309,601  5,455,351   (2.7)
  Memo: fair value adjustment AFS securities    (280,851)  (249,366)  (162,861)  (153,354)   (19,704)   (265,109)     8,785   NM
Loans, net of unearned income                 15,561,687 14,667,724 14,258,274 13,711,047 13,307,887  15,114,705 13,490,766   12.0
Reserve for loan losses                         (174,443)  (174,443)  (174,443)  (174,443)  (174,686)   (174,443)  (174,621)  (0.1)
Deferred taxes on leases                        (294,027)  (283,562)  (263,508)  (244,353)  (228,400)   (288,795)  (223,395)  29.3
Total interest-earning assets, excluding
  fair value adjustment AFS securities
  & deferred taxes on leases                  20,947,491 20,365,673 20,506,697 20,298,109 19,353,097  20,656,582 19,135,413    7.9
Loan servicing rights                            196,241    196,268    189,065    203,727    178,010     196,254    178,470   10.0
Goodwill and other intangible assets             357,310    362,322    372,674    377,251    319,904     359,817    291,767   23.3
Total assets                                  23,634,093 23,079,401 23,326,624 23,017,626 21,972,307  23,356,747 21,705,404    7.6
Noninterest-bearing deposits                   2,196,338  2,103,097  2,420,301  2,556,921  2,454,808   2,149,718  2,464,619  (12.8)
Interest-bearing deposits                     11,271,201 11,141,617 11,047,181 10,544,685 10,140,998  11,206,409 10,019,504   11.8
Total deposits                                13,467,539 13,244,714 13,467,482 13,101,606 12,595,806  13,356,127 12,484,123    7.0
Short-term borrowed funds                      5,419,952  4,955,884  4,963,058  4,923,639  4,348,443   5,187,919  4,257,446   21.9
Long-term debt                                 2,372,017  2,520,392  2,481,403  2,591,434  2,657,803   2,446,204  2,655,479   (7.9)
Total interest-bearing liabilities            19,063,170 18,617,893 18,491,642 18,059,758 17,147,244  18,840,532 16,932,429   11.3
Preferred stockholders' equity                       445        449        455        461        472         447        474   (5.7)
Common stockholders' equity                    1,745,272  1,757,248  1,768,455  1,734,772  1,671,059   1,751,260  1,625,605    7.7
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average.
(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.

FIRST SECURITY CORPORATION
FINANCIAL HIGHLIGHTS (continued)
($ in thousands, except per share data and ratios; unaudited) (A)
                                                 2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr  Year-To-Date Six Months
                                                    2000       2000       1999       1999       1999        2000       1999   %Chg
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
OTHER DATA - END OF PERIOD (not rounded):
Full-time equivalent employees                     8,168      8,563      9,602      9,941     10,101       8,168     10,101  (19.1)
Domestic bank offices:
FS Bank (Utah offices)                               140        138        139        139        139         140        139    0.7
FS Bank (Idaho offices)                               88         87         88         88         88          88         88    -
FS Bank (Oregon offices)                              14         14         14         14         14          14         14    -
FS Bank (Wyoming offices)                              8          8          8          8          8           8          8    -
FSB New Mexico                                        48         45         46         46         45          48         45    6.7
FSB Nevada                                            22         23         22         23         23          22         23   (4.3)
FSB California                                        16         15         16         16         16          16         16    -
Total domestic bank offices                          336        330        333        334        333         336        333    0.9
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
SELECTED RATIOS (%):
Return on average assets (ROAA)                    (0.03)      0.61       1.13       1.26       1.26        0.29       1.24
Tangible ROAA (B)                                   0.21       0.72       1.26       1.38       1.36        0.46       1.34
Return on average stockholders' equity (ROAE)      (0.37)      8.01      14.87      16.76      16.52        3.83      16.58
Tangible ROAE (B)                                   4.06      13.47      23.70      26.84      24.94        8.78      24.68
Net interest margin, FTE                            3.89       3.94       4.28       4.02       3.90        3.92       3.90
Net interest spread, FTE                            3.44       3.53       3.82       3.52       3.39        3.48       3.38
Operating expense ratio
  (nonint exp/(net int inc FTE + nonint inc))      94.53      76.79      64.42      62.31      64.89       84.32      63.67
Productivity ratio (nonint exp/avg assets)          3.87       4.36       3.82       3.62       3.97        4.11       3.81
Stockholders' equity/assets [EOP]                   7.74       7.53       7.70       7.54       7.84        7.74       7.84
Stockholders' equity/assets [Avg]                   7.39       7.62       7.58       7.54       7.61        7.50       7.49
Tangible common equity/tangible assets [EOP]        6.28       6.10       6.21       6.02       6.23        6.28       6.23
Loans/deposits [EOP]                              106.89     110.90     110.36     104.57     102.52      106.89     102.52
Loans/assets [EOP]                                 62.85      64.65      63.40      59.18      60.13       62.85      60.13
Reserve for loan losses [EOP] /:
  Total loans                                       1.23       1.16       1.20       1.26       1.31        1.23       1.31
  Nonaccruing loans                               248.31     242.82     294.57     354.57     346.10      248.31     346.10
  Nonaccruing + accruing loans past due 90 days   179.25     183.03     191.34     247.51     235.83      179.25     235.83
Nonaccruing loans/total loans                       0.50       0.48       0.41       0.36       0.38        0.50       0.38
Accruing loans past due 90 days/total loans         0.19       0.16       0.22       0.15       0.18        0.19       0.18
Nonaccruing + accr loans past due/total loans       0.69       0.63       0.63       0.51       0.56        0.69       0.56
Nonperforming assets [EOP] /:
  Total loans + other real estate                   0.57       0.53       0.46       0.41       0.42        0.57       0.42
  Total assets                                      0.36       0.34       0.29       0.25       0.25        0.36       0.25
  Total equity                                      4.60       4.51       3.80       3.25       3.21        4.60       3.21
  Total equity + reserve for loan losses            4.18       4.10       3.46       2.96       2.92        4.18       2.92
Problem assets [EOP] /:
  Total loans + other real estate                   0.76       0.68       0.68       0.57       0.60        0.76       0.60
  Total assets                                      0.48       0.44       0.43       0.34       0.36        0.48       0.36
  Total equity                                      6.16       5.84       5.61       4.46       4.57        6.16       4.57
  Total equity + reserve for loan losses            5.60       5.32       5.10       4.06       4.15        5.60       4.15
Net loans charged off/average loans                 0.41       0.56       0.53       0.37       0.54        0.48       0.52
--------------------------------------------- ---------- ---------- ---------- ---------- ----------  ---------- ----------  -----
CAPITAL RATIOS & RISK-BASED CAPITAL RATIOS (%) - AS OF JUNE 30, 2000:
                                                    FSCO    FS Bank     FSB NM   FSB Nev.   FSB Cal.
                                               ---------- ---------- ---------- ---------- ----------
Leverage ratio                                      7.13       8.41       7.79       8.30       9.14
Tier 1 risk-based capital ratio                     8.56       9.29      12.25      15.16      12.69
Total (Tier 1 + 2) risk-based capital ratio        10.24      10.14      13.43      16.42      13.94
Tier 1 risk-based capital $                    1,676,737  1,457,553    222,121    118,338    110,207
Total (Tier 1 + 2) risk-based capital $        2,006,180  1,590,281    243,517    128,147    121,069
Total risk-based assets - loan loss reserve $ 19,594,252 15,688,070  1,813,857    780,496    868,527
============================================= ========== ========== ========== ========== ==========  ========== ==========  =====

See "Notes to Condensed Consolidated Financial Statements".
EOP: End Of Period. Avg: Average.
(A) Certain reclassifications of 1999 amounts have been made to conform to 2000 classifications.
(B) Tangible ratios are calculated excluding the effect of goodwill and deposit intangibles, net of taxes where applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   From time to time, First Security Corporation and its subsidiaries are subject to claims and legal actions filed or threatened by customers and others in the ordinary course of First Security's business activities. Some legal actions filed against FSCO seek inflated damages, often in an effort to force compromise of a troubled loan transaction. Others recently have been filed as class actions alleging technical violations of arcane Federal statutes with modest individual damages, but potentially large class damage amounts. These are disclosed in filings with the SEC as required by applicable rules. First Security endeavors at all times to conduct its business in a lawful manner, and will always vigorously defend itself against unfounded claims, with a concomitant cost in legal fees and expenses. Since the filing of First Security's Annual Report on Form 10-K for 1999, there have been no material litigation or changes in existing litigation, as defined under SEC regulations, involving First Security and/or one or more of its subsidiaries except as follows:

   Three purported class actions (the Anderson, Gilbert and Dibble cases) alleging securities disclosure violations have been filed in connection with statements by First Security with respect to its fourth quarter 1999 earnings and related accounting issues have been filed against First Security and three of its executive officers. First Security is informed by counsel that an effort is under way to consolidate all of these cases for pre-trial and trial proceedings.

   Based on advice of legal counsel, and its own analysis, First Security continues to believe that no reasonably foreseeable ultimate outcome of any or all of the cases discussed or previously reported will have a material adverse impact on the business or assets of First Security.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   First Security Corporation held its 2000 Annual Meeting of Shareholders on May 22, 2000 at 3 p.m. in the Empire Room of the Joseph Smith Memorial Building, 15 E. South Temple, Salt Lake City, Utah. The only proposal for shareholder action listed in the Proxy Statement was the election of directors for the coming year.
   There were 197,927,207 total equivalent shares outstanding (entitled to vote) of which 154,552,923 or 78.086% shares were actually voted (by proxy and in person).
   The Nominating Committee of First Security's board of directors nominated all twenty current Directors, named below, to serve as Directors until the next Annual Meeting or until their successors are elected and qualified. The results of this vote were as follows:
                                        VOTES         VOTES      VOTES
 NOMINEE:                               FOR #    WITHHELD #      FOR %
 JAMES C. BEARDALL                148,146,721     6,406,202     95.855
 RODNEY H. BRADY                  148,137,710     6,415,213     95.849
 JAMES E. BRUCE                   148,147,204     6,405,719     95.855
 THOMAS D. DEE, II                148,134,556     6,418,367     95.847
 SPENCER F. ECCLES                147,948,885     6,604,038     95.727
 MORGAN J. EVANS                  148,131,898     6,421,025     95.845
 DR. DAVID P. GARDNER             148,116,307     6,436,616     95.835
 ROBERT H. GARFF                  148,155,074     6,397,849     95.860
 JAY DEE HARRIS                   148,015,073     6,537,850     95.770
 ROBERT T. HEINER                 148,121,221     6,431,702     95.839
 KAREN H. HUNTSMAN                148,088,359     6,464,564     95.817
 G. FRANK JOKLIK                  148,046,744     6,506,179     95.790
 B. Z. KASTLER                    148,035,745     6,517,178     95.783
 DR. J. BERNARD MACHEN            147,874,735     6,678,188     95.679
 JOSEPH G. MALOOF                 147,414,457     7,138,466     95.381
 MICHELE PAPEN-DANIEL             148,174,002     6,378,921     95.873
 SCOTT S. PARKER                  148,041,790     6,511,133     95.787
 JAMES L. SORENSON                148,115,843     6,437,080     95.835
 HAROLD J. STEELE                 148,053,387     6,499,536     95.795
 JAMES R. WILSON                  148,142,906     6,410,017     95.853

   On July 31, 2000, a special meeting of shareholders was held to vote on certain matters relating to the pending merger agreement with Wells Fargo & Company. First Security Corporation shareholders voted in favor of the proposal to approve the Agreement and Plan of Reorganization entered into as of the 9th day of April 2000, by and between First Security and Wells Fargo & Company; and a related Agreement and Plan of Merger, dated as of June 23, 2000, by and between First Security and Wells Fargo FSCO Merger Co., a wholly-owned subsidiary of Wells Fargo.
   A Quorum of 128,849,226 shares or 65.422% of the 196,952,213 shares entitled to vote were represented at the meeting.
   The Proposal passed with 117,023,489 votes in favor (90.822% of votes cast and 59.417% of outstanding shares), 10,178,663 votes against (7.900% of votes cast and 5.169% of outstanding shares), and 1,647,074 votes abstaining (1.278% of votes cast and 0.836% of outstanding shares).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 2. Plan of acquisition, reorganization, arrangement, liquidation, or succession:
    Exhibit 2.1: Agreement and Plan of Reorganization, dated as of April 9, 2000 by and between Wells Fargo & Company and First Security Corporation. (Exhibit 10.4 to First Security's report on Form 10-Q for the quarter ended March 31, 2000, incorporated by reference).
    Exhibit 10. Material Contracts:
    Exhibit 10.1: Stock Option Agreement, dated as of April 9, 2000, by and between Wells Fargo & Company and First Security Corporation. (Exhibit
      10.5 to First Security's report on Form 10-Q for the quarter ended March 31, 2000, incorporated by reference).
    Exhibit 11: Computation of Earnings Per Share (attached).
    Exhibit 27: Financial Data Schedule (attached).
(b) Reports on Form 8-K:
    * April 10, 2000, announcing a press release of an April 9, 2000 agreement to merge with Wells Fargo & Company.
    * May 31, 2000, announcing a press release that on May 23, 2000, Joseph G. Maloof submitted to First Security Corporation his resignation as one of its directors.
    * July 20, 2000, announcing a July 18, 2000 press release reporting its earnings and results of operations for the second quarter of this year.

SIGNATURES
FORM 10-Q for the quarterly period ended June 30, 2000
FIRST SECURITY CORPORATION
Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
   First Security Corporation, by


/s/ Brad D. Hardy                          August 14, 2000
----------------------------------------   ------------------
Brad D. Hardy                              Date
Executive Vice President Corporate Services,
General Counsel,
Chief Financial Officer, and
Secretary of First Security Corporation
(Principal Financial and Accounting Officer)

                                    # # #